Form 10KSB
period 1998-12-31
EYE CARE INTERNATIONAL INC
filed 2000-04-04
CIK 949394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998

/_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _____________ to ______________

                 Commission file number 0-27889


                          EYE CARE INTERNATIONAL, INC.

                 (Name of Small Business Issuer in its Charter)

              Delaware
    (State or other jurisdiction                       59-3206480
 of incorporation or organization)          (IRS Employer Identification No.)

                    1511 North Westshore Boulevard, Suite 925
                              Tampa, Florida                     33607

               (Address of principal executive offices)        (Zip Code)

                                 (813) 289-5552

                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                          Name of each exchange on which
to be so registered                          each class is to be registered

          None                                        None

Securities to be registered pursuant to Section 12(g) of the Act:

                      class A common stock, $.001 par value

                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No /_/

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     Revenues for the issuer's most recent fiscal year were $544,140.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on March 1, 2000 was $7,607,469.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes /_/   No /_/

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of March 1, 2000, the issuer had 8,012,604 shares of class A common stock, $.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes /_/   No /X/

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Description of Business.

Our Business

         We market memberships in a comprehensive national non-insurance based quality discount eye care/eyewear plan. The memberships entitle plan participants to obtain eye care service and products from our network of providers at significantly reduced rates.

         We believe that we are the only national discount vision network with ophthalmologists who have agreed to discount all of their medical services, as well as the nation's largest optometric discount vision network. This would make ECI the only national discount vision network which combines ophthalmology services provided by medical doctors with optometric products and services provided by optometrists, opticians and optical locations. Our network has providers at over 11,000 locations, and is comprised of over 1,600 ophthalmologic practices and nearly 10,000 optometric, optician and optical locations. Ophthalmologists, optometrists and opticians participating in our vision care network are located within reasonable proximity to all major metropolitan areas within the United States. The composition of our optometric network is both large chain companies and a wide variety of boutiques and specialty shops. Most other discount vision networks only offer discounts on optometric products and services.

         By offering a full range of eye care/eyewear services, members of our vision care plan are able to obtain a comprehensive eye care service package, including elective cosmetic surgical procedures such as lasik or vision correction surgery, CO2 laser skin resurfacing or wrinkle removal surgery, and other laser surgical procedures performed by ophthalmologists. These procedures are traditionally not covered by insurance or Medicare and are generally expensive. ECI members can obtain these elective procedures from our providers at a discount of 20% from an ophthalmologist's usual and customary rate. As illustrated under the caption "Our Vision Plan," members not eligible for Medicare may receive greater discounts for surgical procedures, such as cataract surgery, that are typically covered by Medicare, since the 20% discount applies to the Medicare allowable cost of procedures, rather than the optholmologist's usual and customary rate, which is generally significantly higher. Although individuals eligible for Medicare may participate in our vision care program, they only receive discounts on surgical procedures not covered by Medicare. Surgical procedures covered by Medicare are performed at the Medicare allowable rate.

         ECI providers offer eyewear products to our members at nationally listed wholesale prices, plus a $30 to $50 dispensing fee paid to the provider. This generally creates a savings in the range of 40% to 60% off retail prices. We also offer a mail order program through which members of our vision care network may order replacement contact lenses and designer or non-designer sunglasses at nationally listed wholesale prices.

         Our revenues are derived from membership fees paid to us by individual subscribers and sponsoring organizations that offer our vision care program to their employees or members. Additional information concerning membership fees is presented under the caption "Marketing". We have experienced losses since we commenced operations in 1994, including a net loss of approximately $1,693,000 for 1997, $2,779,000 for 1998 and $2,293,000 for 1999. The report of our independent auditor on our financial statements contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern because of recurring losses from operations. Our ability to operate profitably depends upon market acceptance of our vision care plan and the development of an effective sales and marketing organization. Although we believe that marketing arrangements entered into since September 1999 will produce significant revenues commencing in the third quarter of 2000, we are unable to predict when and if we will generate sufficient revenues to become profitable.

Our Target Market

         We market our vision care plan to corporations, large sales organizations, religious and fraternal organizations and trade and professional organizations. We are involved in all stages of product development from training individual sales agents to the design and implementation of a specific marketing program at the corporate and affinity group level. These organizations can either purchase our vision care plan for, or offer it to, their employees or members as a supplement to existing health care insurance plans or other benefit programs or as a stand-alone benefit. Sponsors of healthcare programs, including other discount vision plans, may secure for their members the right to use the providers in our vision care network. This is a particularly significant aspect of our marketing plan due to the national scope of our network and the ophthalmology services offered.

Our History

         We are a Delaware corporation incorporated on May 31, 1994, and a successor by merger to Eye Care International, Inc., a Florida corporation. Our principal executive offices are at 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607 and our telephone number is (813) 289-5552.

Industry Overview

Approximately $20 billion is spent on eye care products and services each year in the United States.

         o    Approximately $11 billion is spent on eyeglasses

         o    Approximately $2 billion is spent on contact lenses.

         o Approximately $4 billion is spent on eye examinations and related services

         o Approximately $3 billion represents the costs of related surgical procedures performed by ophthalmologists.

         Ophthalmologists (eye M.D.'s) perform more than three million surgical procedures in the United States annually.

         Eye care products and services in the United States are delivered through a fragmented system of providers composed of approximately 10,500 Board certified ophthalmologists, 31,000 optometrists and 65,000 opticians.

         o Opticians make and adjust eyewear using prescriptions supplied by optometrists or ophthalmologists
         o Optometrists specialize in examination, diagnosis and treatment of conditions of the vision system, including fitting and prescribing contact lenses
         o Ophthalmologists are medical doctors who have at least three years of hospital-based training in the diagnosis and medical and surgical treatment of eye disorders

         The optical dispensing industry in the United States is highly fragmented with the top 100 optical chains accounting for less than 27% of total retail sales in 1995. The retail optical industry is consolidating and will continue to consolidate. Concerns about accelerating healthcare costs have resulted in the increasing prominence of managed care in the eye care industry. However, concerns about the quality of care received under managed care programs and patient access have similarly created a renewed interest in fees for services based programs. Concerns about costs of these programs and services remain, thus giving rise to a type of fee for services programs.

         Most optometric locations offer basic eye care services, including eye examinations and contact lens fittings in order to increase sales. This has had a significant impact on the number of individuals who have begun to use optometrists, instead of ophthalmologists, for general eye care.

         While approximately 90% of general health maintenance organizations cover routine eye examinations, fewer than 15% cover corrective lenses and none effectively cover cosmetic-type surgeries, including lasik or vision correction surgery, CO2 laser skin resurfacing or wrinkle removal surgery and other laser surgical procedures. Comprehensive eyecare/eyewear benefit programs are generally not offered as an employee benefit.

         We have designed our plan to be suitable as a stand-alone product, as a supplement to existing insurance programs or within existing insured/indemnity corporate programs currently being offered by insurance companies, as well as packagers of insurance-type programs, such as health maintenance organizations and preferred provider organizations. Our plan is particularly attractive to sellers of health care insurance and packagers of broad-based health care programs, since we provide substantial national coverage and the only discount network combining ophthalmology with optometric products and services. Because of the availability of ophthalmology services under our plan and the fee structure agreed to by our M.D. providers, by using the ECI network, costs otherwise being incurred by insurance companies, health maintenance and preferred provider organizations and self-insured entities can be substantially reduced. Furthermore, since our discount vision plan is not insurance based, it may be added to existing health care benefits packages.

Market

         In 1995, approximately 157 million of the 263 million people in the United States needed, but only 96 million people wore, some form of corrective eyewear. Therefore, there are approximately 60 million people who need corrective lenses but do not have them. We estimate that in excess of 90% of all American families have a member who wears some form of glasses, prescription and/or non-prescription. The market for corrective eyewear has grown steadily and the demographic trends of an aging population are expected to generate increased demand for corrective eyewear and optical services. As "baby boomers" move further into the 40-64 age bracket, the market for eye wear and eyecare is expected to expand significantly. This is the age group when most people experience presbyopia, difficulty in reading small print. Treatment for diseases predominantly affecting elderly patients such as cataracts and glaucoma, as well as eyewear designed to appeal to mature customers, also is increasing. People over the age of 40 typically require more complex lenses and more expensive prescriptions than younger people. In addition, the increasing use of video display terminals in the workplace has created a further need for eyecare and eyewear. Consequently, the aging of the "baby boom" generation and technology driven advances in the workplace are expected to further expand the size of the optical industry.

             U.S. Population Needing Some Form of Vision Correction
                                  (in Millions)



                                                                     Percentage of
                                                          Number of People       Population
                                     1995                     Wearing             Wearing
      Age                         Population              Corrective Lens     Corrective Lenses
     -----                       -------------          ------------------   -------------------
     0-14                               57.5                        8.9                15%
     15-24                              35.9                       15.0                42%
     25-44                              83.4                       52.4                63%
     45-64                              52.2                       49.6                95%
     65 and over                        33.6                       31.2                93%
                                       -----                      -----               ----
                                 Total 262.6                      157.1                60%
                                       =====                      =====               ====


Our Vision Plan

         Our vision plan offers members the following services and products:

                  o One free eye exam, annually, for prescription glasses (contact lens exam excluded) per membership at participating provider locations.

                  o Network ophthalmologists offer discounts to members for eye examinations and medical and surgical procedures.

     Procedures typically covered by Medicare ("coded") are discounted to our members who are not eligible for Medicare by 20% of the allowed Medicare rate. For example, a physician's usual and customary fee for cataract surgery may be $2,500. Medicare may allow only $1,000. An ophthalmologist participating in our vision network would charge our member only $800 as full payment, resulting in a $1,700 savings, or 68% less than the usual and customary rate. However, members eligible for Medicare pay the Medicare allowable rate. Procedures not coded by Medicare, such as lasik or vision correction surgery, CO2 laser skin resurfacing or wrinkle removal surgery and other laser surgical procedures, are discounted by 20% of the physician's usual and customary fee for all of our members, including those eligible for Medicare.

                  o Network optical locations and other dispensers of eyewear offer discounts of up to 60% off of the retail price of prescription glasses. Network optical locations dispense prescription eyeglasses and safety glasses at the nationally listed wholesale price, plus a dispensing fee paid by the patient to the prescribing physician of $30 to $50, depending upon the complexity of the lenses; contact lenses (other than disposable brands) and sunglasses at prices 20% below retail; and sundry eyewear products at 30% below retail.

                  o Through our mail-order program, members can purchase replacement contact lenses, sunglasses, including most national and designer brands such as Revo, Ray-Ban, Serengeti and Bolle', and safety glasses at wholesale prices, plus a small shipping and handling fee.

                  o We maintain a 24-hour toll-free customer service line and a database of a member's prescription, that allows us to transmit a member's prescription to any network provider, at any time, in case of an emergency.

                  o Members have unlimited access to all providers in the network and their services and products.

                  o We do not have any exclusions for pre-existing conditions, or restrictions on a member's purchase selections, and we do not require members to complete forms when purchasing services or goods.

                  o We guarantee members that as long as they use our plan in good faith during the year, they will save at least the cost of their membership. If they do not realize the savings, we will refund the difference.

                  o We offer our members an unconditional, 30-day money-back satisfaction guarantee.

         Each person in a participating member's immediate family also is entitled to the benefits offered by the plan upon presentation of a membership card bearing our name or logo. One membership card is provided to each family enrolled in the plan. Additional membership cards will be furnished, upon request, to family members for a small processing fee for each additional card.

Providers

         We believe we are the only national vision care network that offers its members access to ophthalmologists who discount all of their services. Our network includes over 1,600 ophthalmic practices, and almost all of our participating ophthalmologists are either Board certified or Board eligible for certification. Approximately 20% of all Board certified ophthalmologists in the United States are part of our network, and most of these ophthalmologists have agreed to not join any other national discount vision plan. Ophthalmologists participating in our network discount their usual and customary fees by 20% for procedures not coded by Medicare. Each ophthalmologist establishes his own usual and customary rates for elective surgical procedures. Members in our vision care plan can compare the rates charged by ophthalmologists participating in our vision care plan with those of other ophthalmologists in the same area by asking those ophthalmologists for the rates they charge for performing the same surgical procedures. We do not offer rate comparisons or provide members with advice concerning the rates charged by ophthalmologists participating in our vision care plan or any others. Medicare coded procedures are discounted by 20% off of the Medicare allowable rate for members not eligible for Medicare. As illustrated under the caption "Our Vision Plan," members not eligible for Medicare may receive greater discounts for Medicare coded procedures such as cataract surgery. Members eligible for Medicare pay the Medicare allowable rates for Medicare coded procedures.

         Our plan has nearly 10,000 optometric, optician and optical locations composed of both large chain companies and a wide variety of boutiques and specialty shops.

Marketing

         Over the first two and one-half to three years of operation we concentrated our efforts on the development of our vision care network, in particularly, the establishment of the first national discount network of ophthalmologists who would agree to discounts on all of their services. We made little to no effort to market the "combined" network until such time as we believed we had achieved material coverage in all 50 states. Once we believed this to have been accomplished, we commenced the marketing of our plan to a select number of employer organizations, including major corporations and small to medium-sized business entities. During that period, our objective was to demonstrate the market acceptability of our plan and to establish relationships with large national sales and benefit consulting organizations, insurance companies, health maintenance and preferred provider organizations and third party administrators.

         It was, and remains, our belief that once we could establish market acceptability of our plan, it would ultimately be marketed primarily through health care consultants and other organizations marketing health care programs at retail and, to a much lesser extent, our own sales efforts. We believe this strategy has proven, and will continue to prove, itself to be effective, especially in view of our continued unique position in the vision care industry as not only being easily "affordable" at both a wholesale and retail price level, but also as a result of our continued position as the only national discount vision plan combining the services of ophthalmologists with optometric providers.

         Through the marketing vehicles described above, the ECI plan is marketed, directly and indirectly, to businesses, affinity groups, individuals and packagers of other health care programs. It may be offered as a supplement to already existing forms of health care coverage or may be purchased on a free-standing basis. A corporation or individual need not have insurance coverage to access our plan. Also, by reason of the breadth of our provider network, our plan can usually match all of the geographic requirements of any national insurance program and certainly meets the needs of migratory populations, such as retirees. We believe this makes our plan particularly attractive to large health care insurance companies, health maintenance and, preferred provider organizations and other packagers of various health programs who market their health care programs over a large geographical area. Our plan is currently being so marketed by several such entities that have commenced marketing our plan through their own sales forces.

         As part of our marketing efforts, we work closely with our customers' internal benefits departments on the design and implementation of a specific marketing program. Once the "sale" is made, we generally receive from our customer a computer disk with all of the pertinent personnel information (name, social security or identification number and address) of the employees/members and/or retirees that will be covered by the plan. We are then able to upload all of this information and within approximately ten business days, send out customized "Welcome Packs" which outline the benefits of the plan, as well as a list of providers in the new member's zip code. The "Welcome Pack" also includes a personalized ECI membership card, listing the member's name, identification number and plan expiration date. Depending on the requirements of the client, we either send the "Welcome Packs" directly to the individuals, or bulk ship them to a designated location.

         When marketed as a stand-alone product, we maintain two pricing structures: an individual/ family annual membership price of $39.95; and a corporate/affinity group annual membership price of $28. We have a "sliding scale" purchase price ranging from $16 to $28, in order to provide discounts to large quantity purchasers of our plan. Additionally, we maintain a "private label" pricing structure. When our plan is sold through an existing insurance agency or packager, the insurance agency or packager incurs practically no additional overhead. This enhances the attractiveness of our plan to such selling entities, providing them with a relatively inexpensive product that fills an otherwise overlooked need in health care. There are no record keeping burdens on corporate/affinity group clients. We handle all clerical administrative functions.

          We intend to strengthen and broaden our overall marketing efforts by:

          o establishing a dedicated regional support staff that will work directly with our independent sales agents, corporate/affinity accounts and marketing partners to facilitate and encourage sale of our vision plan

          o instituting targeted public relations campaigns on both national and local levels

          o enhancing promotional support programs, including image promotion and sales incentives

          o establishing and maintaining, through personnel and computer software programs, the capability of functioning as a third party administrator, either through the establishment of a wholly-owned subsidiary or otherwise.

         We have retained the services of a public relations firm to increase public awareness of our network. In addition, Clark Marcus, our president, has made a number of speaking appearances, published various articles in health care magazines and participated as a guest speaker on several nationally broadcasted radio talk shows, all of which serve to bring our company to the forefront of both the ultimate consumer and corporate/affinity group health care managers.

Competition

         We are not aware of any other national entity that offers a non-insurance based, discount eye care/eyewear program which has, as an integral part of the program, ophthalmologists who have agreed to discount all of their services to members. There are currently a number of national non-insurance based discount eyewear programs, but to our knowledge, no program offers the national eye care feature of our discount vision plan. On a general level, we compete in the highly competitive field of health care service against established organizations, including health maintenance and preferred provider organizations that provide group health care on a discount basis to their members. These organizations are insurance related, and individuals must therefore be members of the insured group to participate in discounts. Although these types of organizations may represent competition, they also represent a viable market for the sale of our vision care plan, since our vision care plan can be sold as a supplement to an insurance program, or may be used to decrease these entities' costs through utilization of our lower price structure with our ophthalmological providers and our serving as a third party administrator. To a lesser extent, we compete against individual ophthalmologists who do not offer discounts to their patients but who may have a loyal patient base. Our success in the marketplace will depend, in part, upon our ability to attract and retain a large number of ophthalmologists in our network.

         Although other entities offer discount vision programs, we are not aware of any that maintain a national medical network of ophthalmologists who discount all of their services. The following entities offer vision programs that compete with the ECI plan:

         o Vision Service Plan, Inc. offers an optometric insurance-based program.

         o Cole National Corp. owns or operates optical locations located at JC Penney, Sears, Montgomery Ward and Pearle, Inc.

         o MemberWorks, a packager of various affinity programs having in the aggregate over 4 million members, offers a discount vision plan (optometric only) which, until recently, was serviced by Cole National Corp. and Outlook Vision. We are the vision eye care/eyewear provider for various MemberWorks private label programs.

         o Spectera, Inc., a health care insurer, offers a discount vision benefit as part of its benefit programs.

         Although ECI competes with these and other entities, as part of our marketing strategy we seek to attract our competitors as customers since our program includes ophthalmologists who discount all of their services substantially below Medicare allowable rates which are usually substantially below the rates that our competitors are able to negotiate. As an indication of the effectiveness of ECI's marketing strategy, although we continue to compete with those entities described above, we have recently entered into relationships with both MemberWorks and Spectera which gives those entities the right to use our provider network and entitles their members to receive the discounts offered by our providers, thus making those entities ECI's customers. We expect this trend to continue and, indeed, accelerate since these entities continue to compete not only against ECI but themselves as well, and now, at least some of them can promote the fact that they too, are in a position to offer discounts on ophthalmology services.

         Notwithstanding the fact that ECI now services, in whole or in part, some of its vision care competitors, ECI believes it has a number of competitive advantages over all other vision care plans.

         o We offer the only national discount eye care/eyewear network that combines ophthalmologic and optometric services on a discount fee-for-service basis. No other national discount program offers a full range of ophthalmologic services, all of which are discounted. All of our participating ophthalmologists contract exclusively with us and agree not to provide their services to any other national, non-insurance based, discount fee-for-service network.

         o All ECI programs carry with it one eye exam at no additional cost, per family membership.

         o Our network is the largest national discount vision network in the U.S.

         o We maintain a nationally recognized fee schedule for both ophthalmologic and optometric services and products.

         o We offer a discount on traditionally non-covered surgical procedures such as vision correction surgerys, CO2 laser skin resurfacing or wrinkle removal surgery and other laser surgical procedures.

         o We market to major insurance companies, health maintenance and preferred provider organizations, which may offer our vision plan as part of, or as a supplement to, their existing programs.

         o Our network is not dependent on any one or several retail chains. The nationwide breadth and density of our network provides members with the convenience of having a provider nearby, and protects both our members and us from loss of service because of retail closures.

         o We do not require that our corporate customers attain minimum employee participation to implement the plan.

         o We have a mail-order program for replacement contact lenses and sunglasses at wholesale prices.

         o We have exclusive contracts directly with 100% of our ophthalmologists and approximately 65% of the optometric locations in our network. This direct contact has a positive impact on our ability to handle customer grievances.

Medical Advisory Board

         We have organized a panel of prominent physicians to serve as our Medical Advisory Board. Members of this panel periodically report on new developments in ophthalmologic treatment. All members of the Medical Advisory Board have served since inception.

Ira A. Abrahamson, M.D. is an Associate Professor of Ophthalmology and Assistant Clinical Professor of Family Medicine at the University of Cincinnati College of Medicine, Cincinnati, Ohio. He received his medical degree from the University of Cincinnati School of Medicine and performed his Ophthalmology residency in Chicago at the Illinois Eye and Ear Infirmary and at Cook County Hospital. Dr. Abrahamson has been on several Ophthalmic Editorial boards and has been a member of the editorial advisory board of the American Family Physician Journal since 1974. He has authored more than 95 scientific publications and four textbooks. Dr. Abrahamson specializes in cataract and anterior segment surgery. Dr. Abrahamson also serves as special consultant to the Company.

Leo D. Bores, M.D. received his medical degree from Wayne State University, College of Medicine and completed his ophthalmologic residency at Detroit Medical Center. He is a Fellow of the American Academy of Ophthalmology, founding member and past-President of the Keratorefractive Society, and has served as Chairman of several educational and scientific committees, as well as being a member of the International Society for Refractive Keratoplasty, and American Society for Cataract and Refractive Surgery. Dr. Bores has lectured, written and taught extensively both in this country and abroad. He has authored in excess of thirty papers and books. Dr. Bores is the founder of and practices at the Bores Eye Institute in Scottsdale, Arizona.

Warren D. Cross, M.D. graduated from the University of Southern California, attended Baylor College of Medicine and did his residency in eye surgery at the University of Texas Medical Branch, Houston. He has been Chief of Staff at the institute of Eye Surgery, Houston, Texas, since 1984. Dr. Cross has been performing refractive surgery since 1979 and has done over 14,000 cases. He also speaks and teaches at numerous professional meetings and courses on both cataract and refractive surgery. He authored the "Complications of Radial Keratotomy" chapters in two surgical test books.

David B. Davis, M.D. received his medical degree from the University of Texas, Medical Branch, Galveston, Texas, and performed his ophthalmology residency at the United States Naval Hospital. Dr. Davis has served on numerous elected and appointed boards, including the International Committee for standards of Ophthalmic Devices and Instruments, American Society of Cataract and Refractive Surgery; Board of Directors, American College of Eye Surgeons; International Scientific Advisory Board, American Society of Cataract and Refractive Surgery. He is a member of numerous professional organizations and also participates in extensive speaking engagements. Dr. Davis practices medical surgery at the Davis/Mandel Eye Center in Hayward, California.

Robert H. Marmer, M.D. received his medical degree from the University Autonoma de Guadalajara and completed his ophthalmic residency program at the Mayo Clinic in Rochester, Minnesota. Prior to beginning his private practice in Atlanta, Georgia, he served as a Professor of Ophthalmology at Ahmadubello University in Kaduna and Zaria, Nigeria, West Africa. Dr. Marmer was the first surgeon to introduce and perform Radial Keratotomy surgery in Georgia. Dr. Marmer is a member of numerous professional associations, including the American Academy of Ophthalmology, the American College of Eye Surgeons and the International Association for Ocular Surgeons. He has been the official team ophthalmologist for the NBA Atlanta Hawks for over 15 years, and is the official team ophthalmologist of the International Hockey League Atlanta Knights.

Lee T. Nordan, M.D. received his medical degree from the University of New Mexico School of Medicine, Albuquerque, New Mexico, and did his ophthalmic residency at West Virginia University Hospital, Morgantown, West Virginia. Dr. Nordan serves on numerous professional boards including the Scientific Advisory Board, American Society of Cataract and Refractive surgery, and the Board of Directors of the International Society of Refractive Keratoplasty. He has authored numerous scientific publications and is in private practice in La Jolla, California.

Spencer P. Thornton, M.D. earned his medical degree from the Bowman Gray School of Medicine of Wake Forest University, Winston-Salem, North Carolina, and completed his residency in Ophthalmology at Vanderbilt University School of Medicine, Nashville, Tennessee. Dr. Thornton is certified by the American Board of Ophthalmology, Fellow of the American Academy of Ophthalmology, Fellow of the American College of Surgeons, and is President of the Board of Directors of the American Society of Cataract and Refractive Surgery and serves as Chairman of the International Committee of Standards and Quality Control for Ophthalmic Instruments and Devices. Dr. Thornton has served on several publication editorial boards, has co-authored and been a contributor to twelve textbooks on ophthalmic surgery and is the author of more than 100 published papers on cataract and refractive surgery. He has lectured in 27 countries and been adjunct or guest professor in universities in ten countries. Dr. Thornton is a member of the Board of Visitors of Baylor University and Director of the Thornton Eye Surgery Center in Nashville, Tennessee. Dr. Thornton also serves as special consultant to us.

Special Consultants

Herbert Gould, M.D., In addition to advising us on new developments in the field of ophthalmology, Dr. Gould writes a regular column in a number of publications throughout the United States directed toward the senior market. This is through arrangements made by ECI as part of our marketing efforts. Dr. Gould is widely recognized throughout the United States as a pioneer in the delivery of refractive surgery and aesthetic laser treatment and training. He currently is President of the New York Keratorefractive Society and is past-President of the New York Intraocular Lenses Society. Dr. Gould was also awarded the Bronze Medal of the Cannes Film Festival for his film on intraocular transplantation. He has performed over 6,000 refractive procedures, trained hundreds of physicians in the refinement of the procedures and is considered a leader in his field. Dr. Gould serves as Special Consultant to the Company and is active in a number of the Company's promotional marketing activities.

Philip J. Shelton, M.D., J.D.,F.A.C.S., F.C.L.M., practices both ophthalmology and law in West Hartford, CT. He received his medical degree from New York University and completed his ophthalmology training at the Mount Sinai Hospital in New York City. He earned his J.D. degree from the University of Connecticut School of Law. Dr. Shelton has authored numerous publications and lectures internationally on managed care and other medical legal topics. He is presently Assistant Clinical Professor at the University of Connecticut Medical School, a guest professor at Yale University, and a lecturer in ophthalmology at Tufts University. Dr. Shelton is certified by the American Board of Ophthalmology and specializes in the treatment of cataracts and glaucoma. One of the first ophthalmologists in the Hartford area to implant intraocular lenses, Dr. Shelton has always been at the forefront of his field. Dr. Shelton is President of the New York Intraocular Lens Implant Society and has served as an officer of several professional organizations. He is on the Board of Governors of the American College of Legal Medicine and was a founding director, as well as past Chairman and past President, of ConnectiCare, one of the State's largest HMO's.

Employees

         As of March 1, 2000, we had twelve full-time employees, including three in sales and marketing, and nine in customer service and administration.


Item 2.  Description of Property.

         Our executive offices, which consist of approximately 4,400 square feet, are located in Tampa, Florida. Our lease expires on July 31, 2003 and provides for a current annual rental rate of $87,576.


Item 3.  Legal Proceedings

         We are not a party any litigation, that if adversely determined, would have a material adverse effect on our business.


Item 4.  Submission of Matters to a Vote of Security Holders

         We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II


Item 5. Market Price of And Dividends on The Registrant's Common Equity And Other Shareholder Matters.

Market Information

         Our class A common stock is traded on the OTC Bulletin Board under the symbol "EYCR". Set forth below are the high and low bid and asked prices for our class A common stock on the OTC Bulletin Board for each quarter since the beginning of 1998. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                    Bid Price                 Asked Price
                               ------------------       ---------------------
     Quarter Ended              High        Low          High              Low
     -------------             -----      ------        ------           ------
March 31, 1998..............   5.375        2.25          6.25             3.00
June 30, 1998 ..............    5.00        2.00          5.00             2.00
September 30, 1998..........   3.375      1.6875        4.1875             1.75
December 31, 1998...........    3.25        1.25          3.25           1.3750
March 31, 1999..............   2.125        0.75         2.375           0.8125
June 30, 1999 ..............  1.0625        0.50         1.125             0.50
September 30, 1999..........    0.73        0.25        0.8125             0.40
December 31, 1999...........  1.0625        0.25        1.1875             0.34

         On March 1, 2000 the closing bid price of one share of our class A common stock on the OTC Bulletin Board was $0.937.

         As of December 31, 1999 there were 229 holders of record of our class A common stock.

Dividends

         The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements and financial condition. We have never paid any dividends on our class A common stock and we do not anticipate paying such dividends in the foreseeable future. We intend to retain earnings, if any, to finance our operations.

Sales of Unregistered Securities

         During 1999, we sold the following securities in transactions that were not registered under the Securities Act.

         1. From January through August of 1999, we sold an aggregate of 506,500 shares of class A common stock to 20 accredited investors for a total purchase price of $506,500 ($1.00 per share).

         2. In November and December of 1999, we sold an aggregate 495 shares of series A convertible preferred stock to 4 accredited investors for a total purchase price of $495,000 ($1,000 per share). Each share of series A convertible preferred stock is convertible into 2,000 shares of class A common stock.

         These transactions were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Registration D. There were no underwriters involved in these transactions and there were no underwriting discounts or commissions paid in connection with these transactions. The purchasers in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in these transactions had adequate access to information about us and were sophisticated investors.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.


Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Sales. Sales for the year ended December 31, 1999, of $532,677 were nearly $105,000, or 17%, less than the $637,941 recorded during the same time period in 1998. This decrease was primarily due to reduced sales of approximately $178,000 by one of our clients who packages and sells discount multi-health care programs that includes ECI as the vision care provider, partially offset by sales to two new clients totaling approximately $79,000.

Selling, General and Administrative Expenses. The major components of selling, general and administrative expenses (G&A) are payroll, commissions, business travel postage and printing, and profession/consulting fees. G&A expenses of $2,536,855 were approximately $236,000, or about 9%, lower than the $2,772,858 for the year ended December 31, 1998. A $152,000 decline in commission expenses, as well as a $71,000 decline in telephone expenses and a $69,000 decline in professional/consulting fees, was partially offset by an $52,000 increase in payroll and related payroll expenses.

Commissions declined by approximately $152,000, from $513,142 in 1998 to $361,606 in 1999, because fewer equity dollars (the sales of common stock via private placements), upon which commissions are paid, were raised in 1999 as compared to 1998.

Telephone expenses decreased by nearly $71,000 to $40,960 in 1999 because lower rates were negotiated in early 1999 and allowed credits were used to offset 1999 charges.

Consulting/professional expenses declined from $421,288 in 1998 to $351,838 in 1999, a decrease of approximately $69,000, mainly due to an extraordinary level of legal activity in 1998 and the company's efforts to reduce 1999 spending.

Payroll and employee expenses increased by $52,000 to $1,025,975 in the year 1999 because of the addition of 4 employees in late 1998 and early 1999. and general payroll increases.

Business travel and postage and printing expenses were nearly the same level in 1999 as in 1998.

Interest Income. Interest income for 1999 of $11,463 was about $40,000 lower than the interest earned in 1998. As a result of a private equity placement in late 1997 and 1998, we maintained a cash balance significantly higher in 1998 than in 1999 and we were thus able to invest more principal in interest bearing securities.

Interest Expense. During 1999, interest expense of $4,699 was nearly the same as in 1998.

Depreciation and Amortization Expense. Since no major depreciable assets were added during 1999, and with the January 1, 1999 adoption of Statement of Position 98-5, "Reporting on the Cost of Start-up Activities", depreciation and amortization expense of $31,739 was nearly $177,000 lower in 1999 than in 1998.

Change in Accounting Principle. Effective January 1, 1999, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities",. This statement requires that certain costs of start-up activities and organization costs be expensed as incurred rather than capitalized and amortized under previous accounting principles. The cumulative effect of the change on net income was $749,433, net of taxes in the amount of $0, since we had loss carryforwards.

Liquidity and Capital Resources

Since inception, our expenses have consistently exceeded our revenues. Operations have primarily been funded from the issuance of debt and equity securities aggregating approximately $7 million. All debt and related interest, except for $50,000 of debt, was converted into equity in 1997 at a conversion rate of $1.00 per share of common stock; there was no gain or loss on the conversion. We used cash for operating activities of approximately $1.5 million and $2.2 million in 1999 and 1998, respectively, primarily for payroll, business travel and professional/consulting fees.

We invested $2,472 and $65,933 in 1999 and 1998, respectively, to acquire computers and office furniture. During 1999 and 1998 we raised $977,500 and $2,466,599, respectively, through financing activities, primarily the sale of common stock at a price of $1 per share.

Going Concern

Note F to the audited financials expresses the uncertainty of our ability to continue as a going concern. We believe that significant revenues will be generated commencing in the third quarter of 2000 as a result of marketing arrangements entered into since September 1999.

Forward-Looking Statements

         This report includes forward-looking statements that are not based upon historical facts. These statements, which discuss future expectations, estimate the happening of future events, or our results of operations or financial condition for future periods, can be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "intend", "anticipate", "estimate", "continue", or similar words. These forward-looking statements are subject to certain uncertainties, and there are important factors that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 7.  Financial Statements.

         The financial statements follow Item 13 of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Secton 16(a) of the Exchange Act

The following is a list of our directors and executive officers:

Name                                Age                       Position
-----                              -----                      --------
Clark A. Marcus                     57               Chairman, President, Chief Executive
                                                     Officer and Director

James L. Koenig                     52               Senior Vice President, Chief Financial
                                                     Officer, Secretary and Director

Richard Abrahamson, M.D.            38               Director

William Koch, M.D.                  59               Director

Robert Veligdan, M.D.               50               Director

Steven Handwerger                   57               Director

Sharon Kay Ray                      41               Director


Clark A. Marcus, one of our founders, has served as Chairman of the Board and Chief Executive Officer since September 1993. He also has served as President since February 1996. Mr. Marcus has been a practicing attorney since 1968 and was senior partner in the New York law firms of Victor & Marcus and Marcus & Marcus.

James L. Koenig has been Sr. Vice President, Chief Financial Officer and a member of our Board of Directors since February 1996. He initially joined us as an independent sales agent in December 1994. Prior to joining us, he worked in various accounting/management capacities primarily in the utilities industry. From 1984 to November 1994, Mr. Koenig was employed by Tampa Electric Company in various executive capacities ranging from Assistant Controller to Director of Audit Services and Director of Regulatory Affairs.

Richard Abrahamson, M.D., one of our founders, has been a member of our Board of Directors since August 1995 . Dr. Abrahamson also serves as a member of our Medical Screening Committee. Since July 1992, Dr. Abrahamson has operated a private ophthalmology practice specializing in diseases and surgery of the eye. Dr. Abrahamson advises us on credentials of ophthalmologists, expansion of our network and sometimes interacts with network providers.

William H. Koch, M.D. has been a member of our Board of Directors since
February 1996. He has been a psychiatrist and child development specialist since 1974. He is the Founder and Director of Parent and Child Services, Inc., New York City; The Parent and Child Consultation Services, New York City; and the "School for Parents." He is a former member of the faculty of the College of Physicians and Surgeons, New York City, and Special Consultant to Child Protective Services, New York City. Dr. Koch also is an author, lecturer and consultant.

Robert Veligdan, D.M.D., has been a member of our Board of Directors since May 1994. He has been a Professor and Instructor at Columbia University since 1977 and lectures on numerous topics relative to dentistry. He is also a staff member at Columbia University Hospital. He has operated a private dentistry practice since 1975. Dr. Veligdan is a member of numerous professional associations including the American Dental Association, the staff of Columbia University S.D.O.S., Academy of Oral Rehabilitation, Academy of General Dentistry and the International Congress of Oral Implantologists.

Steven Handwerger has been a member of our Board of Directors since February 1996. He has been employed by Halmode Apparel (a division of Kellwood) since December 1996, where he is in charge of merchandising and sales for the Plaza South Division. From December 1991 through December 1996, he was President of Santa Fe Enterprises, a dress manufacturer.

Sharon Kay Ray, one of our founders, has been a member of our Board of Directors since inception. Since March 1989, she has served as regional marketing representative for Novo Nordis Pharmaceuticals, a multi-national pharmaceutical company and as a special marketing consultant for a number of public and non-public corporations.

         All our directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, and all executive officers hold office at the discretion of the Board of Directors. We do not have an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than ten percent of our class A common stock to file certain reports of ownership and changes in ownership with the SEC within specified time periods. Officers, directors and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16 (a) forms they file. We are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 1999.

Item 10.  Executive Compensation

The following table sets forth the compensation paid to, earned by or accrued for our Chief Executive Officer and each of our other executive officer for whom more than $100,000 was paid or accrued as compensation for the years ended December 31, 1999, 1998 and 1997 (collectively, the "Named Executive Officers"):

                               Annual Compensation

                                                                  Cash
Name and Principal Position                      Year             Compensation          Other Compensation
---------------------------                      ----             ------------          ------------------
Clark Marcus                                     1999             $254,720              $73,333(1)
     Chief Executive Officer and President       1998             $213,745              $81,241(1)
                                                 1997             $128,933              $89,034(1)

James L. Koenig                                  1999             $203,694              $ 6,375(2)
     Senior Vice President, Chief Financial      1998             $154,341              $20,200(2)
     Officer and Secretary                       1997             $113,702                   --


------------------
(1) Includes legal retainer (see Item 12. Certain Relationships and Related Transactions); auto allowance (1999 - $5,000; 1998 - $5,390); and life insurance premiums (1999 - $4,971; 1998 - $8,563; and 1997 - $1,339); and
    reimbursement for overnight child care expenses while out-of-town on business (1998 - $22,879; 1997 - $15,727).

(2) Includes auto allowance (1999 - $5,000; 1998 - $18,000) and life insurance premiums (1999 - $1,375; 1998 - $2,200).

Employment Agreements

    Clark Marcus serves as our Chief Executive Officer pursuant to an employment agreement which expires in September 2002. The agreement provides for a salary of $150,000 per annum, increased by an amount equal to the greater of fifteen percent (15%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus beginning at three percent (3%) of our pre-tax profits in any year that our revenues exceed $1 million and increasing up to seven percent (7%) of our pre-tax profits in any year that our revenues exceed $4 million. His base salary for the fiscal year ending December 31, 1999 is $241,546. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Marcus' employment is terminated within 12 months following a change in control, Mr. Marcus will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years.

    James L. Koenig serves as our Senior Vice President and Chief Financial Officer pursuant to an employment agreement which expires in February 2001. The agreement provides for a salary of $125,000 per annum, increased by an amount equal to the greater of ten percent (10%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus of three percent (3%) of our pre-tax profits in any year that our revenues exceed $1 million. His base salary for the fiscal year ending December 31, 1999 is $199,650. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Koenig's employment is terminated within 12 months following a change in control, Mr. Koenig will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years.

    Each of Messrs. Marcus and Koenig have entered into agreements with us which provide that, for a period of three years following the termination of his employment, he will not

         o engage, directly or indirectly, in a business within the United States that markets products or services the same as, similar to, or competitive with, our products or services, whether fully developed or in the development stage.

         o solicit or accept business from any entity within the United States which is or was a customer of ours during his tenure with us, if such business involves one of our products.

         o solicit the employment of, hire or cause any other entity to hire, any of our employees.

Stock Options

         No stock options have been granted to Messrs. Marcus or Koenig.

Stock Option Plan

         Our Board of Directors has adopted, and in May 1997 our stockholders approved, the Eye Care International, Inc. 1997 Stock Option Plan. The stock option plan is to be administered by the Board of Directors or a committee of the Board. Pursuant to the plan, options to purchase 500,000 shares of class A common stock may be granted to directors, employees (including officers) and consultants.

         The plan authorizes the issuance of incentive stock options, as defined in Section 422 (b) of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights ("SARs", and together with ISOs and NQSOS, "Options"). Consultants and directors who are not also employees are eligible for grants of only non-qualified stock options or non-qualified stock options in tandem with stock appreciation rights. The exercise price of each incentive stock option may not be less than 100% of the fair market value of the class A common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of our outstanding stock or outstanding stock of a subsidiary or parent of our company, the exercise price may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of the shares covered by incentive stock options, or incentive stock options in tandem with stock appreciation rights, granted under the plan that become exercisable by a participant in the plan for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each non-qualified stock option, or non-qualified stock option in tandem with a stock appreciation right, is determined by the Board of Directors or committee, in its discretion, but may in no event be less than 85 % of the fair market value of a share of class A common stock at the time of grant.

         Subject to the provisions of the plan, the Board of Directors, or the committee, has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the type of option, the exercise period, the restrictions, if any, on the exercise of the option, the terms for payment of the exercise price and other terms and conditions. No option granted under the stock option plan shall have an expiration date late than 10 years from the date of grant, and if an incentive stock option, or a stock appreciation right in tandem with an incentive stock option, is granted to a person owning 10% or more of our outstanding stock or the outstanding stock of a subsidiary or of our parent, such incentive stock option shall not be exercisable after the expiration of five years from the date of grant. A stock appreciation right may be exercised at any time during the exercise period of the incentive stock option or non-qualified stock option with which it is granted in tandem and prior to the exercise of such incentive stock option or non-qualified stock option. Payments by holders of options upon exercise of any option may be made (as determined by the Board of Directors or the committee) in cash, by delivery of shares of common stock or such other form of payment as may be permitted under the plan.

         No options have been granted under the plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of March 1, 2000 by (i) each stockholder known by us to be a beneficial owner of more than five percent of the outstanding common stock; (ii) each executive officer whose compensation for 1999 was in excess of $100,000; and (iii) all directors and officers as a group.

                                       Amount and Nature
                                         of Beneficial                               Percentage of Common Stock
                                         Ownership (1)                                 Beneficially Owned (2)
                                   ---------------------------       -------------------------------------------------------

                                    Class A           Class B                 As a %              As a %             As a %
                                    Common             Common                 of All              of All             of All
Name                                Stock              Stock               Common Stock           Class A           Class B
-----                              --------          ---------             ------------        ------------       ------------
Clark Marcus (3)                    75,000             474,100                5.8%                  *                34.4%
Eva Katzman (3)                         -              268,600(4)             2.9%                  *                19.3%
Sharon Kay Ray (3)                  23,000             198,200                2.4%                  *                14.4%
Richard Abrahamson, MD(3)           72,740             181,800                2.7%                  *                13.2%
James L. Koenig (3)                 24,000             130,000                1.6%                  *                 9.4%
Robert G. Veligdan,DDS(3)           62,500                   -                   *                  *                  --
William Koch (3)                         -              25,000                   *                 --                 1.8%
Steven Handwerger(3)                 5,000                   -                   *                  *                  --
All officers and directors         262,240           1,009,100                13.5%                3.3%              73.2%
as a group (9 persons)

------------
*        Less than 1%

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to beneficially own any shares that such person has the right to acquire within 60 days after March 1, 2000.

(2) Calculated as a percentage of the total number of shares of common stock issued and outstanding without respect to voting power. Each share of class B common stock is entitled to five votes per share, as compared to one vote per share of class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 1, 2000, any shares, which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person. As of March 1, 2000, we had 8,012,604 shares of class A common stock outstanding and 1,377,700 shares of class B common stock outstanding, or a total of 9,390,304 shares of common stock outstanding.

(3) Address is c/o Eye Care International, Inc., 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607.

(4) Includes 193,600 shares of Class B common stock owned personally by Mrs. Katzman and 75,000 shares of Class B common stock held in trust the minor children of Jerry Katzman, M.D., formerly an officer and director. Dr. Katzman disclaims beneficial ownership or control over all of said shares.

Item 12.  Certain Relationships and Related Transactions

         We pay Clark Marcus, our President and Chief Executive Officer, a retainer of $5,000 per month for legal services.


Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.       Exhibit

3.1*              Certificate of Incorporation, as amended.
3.2*              By-laws
3.3               Certificate of Designation for Series A Convertible Preferred
                  Stock.
10.1              1997 Stock Option Plan
10.2*             Employment Agreement with Clark Marcus.
10.3*             Employment Agreement with James L. Koenig
21.1*             Subsidiaries
27.1              Financial Data Schedule
-------
* Incorporated by reference to our Registration Statement on Form 10-SB filed on November 1, 1999.

(b) Reports on Form 8-K.

    None
                                       19

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000

EYE CARE INTERNATIONAL, INC.

By: /s/ Clark A. Marcus,                           By: /s/ James L. Koenig
    -------------------------------------             --------------------------
    Clark A. Marcus,                                  James L. Koenig
    President and Chief Executive Officer             Senior Vice President and
    (Principal Executive Officer)                     Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 30, 2000 in the capacities indicated.

             Signature                        Title
             ---------                        -----
/s/ Clark A. Marcus
--------------------------------              Chief Executive Officer,
    Clark A. Marcus                           President and a Director
                                              (Principal Executive Officer)
/s/ James L. Koenig
--------------------------------              Senior Vice President and
    James L. Koenig                           Chief Financial Officer and a
                                              Director (Principal Financial
                                              and Accounting Officer)

--------------------------------              Director
    Richard A. Abrahamson, M.D.


/s/ William Koch, M.D.
--------------------------------              Director
    William Koch, M.D.

/s/ Robert Veligdan, M.D.
--------------------------------              Director
    Robert Veligdan, M.D.

/s/ Steven Hardwerger
--------------------------------              Director
    Steven Hardwerger

--------------------------------              Director
    Sharon Kay Ray

                   Index to Consolidated Financial Statements



                                                                        Page

Independent Auditor's report                                             F-1

Consolidated balance sheet at December 31, 1999                          F-2

Consolidated statements of income and retained earnings
  for the years ended December 31, 1999 and 1998                         F-3

Consolidated statements of changes in common equity for
  the years ended December 31, 1999 and 1998                             F-4

Consolidated statements of cash flows for the years ended
  December 31, 1999 and 1998                                             F-5

Notes to consolidated financial statements                               F-6

                          PHILIP J. ELENIDIS & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS




                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Eye Care International, Inc.
Tampa, Florida

         We have audited the accompanying consolidated balance sheet of Eye Care International, Inc. and Subsidiary as of December 31, 1999 and the consolidated statements of income and retained earnings, changes in common equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye Care International, Inc. and Subsidiary as of December 31, 1999 and the results of its operations, changes in common equity and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Yonkers, New York                               /s/ Philip J. Elenidis & Company
March 27, 2000


984 North Broadway                                         Phone: (914) 965-1002
Yonkers, New York 10701                                    Fax:   (914) 965-8214

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET





                                     ASSETS
                                                    December 31,
                                                        1999
                                                     ---------
Current assets
  Cash                                               $ 129,482
  Accounts receivable                                  112,002
  Miscellaneous receivables and
    advances                                           139,998
                                                     ---------
                                                     $ 381,482
Fixed assets - net of accumulated
  depreciation                                          60,315

Other assets
  Organization expense - net of
    accumulated amortization                                --
                                                     ---------

      Total assets                                   $ 441,798
                                                     =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
  Accrued expenses and taxes payable                $  452,978
  Notes payable                                         50,000
                                                    ----------
                                                    $  502,978
                                                    ----------
 Stockholders' equity
  Capital stock
  - 30,000,000 shares of $.001 par
    value common stock authorized:
    9,010,304 shares issued and outstanding              9,010
  - 10,000,000 shares of $.001 par
    value preferred stock authorized:
    495 shares issued                                        1
  Paid in capital                                    6,894,325
  Retained earnings                                 (6,964,516)
                                                    ----------
                                                    $  (61,180)
                                                    ----------

    Total liabilities and
     stockholders' equity                           $  441,798
                                                    ==========


The accompanying auditor's report and notes are an integral part of these financial statements.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                For the years ended December 31,
                                                    1999              1998
                                                    ----              ----
Revenue
   Membership fees                               $   532,677      $   637,941
   Interest                                           11,463           51,705
                                                 -----------      -----------
                                                 $   544,140      $   689,646

General and administrative expenses                2,536,855        2,772,858
Interest                                               4,699            5,833
Depreciation and amortization                         31,739          208,722
                                                 -----------      -----------
                                                   2,573,293        2,987,413
                                                 -----------      -----------

Loss from operations                              (2,029,153)      (2,297,767)

Other income - proceeds from lawsuit                      --            5,000
                                                 -----------      -----------

Loss before cumulative effect
  of accounting change                            (2,029,153)      (2,292,767)

Cumulative effect of accounting
  change to adopt SOP 98-5                          (749,433)              --
                                                 -----------      -----------
Net loss                                          (2,778,586)      (2,292,767)

Retained earnings - January 1,                    (4,185,930)      (1,893,163)
                                                 -----------      -----------
Retained earnings - December 31,                 $(6,964,516)     $(4,185,930)
                                                 ===========      ===========
Earnings per share                                     $(.31)          ($0.28)
                                                 ===========      ===========


The accompanying auditor's report and notes are an integral part of these financial statements.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF CHANGES IN COMMON EQUITY

                               Common        Paid-in        Retained
                               Equity        Capital        Earnings

Balance December 31, 1997      $6,297      $3,452,940     ($1,893,163)

Net Income/(Loss)                                         ($2,292,767)
Issuance of Capital Stock      $2,207      $2,464,392

Balance December 31, 1998      $8,504      $5,917,332     ($4,185,930)

Net Income/(Loss)                                         ($2,778,586)
Issuance of Capital Stock      $  506      $  976,989

Balance December 31, 1999      $9,010      $6,894,325     ($6,964,516)

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                For the years ended December 31,
                                                      1999              1998
                                                      ----              ----
 Cash flow from operating activities
  Net loss                                         $(2,278,586)     $(2,292,767)

 Adjustment to reconcile net income
  to net cash provided by operating activities
  Depreciation and amortization                         31,739          208,722
  Accounting change                                    749,433

 Changes in operating assets and liabilities
  Decrease in accounts receivables                      56,479          146,737
  Increase or increase in miscellaneous
    receivables and advances                             8,303         (116,545)
  Increase or decrease in accrued expenses
    and taxes payable                                  428,345         (115,330)
                                                   -----------      -----------

 Net cash provided by operating activities          (1,504,288)      (2,169,183)

 Cash flow from investing activities
  Purchase of fixed assets                              (2,472)         (65,933)

 Cash flow from financing activities
  Proceeds from sale of capital stock                  977,500        2,466,599
                                                   -----------      -----------

 Increase or decrease in cash                         (529,260)         231,483

 Cash - January 1,                                     658,742          427,259
                                                   -----------      -----------

 Cash - December 31,                                   129,482          658,742
                                                   -----------      -----------

 Supplemental disclosures
   Interest paid                                         4,153            5,833
                                                   -----------      -----------

  Income taxes paid                                        -0-               -0-
                                                   ===========      ============

The accompanying auditor's report and notes are an integral part of these financial statements.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

 Note A - NATURE OF THE ORGANIZATION
          --------------------------

          Eye Care International, Inc. and Subsidiary (the Company) markets vision care benefit plans and enhancements to plans provided by others. The Company's benefit plans and plan enhancements afford its member/subscribers, and those of its plan sponsors (employers, associations, etc.) and other licensed organizations, the opportunity to obtain discounted services from its national network of ophthalmic physicians. Through contractual arrangements with others, the Company's plans also provide its member/subscribers with access to providers of eye wear and other benefits on a discounted basis.

          The Company's principal operating revenues consist of annual fees charged to participating physicians and user fees charged either directly to its member/subscribers, or indirectly through plan sponsors or through licensing arrangements with providers of other benefit plans in exchange for access by their member/subscribers to the Company's network of ophthalmologists on a similarly discounted basis.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         1. Principles of Consolidation
            ---------------------------

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, National Vision Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

        2. Revenue Recognition
           -------------------

           The Company sells one, two and three year memberships in its vision plan. At the time of enrollment, it issues a membership kit that includes a membership card, network providers and other materials which completes the Company's obligation during the term of membership. After thirty days, the membership cannot be cancelled, therefore membership fees are recognized in full at the time of enrollment. Membership fees however, can neither be determined nor estimated until reported to the Company by the selling organization and are subject to possible subsequent audit by the Company at its option under the terms of the related agreement. Accordingly, depending on the timeliness and accuracy of membership reports received (which are presently beyond the Company's control), membership income is not recognized in the Company's financial statements until reported

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------

         2. Revenue Recognition (continued)
            -------------------

            by licensees, which may be in periods later than those in which they were earned and subject to adjustment in subsequent periods.


         3. Fixed Assets and Depreciation
            -----------------------------

            Fixed assets are recorded at cost. Depreciation of fixed assets is recorded using accelerated and straight line methods over the estimated useful lives of the related assets.

         4. Income Taxes
            ------------

            Income taxes are to be provided for the tax effects of transactions reported in the financial statements. Provisions will be made for deferred income taxes, which result from timing differences between expenses and income as reported for financial statement purposes and their deductibility or exclusion for income tax purposes, when appropriate.

         5. Warrants
            ---------

            The Company has issued 482,500 warrants for the purchase of common stock. Of these warrants, 82,500 have an exercise price of $1.00 per share and expire at various dates from January 2001 to April 2003. The warrants were issued to individuals who made loans to the Company in 1995 through 1997 at the rate of one warrant per dollar loaned. Upon maturity, $32,500 of the notes were paid in full without the holder exercising the warrants. The remaining 50,000 warrants relate to the notes payable detailed in Note C.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------------------

         5. Warrants (continued)
            --------

            The remaining 400,000 warrants were issued in 1998 to an individual as an incentive to sign a "spokesperson" contract for future service. These warrants have an exercise price of $1.50 per share and expire in June 2003. Conversion of these warrants would have a negligible affect on earnings per share computation.




         6. Preferred Stock
            ---------------

            In late 1999, the Company issued 495 shares of convertible preferred stock at a price of $1,000 per share. Each share of preferred stock is convertible into 2,000 shares of common stock and has a liquidation preference of $1,000 per share. We have the right to redeem shares of series A convertible preferred stock on the third anniversary of the date shares of series A convertible preferred stock were first issued at a redemption price of $1,200 per share.


         7. Change in Accounting Principle
            ------------------------------

            Effective January 1, 1999, the Company adopted Statement of Position 98-5, Reporting on the Costs of Start-up Activities. This statement requires that certain costs of start-up activities and organization costs be expensed as incurred rather than capitalized and amortized under previous accounting principles. The cumulative effect of the change on net income was $749,433.

Note C - NOTES PAYABLE
         -------------

         The Company is indebted to two stockholders in the amount of $25,000.00 each. The monies bear interest at the rate of 8% and are payable upon demand.


Note D - INCOME TAXES
         ------------

         Substantially all of the Company's retained earnings deficit will be available as an operating loss carryforward to reduce future income tax obligations as may be incurred through the year 2015. However, because of the Company's relatively short operating history, the potential tax benefit of this loss has been valued at zero in the financial statements and will remain so until realized or until the criterion in Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, for recognition of a deferred tax asset has been met.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


Note E - COMMITMENTS AND CONTINGENCIES
         ----------------------------

         The Company leases its present offices under an operating lease expiring on July 31, 2003 with an option to renew for one year. Rent expense for the years amounted to $87,576 and $54,416 respectively. Future minimum rental commitments at December 31, 1999 are as follows:


                         2000          $ 92,048
                         2001            96,523
                         2002           100,992
                         2003            42,855
                                       --------
                                       $419,994
                                       ========

Note F - GOING CONCERN
         -------------

         As shown in the accompanying financial statements, the Company has incurred substantial losses from operations. Management believes that the Company will generate significant new business in the future and also be able to sell shares of its capital stock to outsiders beginning in January, 2000. Absent an increase in revenue or the sale of shares of stock, there may be uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 EXHIBIT INDEX

Exhibit No.       Exhibit

3.1*              Certificate of Incorporation, as amended.
3.2*              By-laws
3.3               Certificate of Designation for Series A Convertible Preferred
                  Stock.
10.1              1997 Stock Option Plan
10.2*             Employment Agreement with Clark Marcus.
10.3*             Employment Agreement with James L. Koenig
21.1*             Subsidiaries
27.1              Financial Data Schedule
-------
* Incorporated by reference to our Registration Statement on Form 10-SB filed on November 1, 1999.