Form 10KSB
period 1999-12-31
EYE CARE INTERNATIONAL INC
filed 2000-04-07
CIK 949394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

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