Form 10QSB
period 2000-03-31
EYE CARE INTERNATIONAL INC
filed 2000-05-15
CIK 949394

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000

/_/ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to __________

Commission file number  0-27889

                          EYE CARE INTERNATIONAL, INC.
                          ----------------------------

           Delaware                                     59-3206480
           --------                                     ----------
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                      Identification No.)

                   1511 North Westshore Boulevard, Suite 925
            Tampa , Florida                              33607
(Address of principal executive offices)               (Zip Code)

                                 (813) 289-5552
                (Issuer's Telephone Number Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes ____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2000, the issuer had 8,012,604 shares of class A common stock, $.001 par value, outstanding.

                          EYE CARE INTERNATIONAL, INC.
                                     Index

Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet -- March 31, 2000

         Consolidated Statements of Income and Retained Earnings -- Three Months Ended March 31, 2000 and 1999

         Consolidated Statements of Cash Flows -- Three Months Ended -- March 31, 2000 and 1999

         Consolidated Statement of Changes in Common Equity

         Notes to Consolidated Financial Statements -- March 31, 2000

Item 2.  Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                          PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounted principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Eye Care International, Inc.'s annual report on Form 10KSB for the year ended December 31, 1999.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                 March 31,
                                                                   2000
                                                                   ----
                                                                (Unaudited)
                                ASSETS

Current assets
       Cash                                                       $189,670
       Accounts receivable                                        $863,730
       Miscellaneous receivables
         and advances                                             $218,009
                                                                ----------
                                                                $1,271,409

Fixed assets - net of
  accumulated depreciation                                         $52,955
                                                                ----------
Total assets                                                    $1,324,364
                                                                ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
       Accrued expenses and
         taxes payable                                            $551,994
       Notes payable                                               $50,000
                                                                ----------
                                                                  $601,994
                                                                ----------
Stockholders' equity
 Capital stock
 - 30,000,000 shares of $.001 par value
   common stock authorized: 9,390,304
   issued at 3/31/00                                                $9,390

- 10,000,000 shares of $.001 par value
  preferred stock authorized: 1,045 issued
  at 3/31/00                                                            $1
  Paid-in capital                                               $7,443,945
  Accumulated deficit                                          ($6,730,966)
                                                                ----------
                                                                  $712,980
                                                                ----------

Total liabilities and stockholders'
  equity                                                        $1,324,364
                                                                ==========

   The accompanying notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                  2000                  1999
                                                  ----                  ----
                                                         (Unaudited)
Revenues
    Memberships                                 $893,561              $104,904
    Interest                                        $170                $1,601
                                             -----------           -----------
                                                $893,731              $106,505

General and administrative expenses             $651,820              $614,407
Interest                                          $1,000                $1,667
Depreciation                                      $7,361                $8,077
                                             -----------           -----------
                                                $660,181              $624,151

Income/(loss) before cumulative effect of
  accounting change                             $233,550             ($517,646)

Cumulative effect of accounting change
  to adopt SOP 98-5                                   $0              $749,433
                                             -----------           -----------
Net income/(loss)                               $233,550           ($1,267,079)

Accumulated deficit -- January 1             ($6,964,516)          ($4,185,930)
                                             -----------           -----------
Accumulated deficit -- March 31              ($6,730,966)          ($5,453,009)
                                             ===========           ===========
Earnings Per Share                                 $0.02                ($0.15)
                                             ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                     2000              1999
                                                     ----              ----
                                                           (Unaudited)

Cash flow from operating activities
  Net income/(loss)                                $233,550        ($1,267,079)

Adjustment to reconcile net income
  to net cash provided by operating
  activities
     Depreciation & Amortization                     $7,361             $8,077
     Accounting Change                                   $0           $749,433

Changes in operting assets and liabilities
  Decrease in accounts receivables                ($788,812)           $48,160
  Increase in miscellaneous receivables            ($40,926)          ($54,104)
  Increase/(Decrease) in accrued
    expenses and taxes payable                      $99,016            $13,329
                                                  ---------         ----------
Net cash provided by operating
  activities                                      ($489,812)         ($502,184)

Cash flow from investing activities
  Purchases of fixed assets                              $0            ($2,472)

Cash flows from financing activities
  Decrease in notes payable                              $0                 $0
  Proceeds from sale of common and
    preferred stock                                $550,000           $266,000
                                                  ---------         ----------
Net cash provided by financing activities          $550,000           $266,000

Increase/(Decrease) in cash                         $60,188          ($238,656)

Cash - January 1,                                  $129,482           $658,743
                                                  ---------         ----------
Cash - March 31,                                   $189,670           $420,087
                                                  =========         ==========

Supplemental disclosures
  Interest paid                                      $1,000             $1,667
                                                  =========         ==========

  Income taxes paid                                      $0                 $0
                                                  =========         ==========

   The accompanying notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CHANGES IN COMMON EQUITY

                                     Common          Paid-in         Retained
                                     Equity          Capital         Earnings
                                     ------          -------         --------

Balance December 31, 1998            $8,504         $5,917,332     ($4,185,930)

Net Income/(Loss)                                                  ($2,778,586)
Issuance of Capital Stock              $506           $976,989

Balance December 31, 1999            $9,010         $6,894,325     ($6,964,516)

Net Income/(Loss)                                                     $233,550
Issuance of Capital Stock              $380         $  549,620

Balance March 31, 2000               $9,390        $ 7,443,945     ($6,730,966)

   The accompanying notes are an integral part of these financial statements.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

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

                                 March 31, 2000

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

                                 March 31, 2000


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

                                 March 31, 2000


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

                          EYE CARE INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                              OR PLAN OF OPERATION

Item 2. Management's Discussion and Analysis or Plan of Operation.

           The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.


Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

Sales. Sales for the three months ended March 31, 2000, of $863,730 were nearly $789,000 higher than the $104,904 recorded during the same period in 1999. This increase was primarily due to sales of approximately $761,000 being billed to a private label marketer of ECI's vision plan which were previously not reported by the marketer. This bill is being disputed by the marketer, who claims no additional liability exists other than those previously reported by the marketer.

Selling, General and Administrative Expenses. The major components of Selling, General & Administrative expenses (G&A) are Payroll, Commissions, Business Travel Postage & Printing, and Profession/Consulting Fees. G&A expenses of $651,820 were approximately $37,000, or about 6%, higher than the $614,408 for the quarter ended March 31, 1999. While all other expenses remained relatively level for the comparative periods, professional/consulting fees increased approximately $43,000.

Consulting/Professional expenses increased to $100,429 from $56,842 in the same quarter of 1999 primarily because of increased legal and accounting activities and the use of consultants to perform certain functions in lieu of hiring full-time employees.

Interest Income. Interest income for the first quarter of 2000 of $170 was about $1,500 lower than the interest earned during the same period in 1999. The company maintained a cash balance significantly higher in the first quarter of 1999 than in the current year's quarter and was thus able to invest more principal in interest bearing securities.

Interest Expense. Interest expense of $1000 was nearly the same as in the quarter ended March 31, 1999.

Depreciation and Amortization Expense. Since no major depreciable assets were added during 1999 or the first quarter of 2000, depreciation expense of $7,361 was nearly the same as in the first quarter of 1999.

Change in Accounting Principle. Effective January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities",. This statement requires that certain costs of start-up activities and organization costs be expensed as incurred rather than capitalized and amortized under previous accounting principles. The cumulative effect of the change on net income was $749,433, net of taxes in the amount of $0, since the Company has loss carryforwards.

Liquidity and Capital Resources

Since inception, the company's expenses has consistently exceeded its revenues. Operations have primarily been funded from the issuance of debt and equity securities aggregating approximately $7.5 million, which includes $50,000 in notes payable.

The Company used cash in its operating activities totaling $.5 million and $.5 million during the first quarter of 2000 and 1999. respectively, primarily for payroll, business travel and professional/consulting fees. The Company did not acquire any fixed assets during the first quarter of 2000 but did invest $2,472 during the first quarter of 1999 to acquire computers and office furniture.

During the first quarter of 2000 the Company raised $550,000 as compared to $266,000 during the first quarter of 1999 through financing activities; primarily the sale of convertible preferred stock in 2000 and the sale of common stock in 1999. Each share of convertible preferred stock may be converted into 2,000 shares of common stock.


Going Concern.

Note F to the audited financials expresses the uncertainty of the Company's ability to continue as a going concern. Management believes that significant revenues will be generated in the near future as a result of marketing arrangements entered into and /or under negotiations.

Forward-looking Statements

This report includes forward-looking statements that are not based upon historical facts. These statements, which discuss future expectations, estimate the happening of future events, or our results of operations or financial condition for future periods, can be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", 'intend", "anticipate", "estimate", "continue", or similar words. These forward-looking statements are subject to certain uncertainities, and there are important factors that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

                                     PART II

Item 2. Changes in Securities

    During the quarter ended March 31, 2000 the Company sold an aggregate 550 shares of Series A Convertible Preferred Stock to six accredited investors for a total purchase price of $550,000 ($1,000 per share). Each share of convertible preferred stock is convertible into 2,000 shares of class A common stock.

   These transactions were exempt from the registration requirements of the Securities Act under Section 4 (2) of the Securities Act and Rule 506 of Registration D. There were no underwriters involved in these transactions and there were no underwriting discounts paid in connection with these transactions. The purchasers in each transaction represented their intention to acquire the securities for investment only and not with a view to or offer for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in these transactions had adequate access to information about the Company and were sophisticated investors.

Item 6. Exhibits and Reports on Form 8-K

 (a)    Exhibits

        27.1 -- Financial Data Schedule

 (b)    Reports on Form 8-K

        None

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EYE CARE INTERNATIONAL, INC.


Date: May 12, 2000                By: /s/ James L. Koenig
                                      ----------------------------------------
                                      James L. Koenig, Chief Financial Officer