Form 10QSB
period 2000-06-30
EYE CARE INTERNATIONAL INC
filed 2000-08-17
CIK 949394

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

        [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000


        [ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to __________


         Commission file number  0-27889


                          EYE CARE INTERNATIONAL, INC.
                          ----------------------------


                Delaware                                        59-3206480
                --------                                        ----------
     (State or Other Jurisdiction of                          (IRS Employer
      Incorporation or Organization)                        Identification No.)


1511 North Westshore Boulevard, Suite 925
            Tampa , Florida                                        33607
-----------------------------------------                       ----------
(Address of principal executive offices)                        (Zip Code)


                                 (813) 289-5552
                                 --------------
                (Issuer's Telephone Number Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes [ ]    No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


As of August 14, 2000, the issuer had 10,280,304 shares of common stock, $.001 par value, outstanding.

                          EYE CARE INTERNATIONAL, INC.
                                     Index



Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet - June 30, 2000

         Consolidated Statements of Income
         Three Months Ended June 30, 2000 and 1999, and
         Year to Date June 30, 2000 and 1999

         Consolidated Statements of Cash Flows - Three Months Ended - June 30, 2000 and 1999, and Year to Date June 30, 2000 and 1999

         Consolidated Statement of Changes in Stockholders' Equity

         Notes to Consolidated Financial Statements - June 30, 2000

Item 2.  Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                          PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

In the opinion of management, the unaudited financial statement include all adjustments necessary to present fairly the results for the three months ended June 30, 2000, and year to date June 30, 2000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounted principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Eye Care International, Inc.'s annual report on Form 10KSB for the year ended December 31, 1999.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                                                  June 30, 2000
                                                                  -------------
                                                                   (Unaudited)

                        ASSETS

Current Assets
      Cash                                                         $    13,386
      Accounts receivable                                          $   842,982
      Miscellaneous receivables
           and advances                                            $   245,967
                                                                   -----------

                                                                   $ 1,102,334

Fixed Assets - net of accumulated
      depreciation                                                 $    45,595
                                                                   -----------

Total Assets                                                       $ 1,147,929
                                                                   ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accrued expenses and
           taxes payable                                           $   761,070
      Notes payable                                                $    50,000
                                                                   -----------
                                                                   $   811,070
                                                                   -----------

Stockholders' Equity
      Capital stock
           -30,000,000 shares of $.001 par value
           common stock authorized; 9,990,304
           issued at 6/30/00                                       $     9,990

           -10,000,000 shares of $.001 par value
           preferred stock authorized:
                745 Series A issued at 6/30/00                     $         1
                685,714 Series B issued at 6/30/00                 $       686
           Paid-in capital                                         $ 7,391,904
           Accumulated deficit                                     $(7,065,722)
                                                                   -----------
                                                                   $   336,859
                                                                   -----------

Total liabilities and stockholders' equity                         $ 1,147,929
                                                                   ===========

The accompanying notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                                    Year To Date June 30,            Quarter Ended June 30,
                                               -----------------------------       -------------------------
                                                   2000              1999            2000            1999
                                               -----------       -----------       ---------       ---------
                                                                          (Unaudited)

Revenues
      Memberships                              $   980,399       $   196,358       $  86,850       $  91,454
      Interest                                 $       773       $     6,648       $     603       $   5,047
                                               -----------       -----------       ---------       ---------
                                               $   981,172       $   203,006       $  87,453       $  96,501

General and administrative expenses            $ 1,343,787       $ 1,041,113       $ 717,471       $ 446,705
Interest                                       $     2,000       $     2,667       $   1,000       $   1,000
Depreciation                                   $    14,721       $    16,080       $   7,361       $   8,003
                                               -----------       -----------       ---------       ---------
                                               $ 1,360,508       $ 1,059,860       $ 725,832       $ 455,708

Income/(loss) before cumulative effect of
      accounting change                        $ ( 379,336)      $  (856,854)      $(638,379)      $(359,207)

Cumulative effect of accounting change
      to adopt SOP 98-5                        $         0       $   749,433       $       0       $       0

Net income/(loss)                              $  (379,336)      $(1,606,286)      $(638,379)      $(359,207)

Loss per Share                                 $     (0.04)      $     (0.19)      $   (0.07)      $   (0.04)



The accompanying notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Year To Date June 30,            Quarter Ended June 30,
                                                    2000             1999             2000            1999
                                                 ---------       -----------       ---------       ---------

Cash flow from operating activities
      Net income/(loss)                          $(379,336)      $(1,606,286)      $(638,379)      $(359,207)

Adjustment to reconcile net income
      to net cash provided by operating
      activities
           Depreciation                          $  14,721       $    16,080       $   7,361       $   8,003
           Accounting Change                     $       0       $   749,433       $       0       $       0

Changes in operating assets and liabilities
      Decrease in accounts receivables           $(768,064)      $    50,010       $  20,736       $   1,849
      Increase in miscellaneous receivables      $ (68,884)      $   (95,606)      $ (27,958)      $ (41,502)
      Increase/(Decrease) in accrued
           expenses and taxes payable            $ 308,092       $    30,428       $ 205,237       $  17,099
                                                 ---------       -----------       ---------       ---------

Net cash used by operating activities            $(893,471)      $  (855,941)      $(433,003)      $(373,758)

Cash flow from investing activities
      Purchases of fixed assets                  $       0       $    (2,472)      $       0       $       0

Cash flows from financing activities
      Proceeds from sale of common and
           preferred stock                       $ 777,375       $   406,500       $ 253,125       $ 160,500
                                                 ---------       -----------       ---------       ---------

Net cash provided by financing activities        $ 777,375       $   404,028       $ 253,125       $ 160,500

Increase/(Decrease) in cash                      $(116,096)      $  (451,913)      $(179,878)      $(213,258)

Cash - beginning of period                       $ 129,482       $   658,743       $ 193,264       $ 420,087
                                                 ---------       -----------       ---------       ---------

Cash - June 30,                                  $  13,386       $   206,829       $  13,386       $ 206,829
                                                 =========       ===========       =========       =========
Supplemental disclosures
      Interest paid                              $       0       $         0       $       0       $       0
                                                 =========       ===========       =========       =========

      Income taxes paid                          $       0       $         0       $       0       $       0
                                                 =========       ===========       =========       =========



The accompanying notes are an integral part of these financial statements.

                          EYE CARE INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY



                                  Common          Preferred         Paid-in         Retained
                                  Stock             Stock           Capital          Deficit             Total
                               -----------       -----------       ----------      -----------       ------------

Balance December 31, 1998      $     8,504       $         0       $5,722,202      $(3,990,800)      $ 1,739,906

Net income/(loss)                                                                  $(2,695,586)      $(2,695,586)
Issuance of capital stock      $       506       $         1       $  893,993                        $   894,500
                                                                                                     -----------

Balance December 31, 1999      $     9,010       $         1       $6,616,195      $(6,686,386)      $   (61,180)

Net income/(loss)                                                                  $   259,043       $   259,043
Issuance of capital stock      $       380                         $  523,870                        $   524,250
                                                                                                     -----------

Balance March 31, 2000         $     9,390       $         1       $7,140,065      $(6,427,343)      $   722,113

Net income/(loss)                                                                  $  (638,379)      $  (638,379)
Issuance of capital stock      $       600       $       686       $  251,839                        $   253,125
                                                                                                     -----------

Balance June 30, 2000          $     9,990       $       687       $7,391,904      $(7,065,722)      $   336,859




The accompanying notes are an integral part of these financial statements.

                          EYE CARE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

Note A - NATURE OF THE ORGANIZATION

         Eye Care International, Inc. and Subsidiary ( the Company) markets vision care benefit plans and enhancements to plans provided by others. The Company's benefit plans and plan enhancements afford its member, and those of its plan sponsors (employers, associations, etc.) and other organizations, the opportunity to obtain discounted services from its national network of ophthalmic physicians. Through contractual arrangements with others, the Company's plan also provides its members with access to providers of eyewear and other benefits on a discounted basis.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         1.  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company intercompany transactions and balances have been eliminated in consolidation.

         2.  Revenue Recognition

         The Company sells one, two and three year memberships in its vision plan. Upon receipt of the individual's enrollment form, the Company issues a membership kit that includes a membership card, network provider list and other materials which completes the Company's obligation during the term of the membership. After thirty days, the membership cannot be cancelled, therefore membership fees are recognized in full at the time of enrollment. Cancellations generally run less than one-half of one percent of gross sales. Membership fees, however, cannot be determined nor estimated until reported to the Company by the selling organization and are subject to possible subsequent audit by the Company at its option under the terms of the related agreement. Accordingly, depending upon the timeliness and accuracy of membership reports received, membership income is not recognized in the Company's financial statements until reported by the selling organization. This has negligible effect, if any, on the accuracy of the financial statements.

                          EYE CARE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         3.  Fixed Assets and Depreciation

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

         5.  Warrants

         The Company has issued 1,682,500 warrants for the purchase of common stock. Of these warrants, 82,500 have an exercise price of $1.00 per share and expire at various dates from January 1, 2001 to April 2003. These warrants were issued to individuals who made loans to the Company in 1995 through 1997 at the rate of one warrant per dollar loaned. Upon maturity, $32,500 of the notes were paid in full without the holder exercising the warrants. The remaining 50,000 warrants relate to the notes payable detailed in Note C.

         An additional 400,000 warrants were issued in 1998 to an individual as an incentive to sign a "spokesperson" contract for future service. These warrants have an exercise price of $1.50 per share and expire in June 2003. In June 2000, the Company issues 1,200,000 warrants to individuals purchasing Preferred Stock from the Company. These warrants are exercisable at the price of $0.50 per share of common stock and expire in June 2005.

         6.  Preferred Stock

         In late 1999 the Company issued 495 shares of Series A convertible preferred stock at a price of $1,000 per share. Each share of preferred stock is convertible into 2,000 shares of common stock and has a liquidation preference of $1,000 per share. The Company has the right to redeem shares of Series A convertible preferred stock on the third anniversary of the date shares of said stock were first issued at a redemption price of $1,200 per share.

                          EYE CARE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         In May 2000, the Company issued 685,714 shares of Series B convertible preferred stock at a price of $0.4375 per share. Each preferred share is convertible into one share of common stock. This stock has no liquidation preference nor redemption features.

         7.  Change in Accounting Principle

         Effective January 1, 1999, the Company adopted Statement of Position 98-5, Reporting on the Costs of Start-up Activities. This statement requires that certain costs of start-up activities and organization costs be expensed as incurred rather than capitalized and amortized under previous accounting principles. The cumulative effect of the change on net income was $749,433.

         8.  Diluted Earnings/(Loss) Per Share

         Since the Company has shown a loss during each of the periods presented, no diluted loss per share calculations have been presented. Showing the affect of including the outstanding warrants in the earnings/(loss) per share calculation would have an anti-dilution effect.

Note C - NOTES PAYABLE

         The Company is indebted to two stockholders in the amount of $25,000 each. These monies bear interest at the rate of 8% and are payable upon demand.

Note D - INCOME TAXES

         Substantially all of the Company's retained earnings deficit will be available as an operating loss carryforward to reduce future income tax obligations as may be incurred through the year 2015. However, because of the Company's relative short operating history, the potential tax benefit of this loss has been valued at zero in the financial statements and will remain so until realized or until the criterion in Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, for recognition of a deferred tax asset has been met.

                          EYE CARE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

Note E - COMMITMENTS AND CONTINGENCIES

         The Company leases its present offices under an operating lease expiring on July 31, 2003 with an option to renew for one year. Rent expense for the years 1999 and 1998 amounted to $87,576 and $54,416, respectively. Future minimum rental commitments, at December 31, 1999 are as follows:

                       2000                     $ 92,408
                       2001                     $ 96,523
                       2002                     $100,992
                       2003                     $ 42,855
                                                --------
                                                $419,994
                                                ========

Note F - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. In view of these matters, the continuation of the Company is dependent upon its ability to raise capital and its success of future operations. Absent an increase in revenue or the sale of capital stock, there may be uncertainty about the Company's ability to continue as a going concern. Management believes that the Company will generate significant new business in the future and will also be able to sell shares of its capital stock to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000

SALES. Sales for the three months ended June 30, 2000, of $86,850 were $4,604 lower than the $91,454 recorded during the same period in 1999. This decrease was primarily due to the timing of customer renewals.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The major components of Selling, General & Administrative expenses (G&A) are Payroll, Commissions, Business Travel, Postage & Printing, and Profession/Consulting Fees. G&A expenses of $717,471 were approximately $271,000, higher than the $446,705 for the quarter ended June 30, 1999. The increase in G&A expenses was primarily due to a $71,000 increase in payroll, a $30,000 increase in postage and printing, a $56,000 increase in professional/consulting fees and a $71,000 increase in contract labor.

Payroll increased to $287,414 from $215,998 in the same period of 1999 because of the addition of three regional account executives, payroll increases and the increased cost of benefits due to rate increases and the increased number of employees covered.

Postage and Printing increased from $30,331 in the second quarter of 1999 to $60,469 in the second quarter of 2000 because of costs incurred in printing and filing Securities and Exchange documents and costs associated with the printing and publishing newspaper articles.

Consulting/Professional expenses increased to $93,463 from $37,477 in the same quarter of 1999 primarily because of increased legal fees associated with the filing of Securities and Exchange documents and the fees incurred in determining the licensing requirements, if any, in certain states, as well as other increased legal activities.

Contract labor increased approximately $71,000 to $71,343 in the second quarter 2000 as the Company elected to utilize temporary /placement agency employees in lieu of immediately hiring additional employees and the use of a celebrity to help market the Company's plan.

INTEREST INCOME. Interest income for the second quarter of 2000 of $603 was about $4,500 lower than the interest earned during the same period in 1999. The Company maintained a cash balance significantly higher in the second quarter of 1999 than in the current year's quarter and was thus able to invest more principal in interest bearing securities.

INTEREST EXPENSE. Interest expense of $1,000 was the same as in the quarter ended June 30, 1999.

DEPRECIATION AND AMORTIZATION EXPENSE. Since no major depreciable assets were added during 1999 or the first six months of 2000, depreciation expense of $7,361 was about $600 less than the second quarter of 1999.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000

SALES. Sales for the six months ended June 30, 2000, of $980,399 were approximately $784,000 higher than the $197,800 recorded during the same period in 1999. This increase was primarily due to a receivable of approximately $761,000 being recorded in the first quarter of 2000 and billed to a private label marketer for sales which the Company believes the marketer failed to report. This bill is being disputed by the marketer, who claims no additional liability exists other than those previously reported by the marketer. The Company anticipates a resolution will be secured before the end of the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The major components of Selling, General & Administrative expenses (G&A) are Payroll, Commissions, Business Travel, Postage & Printing, and Profession/Consulting Fees. G&A expenses of $1,343,787 were approximately $303,000, higher than the $1,041,113 for the six months ended June 30, 1999.

The increase in G&A expenses was primarily due to a $55,000 increase in payroll, a $23,000 increase in postage and printing, a $93,000 increase in professional/consulting fees, a $93,000 increase in contract labor, and a $23,000 increase in travel expenses.

Payroll increased to $530,732 from $475,189 in the same period of 1999 because of the addition of three regional account executives, payroll increases and the increased cost of benefits due to rate increases and the increased number of employees covered.

Postage and Printing increased from $82,422 in the first six months of 1999 to $105,218 for the same period in 2000 because of costs incurred in printing and filing Securities and

Exchange documents, and costs associated with the printing and publishing of newspaper articles.

Consulting/Professional expenses increased to $187,312 from $94,319 in the first six months 1999 primarily because of increased legal fees associated with the filing of Securities and Exchange documents, legal fees incurred in determining the licensing requirements, if any, in certain states, consulting fees paid for corporate communications services, as well as other increased legal activities.

Contract labor increased approximately $93,000 to $93,690 for the first six months of 2000 as the Company elected to utilize temporary and placement agency employees in lieu of immediately hiring additional employees and the use of a celebrity to help market the Company's plan.

INTEREST INCOME. Interest income for the first six months of 2000 of $713 was about $4,200 lower than the interest earned during the same period in 1999. The Company maintained a cash balance significantly higher in the first half of 1999 than in the first half of 2000 and was thus able to invest more principal in interest bearing securities.

INTEREST EXPENSE. Interest expense of $2,000 was approximately $700 less than the $2,667 recorded during the first six months of 1999.

DEPRECIATION AND AMORTIZATION EXPENSE. Since no major depreciable assets were added during 1999 or the first six months of 2000, depreciation expense of $14,721 was about $600 less than the same period of 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the company's expenses has consistently exceeded its revenues. Operations have primarily been funded from the issuance of debt and equity securities aggregating approximately $7.8 million, which includes $50,000 in notes payable.

The Company used cash in its operating activities totaling $.9 million and $.9 million during the first six months of 2000 and 1999. respectively, primarily for payroll, professional/consulting fees, contract labor, and postage/printing. The Company did not acquire any fixed assets during the six month period ended June 30, 2000, but did invest $2,472 during the first half of 1999 to acquire computers and office equipment.

During the first six months of 2000 the Company raised $777,375 as compared to $406,500 during the same period of 1999 through financing activities; primarily the sale of convertible preferred stock in 2000 and the sale of common stock in 1999. In the first quarter of 2000, the Company issued 550 shares of Series A convertible preferred stock at a price of $1,000 per share. Each share can be converted into 2,000 shares of common stock.

The Company also sold 685,714 shares of Series B convertible preferred stock at a price of $.4375 during the second quarter of 2000. Each of these shares can be converted to one share of common stock.


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

                                     PART II

Item 2.  Changes in Securities

         During the first quarter of 2000, the Company sold and aggregate of 550 shares of Series A convertible preferred stock to six accredited investors for a total purchase price of $550,000 ($1,000 per share). Each share can be converted into 2,000 shares of class A common stock.

         During the quarter ended June 30, 2000 the Company sold an aggregate 685,714 shares of Series B Convertible Preferred Stock to three accredited investors for a total purchase price of $300,000 ($.4375 per share). Each share is convertible into one share of class A common stock.

         These transactions were exempt from the registration requirements of the Securities Act under Section 4 (2) of the Securities Act and Rule 506 of Registration D. There were underwriters fees involved in these transactions, but no underwriting discounts paid in connection with these transactions. The purchasers in each transaction represented their intention to acquire the securities for investment only and not with a view to or offer for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in these transactions had adequate access to information about the Company and were sophisticated investors.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1 -- Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  None

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EYE CARE INTERNATIONAL, INC.


Date: August 17, 2000              by: /s/ James L. Koenig
                                       ----------------------------------------
                                       James L. Koenig, Chief Financial Officer