Form 10KSB40/A
period 1999-12-31
EYE CARE INTERNATIONAL INC
filed 2000-09-18
CIK 949394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A
                               (Amendment No. 1)


[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _____________ to ______________

                         Commission file number 0-27889

                          EYE CARE INTERNATIONAL, INC.

                 (Name of Small Business Issuer in its Charter)

             Delaware                                    59-3206480
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

           1511 North Westshore Boulevard, Suite 925
                     Tampa, Florida                             33607

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

Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the issuer's most recent fiscal year were $544,140.

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

     Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Description of Business.

Our Business


         We market memberships in a comprehensive national non-insurance based quality discount eye care/eyewear plan. The memberships entitle plan participants to obtain eye care service and products from our network of providers at rates which range from 20% to 60% below retail. Additional details regarding these discounts are presented in the remaining part of the section and in the section entitled "Our Vision Plan."



         We believe that we are the only national discount vision network with ophthalmologists who have agreed to discount all of their medical services, as well as the nation's largest optometric discount vision network. This would make ECI the only national discount vision network which combines ophthalmology services provided by medical doctors with optometric products and services provided by optometrists, opticians and optical locations. Our network has providers at over 11,000 locations, and is comprised of over 1,600 ophthalmologic practices and nearly 10,000 optometric, optician and optical locations. Ophthalmologists, optometrists and opticians participating in our vision care network are located within reasonable proximity to all major metropolitan areas within the United States. As a general guideline, we have providers in nearly every city in the U.S. with a population of 100,000 or more. As explained in the sections entitled "Our Vision Plan," every surgical procedure, including all types of laser surgeries (lasik, RK, CO2 laser), are discounted. We also have approximately 160 provider locations, or about 1.4% of the network, outside the U.S. -- in Canada, Hong Kong and the CIS (former Soviet republic). In addition to members living in the U.S., we have about 100 members living in the United Kingdom and Canada. The composition of our optometric network is both large chain companies and a wide variety of boutiques and specialty shops. Most other discount vision networks only offer discounts on optometric products and services.


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

Our Target Market


         We market our vision care plan to corporations, large sales organizations, and affinity groups which are groups created because of a common relationship or interest, for example religious, fraternal, trade and professional organizations. We are involved in all stages of product development from training individual sales agents to the design and implementation of a specific marketing program at the corporate and affinity group level. These organizations can either purchase our vision care plan for, or offer it to, their employees or members as a supplement to existing health care insurance plans or other benefit programs or as a stand-alone benefit. Sponsors of healthcare programs, including other discount vision plans, may secure for their members the right to use the providers in our vision care network. This is a particularly significant aspect of our marketing plan due to the national scope of our network and the ophthalmology services offered.


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

         -        Approximately $11 billion is spent on eyeglasses

         -        Approximately $2 billion is spent on contact lenses.

         - Approximately $4 billion is spent on eye examinations and related services

         - Approximately $3 billion represents the costs of related surgical procedures performed by ophthalmologists.

         Ophthalmologists (eye M.D.'s) perform more than three million surgical procedures in the United States annually.

         Eye care products and services in the United States are delivered through a fragmented system of providers composed of approximately 10,500 Board certified ophthalmologists, 31,000 optometrists and 65,000 opticians.

         - Opticians make and adjust eyewear using prescriptions supplied by optometrists or ophthalmologists

         - Optometrists specialize in examination, diagnosis and treatment of conditions of the vision system, including fitting and prescribing contact lenses

         - Ophthalmologists are medical doctors who have at least three years of hospital-based training in the diagnosis and medical and surgical treatment of eye disorders

         The optical dispensing industry in the United States is highly fragmented with the top 100 optical chains accounting for less than 27% of total retail sales in 1995. The retail optical industry is consolidating and will continue to consolidate. Concerns about accelerating healthcare costs have resulted in the increasing prominence of managed care in the eye care industry. However, concerns about the quality of care received under managed care programs and patient access have similarly created a renewed interest in fees for services based programs. Concerns about costs of these programs and services remain, thus giving rise to a type of fee for services programs.

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

             U.S. Population Needing Some Form of Vision Correction
                                  (in Millions)

                                                      Percentage of
                                           Number of People       Population
                              1995             Wearing             Wearing
      Age                  Population      Corrective Lens     Corrective Lenses
     -----                -------------    ----------------   -------------------
     0-14                        57.5                8.9                15%
     15-24                       35.9               15.0                42%
     25-44                       83.4               52.4                63%
     45-64                       52.2               49.6                95%
     65 and over                 33.6               31.2                93%
                                -----              -----               ----
                          Total 262.6              157.1                60%
                                =====              =====               ====


         We have ophthalmologists as well as optometrists and opticians in each of the fifty states except Maine where we have no ophthalmologists. We have conducted geo-access studies (studies that compare the proximity of our providers to the employees of regional/national companies) and we generally have a coverage of 90% or better; that is 90% of all employees have at least one provider within twenty miles of their residences. This is usually acceptable to the companies. We also attempt to recruit additional providers in those locations specifically requested by our customers or potential customers.

Our Vision Plan

         Our vision plan offers members the following services and products:

                  - One free eye exam, annually, for prescription glasses (contact lens exam excluded) per membership at participating provider locations.

                  - Network ophthalmologists offer discounts to members for eye examinations and medical and surgical procedures.

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

                  - Network optical locations and other dispensers of eyewear offer discounts of up to 60% off of the retail price of prescription glasses. Network optical locations dispense prescription eyeglasses and safety glasses at the nationally listed wholesale price, plus a dispensing fee paid by the patient to the prescribing physician of $30 to $50, depending upon the complexity of the lenses; contact lenses (other than disposable brands) and sunglasses at prices 20% below retail; and sundry eyewear products at 30% below retail.

                  - Through our mail-order program, members can purchase replacement contact lenses, sunglasses, including most national and designer brands such as Revo, Ray-Ban, Serengeti and Bolle', and safety glasses at wholesale prices, plus a small shipping and handling fee.

                  - We maintain a 24-hour toll-free customer service line and a database of a member's prescription, that allows us to transmit a member's prescription to any network provider, at any time, in case of an emergency.

                  - Members have unlimited access to all providers in the network and their services and products.

                  - We do not have any exclusions for pre-existing conditions, or restrictions on a member's purchase selections, and we do not require members to complete forms when purchasing services or goods.

                  - We guarantee members that as long as they use our plan in good faith during the year, they will save at least the cost of their membership. If they do not realize the savings, we will refund the difference.

                  - We offer our members an unconditional, 30-day money-back satisfaction guarantee.

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

          We intend to strengthen and broaden our overall marketing efforts by:

         - establishing a dedicated regional support staff that will work directly with our independent sales agents, corporate/affinity accounts and marketing partners to facilitate and encourage sale of our vision plan

         - instituting targeted public relations campaigns on both national and local levels

         - enhancing promotional support programs, including image promotion and sales incentives

         - establishing and maintaining, through personnel and computer software programs, the capability of functioning as a third party administrator, either through the establishment of a wholly-owned subsidiary or otherwise.

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

         Although other entities offer discount vision programs, we are not aware of any that maintain a national medical network of ophthalmologists who discount all of their services. The following entities offer vision programs that compete with the ECI plan:

         - Vision Service Plan, Inc. offers an optometric insurance-based program.

         - Cole National Corp. owns or operates optical locations located at JC Penney, Sears, Montgomery Ward and Pearle, Inc.

         - MemberWorks, a packager of various affinity programs having in the aggregate over 4 million members, offers a discount vision plan (optometric only) which, until recently, was serviced by Cole National Corp. and Outlook Vision. We are the vision eye care/eyewear provider for various MemberWorks private label programs.

         - Spectera, Inc., a health care insurer, offers a discount vision benefit as part of its benefit programs.

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

         - We offer the only national discount eye care/eyewear network that combines ophthalmologic and optometric services on a discount fee-for-service basis. No other national discount program offers a full range of ophthalmologic services, all of which are discounted. All of our participating ophthalmologists contract exclusively with us and agree not to provide their services to any other national, non-insurance based, discount fee-for-service network.

         - All ECI programs carry with it one eye exam at no additional cost, per family membership.

         - Our network is the largest national discount vision network in the U.S.

         - We maintain a nationally recognized fee schedule for both ophthalmologic and optometric services and products.

         - We offer a discount on traditionally non-covered surgical procedures such as vision correction surgerys, CO2 laser skin resurfacing or wrinkle removal surgery and other laser surgical procedures.

         - We market to major insurance companies, health maintenance and preferred provider organizations, which may offer our vision plan as part of, or as a supplement to, their existing programs.

         - Our network is not dependent on any one or several retail chains. The nationwide breadth and density of our network provides members with the convenience of having a provider nearby, and protects both our members and us from loss of service because of retail closures.

         - We do not require that our corporate customers attain minimum employee participation to implement the plan.

         - We have a mail-order program for replacement contact lenses and sunglasses at wholesale prices.

         - We have exclusive contracts directly with 100% of our ophthalmologists and approximately 65% of the optometric locations in our network. This direct contact has a positive impact on our ability to handle customer grievances.

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

Philip J. Shelton, M.D., J.D., F.A.C.S., F.C.L.M., practices both ophthalmology and law in West Hartford, CT. He received his medical degree from New York University and completed his ophthalmology training at the Mount Sinai Hospital in New York City. He earned his J.D. degree from the University of Connecticut School of Law. Dr. Shelton has authored numerous publications and lectures internationally on managed care and other medical legal topics. He is presently Assistant Clinical Professor at the University of Connecticut Medical School, a guest professor at Yale University, and a lecturer in ophthalmology at Tufts University. Dr. Shelton is certified by the American Board of Ophthalmology and specializes in the treatment of cataracts and glaucoma. One of the first ophthalmologists in the Hartford area to implant intraocular lenses, Dr. Shelton has always been at the forefront of his field. Dr. Shelton is President of the New York Intraocular Lens Implant Society and has served as an officer of several professional organizations. He is on the Board of Governors of the American College of Legal Medicine and was a founding director, as well as past Chairman and past President, of ConnectiCare, one of the State's largest HMO's.

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

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998


Sales. Memberships in the Company's program are sold primarily through independent agents and employee benefit consulting firms either directly to the employer, or to the employees through the employer's open enrollment process for benefits. Some sales are made by the Company soliciting enrollments of members of affinity groups with whom the Company has made arrangements to do so. Other sales are made by other companies that market multi-discount cards (such as combining dental and prescription with vision) to the general public, employers and affinity groups. Sales for the year ended December 31, 1999, of $532,677 were nearly $105,000, or 17%, less than the $637,941 recorded during the same time period in 1998. This decrease was primarily due to reduced sales of approximately $178,000 by one of our clients who packages and sells discount multi-health care programs that includes ECI as the vision care provider, partially offset by sales to two new clients totaling approximately $79,000.



Selling, General and Administrative Expenses. The major components of selling, general and administrative expenses (G&A) are payroll, commissions, business travel postage and printing, and profession/consulting fees. G&A expenses of $2,453,855 were approximately $124,000, or about 5% lower than the $2,577,728 for the year ended December 31, 1998. A $39,000 decline in commission expenses, as well as a $71,000 decline in telephone expenses and a $69,000 decline in professional/consulting fees, was partially offset by an $52,000 increase in payroll and related payroll expenses.



Commissions declined by approximately $39,000 from $318,012 in 1998 to $278,606 in 1999, because of reduced sales in 1999.


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


Depreciation and Amortization Expense. Since no major depreciable assets were added during 1999, with the amortization of deferred finance costs of warrants completed in 1998, and with the January 1, 1999 adoption of Statement of Position 98-5, "Reporting on the Cost of Start-up Activities", depreciation and amortization expense of $31,739 was nearly $232,000 lower in 1999 than in 1998.


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

Going Concern


Note F to the audited financials expresses the uncertainty of our ability to continue as a going concern. We believe that significant revenues will be generated commencing in the fourth quarter of 2000 as a result of marketing arrangements entered into since September 1999. During the year 2000 the Company has secured major marketing arrangements with large member based companies and/or sellers of various health care programs such as RewardsPlus, Zurich Group Insurance, First In Health, Intersections Inc., New York Business Group, Pennsylvania State Chamber of Commerce and Home Shopping Network. These groups collectively have in excess of fifty million members and/or employees and/or individual accounts who subscribe to or purchase their various health care plans. Each of these groups in the fourth quarter of 2000, commence marketing the Company's vision plan to their members, employees or individual accounts. Since these selling/marketing groups have proven selling track records in the health care field, the Company believes it is reasonable to anticipate that these groups will produce material sales of the Company's vision plan, along with the groups continued sales of their other health care programs. The Company believes that in excess of $5 million in sales will result from these arrangements and will eliminate the uncertainty of the Company as a going concern.


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

Richard Abrahamson, M.D., one of our founders, has been a member of our Board of Directors since August 1995. Dr. Abrahamson also serves as a member of our Medical Screening Committee. Since July 1992, Dr. Abrahamson has operated a private ophthalmology practice specializing in diseases and surgery of the eye. Dr. Abrahamson advises us on credentials of ophthalmologists, expansion of our network and sometimes interacts with network providers.

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

    Each of Messrs. Marcus and Koenig have entered into agreements with us which provide that, for a period of three years following the termination of his employment, he will not

         - engage, directly or indirectly, in a business within the United States that markets products or services the same as, similar to, or competitive with, our products or services, whether fully developed or in the development stage.

         - solicit or accept business from any entity within the United States which is or was a customer of ours during his tenure with us, if such business involves one of our products.

         - solicit the employment of, hire or cause any other entity to hire, any of our employees.

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

         The plan authorizes the issuance of incentive stock options, as defined in Section 422 (b) of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights ("SARs", and together with ISOs and NQSOS, "Options"). Consultants and directors who are not also employees are eligible for grants of only non-qualified stock options or non-qualified stock options in tandem with stock appreciation rights. The exercise price of each incentive stock option may not be less than 100% of the fair market value of the class A common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of our outstanding stock or outstanding stock of a subsidiary or parent of our company, the exercise price may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of the shares covered by incentive stock options, or incentive stock options in tandem with stock appreciation rights, granted under the plan that become exercisable by a participant in the plan for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each non-qualified stock option, or non-qualified stock option in tandem with a stock appreciation right, is determined by the Board of Directors or committee, in its discretion, but may in no event be less than 85% of the fair market value of a share of class A common stock at the time of grant.

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

                                      Amount and Nature
                                        of Beneficial            Percentage of Common Stock
                                        Ownership(1)                Beneficially Owned(2)
                                    -------------------     ------------------------------------
                                    Class A     Class B       As a %          As a%     As a %
                                    Common       Common        of All          of All    of All
Name                                Stock        Stock      Common Stock      Class A    Class B
----                                -----        -----      ------------      -------    -------
Clark Marcus (3)                    75,000       474,100         5.8%            *         34.4%
Eva Katzman (3)                         --       268,600(4)      2.9%            *         19.3%
Sharon Kay Ray (3)                  23,000       198,200         2.4%            *         14.4%
Richard Abrahamson, MD(3)           72,740       181,800         2.7%            *         13.2%
James L. Koenig (3)                 24,000       130,000         1.6%            *          9.4%
Robert G. Veligdan,DDS(3)           62,500            --           *             *           --
William Koch (3)                        --        25,000           *            --          1.8%
Steven Handwerger(3)                 5,000            --           *             *           --
All officers and directors         262,240     1,009,100        13.5%          3.3%        73.2%
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

Dated: March 30, 2000


EYE CARE INTERNATIONAL, INC.



By: /s/ Clark A. Marcus,                       By: /s/ James L. Koenig
    -------------------------------------          -----------------------------
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

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET




                                     ASSETS


                                                    December 31,
                                                       1999
                                                    -----------
Current assets
  Cash                                              $   129,482
  Accounts receivable                                   112,002
  Miscellaneous receivables and
    advances                                            139,998
                                                    -----------
                                                    $   381,482
Fixed assets - net of accumulated
  depreciation                                           60,315

Other assets
  Organization expense - net of
    accumulated amortization                                 --
                                                    -----------
      Total assets                                  $   441,798
                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current liabilities
  Accrued expenses and taxes payable                $   452,978
  Notes payable                                          50,000
                                                    -----------
                                                    $   502,978
                                                    -----------
 Stockholders' equity
  Capital stock
  - 30,000,000 shares of $.001 par
    value common stock authorized:
    9,010,304 shares issued and outstanding               9,010
  - 10,000,000 shares of $.001 par
    value preferred stock authorized:
    495 shares issued                                         1
  Paid in capital                                     6,787,245
  Retained deficiency                                (6,857,436)
                                                    -----------
                                                    $   (61,180)
                                                    -----------
    Total liabilities and
     stockholders' deficiency                       $   441,798
                                                    ===========



The accompanying auditor's report and notes are an integral part of these financial statements.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED DEFICIENCY


                                                For the years ended December 31,
                                                    1999              1998
                                                    ----              ----
Revenue
   Membership fees                               $   532,677      $   637,941
   Interest                                           11,463           51,705
                                                 -----------      -----------
                                                 $   544,140      $   689,646
General and administrative expenses                2,453,855        2,577,728
Interest                                               4,699            5,833
Depreciation and amortization                         31,739          264,222
                                                 -----------      -----------
                                                   2,490,293        2,847,783
                                                 -----------      -----------
Loss from operations                              (1,946,153)      (2,158,137)

Other income - proceeds from lawsuit                      --            5,000
                                                 -----------      -----------
Loss before cumulative effect
  of accounting change                            (1,946,153)      (2,153,137)

Cumulative effect of accounting
  change to adopt SOP 98-5                          (749,433)              --
                                                 -----------      -----------
Net loss                                          (2,695,586)      (2,153,137)

Retained deficiency - January 1,                  (4,161,850)      (2,008,713)
                                                 -----------      -----------
Retained deficiency - December 31,               $(6,857,436)     $(4,161,850)
                                                 ===========      ===========
Loss per share                                         $(.30)          ($0.26)
                                                 ===========      ===========



The accompanying auditor's report and notes are an integral part of these financial statements.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF CHANGES IN COMMON DEFICIENCY


                               Common        Paid-in        Retained
                               Equity        Capital       Deficiency
Balance December 31, 1997      $6,297      $3,623,990     ($2,008,713)

Net Income/(Loss)
Issuance of Capital Stock      $2,207      $2,269,262     ($2,153,137)

Balance December 31, 1998      $8,504      $5,893,252     ($4,161,850)

Net Income/(Loss)                                         ($2,695,586)
Issuance of Capital Stock      $  506      $  893,993

Balance December 31, 1999      $9,010      $6,787,245     ($6,857,436)

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For the years ended December 31,
                                                      1999              1998
                                                      ----              ----
 Cash flow from operating activities

  Net loss                                         $(2,695,586)     $(2,153,137)

 Adjustment to reconcile net income
  to net cash provided by operating activities
  Depreciation and amortization                         31,739          264,222
  Accounting change                                    749,433

 Changes in operating assets and liabilities
  Decrease in accounts receivables                      56,479          146,737
  Increase or increase in miscellaneous
    receivables and advances                             8,303         (116,545)
  Increase or decrease in accrued expenses
    and taxes payable                                  428,345         (115,330)
                                                   -----------      -----------

 Net cash used by operating activities              (1,421,287)      (1,974,053)

 Cash flow from investing activities
  Purchase of fixed assets                              (2,472)         (65,933)

 Cash flow from financing activities
  Proceeds from sale of capital stock                  894,500        2,271,469
                                                   -----------      -----------
 Increase or decrease in cash                         (529,260)         231,483

 Cash - January 1,                                     658,742          427,259
                                                   -----------      -----------
 Cash - December 31,                                   129,482          658,742
                                                   -----------      -----------
 Supplemental disclosures
   Interest paid                                         4,153            5,833
                                                   -----------      -----------
  Income taxes paid                                        -0-               -0-
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

        2. Revenue Recognition
           -------------------


           The Company sells one, two and three year memberships in its vision plan. At the time of enrollment by the Company (when the Company enters the membership data into its system), it issues a membership kit that includes a membership card, network providers and other materials which completes the Company's obligation during the term of membership. After thirty days, the membership cannot be cancelled, therefore membership fees are recognized in full at the time of enrollment. Membership fees however, can neither be determined nor estimated until reported to the Company by the selling organization and are subject to possible subsequent audit by the Company at its option under the terms of the related agreement. Accordingly, depending on the timeliness and accuracy of membership reports received (which are presently beyond the Company's control), membership income is not recognized in the Company's financial statements until reported

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------

         2. Revenue Recognition (continued)
            -------------------


            by the selling organizations, which may be in periods later than those in which they were earned and subject to adjustment in subsequent periods. If reports were delayed, revenue and commission expenses would be understated, as well as net income.


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


         5. Stock Warrants
            --------------

            The Company issued 32,500 stock purchase warrants in 1996 and 50,000 in 1997 to individuals who made loans to the Company at the rate of one warrant for each dollar loaned. The warrants, which have an exercise price of $1.00 per share, expire in the years 2001 and 2002. At the time of issuance, the 1996 warrants had a fair value of $4,550 and the 1987 warrants had a fair value of $166,500, which were recorded as deferred financing costs and was amortized over the life of the related loans. Amortization of the deferred financing costs amount to $55,500 in 1998 and zero in 1999.

            The Company issued 400,000 additional warrants in 1999 to an individual as an incentive to sign a spokesperson contract for future services. These warrants have an exercise price of $1.50 per share and expire in 2001. No compensation expense was recorded because the fair value of the warrants on the date of issuance was less than the exercise price.

            The fair value of the above warrants at their grant date was zero. The estimated fair value of each warrant granted is calculated using the Black Scholes option pricing model. The following summarizes the assumptions used in the model:

                                                                        1999
                                                                        ----
                           Risk-free interest rate                      5.87%
                           Expected years until exercise                2.19
                           Expected dividend yield                         0
                           Estimated fair market value of
                             underlying stock                          $1.01

            The following is a summary of stock warrant activity during the years 1999 and 1998:

                                                                                        Weighted
                                                                                         Average
                                                                                        Remaining
                                                                       Number          Contractual
                                                                     Of Shares            Life
                                                                     ---------         -----------
                           Warrants granted and outstanding
                             December 31, 1997 and 1998                 82,500            $1.00
                           Warrants granted during 1999                400,000            $1.50
                           Warrants expired in 1999                          0
                           Warrants forfeited during 1999                    0
                           Warrants exercise during 1999                     0
                                                                       -------
                           Warrants granted and outstanding
                             December 31, 1999                         482,500            $1.41
                                                                       =======

            The following table summarizes the status of warrants outstanding at December 31, 1999:

                                                                                        Weighted
                                                                                         Average
                                                                                        Remaining
                                                 Exercise              Number          Contractual
                                                   Price             Of Shares            Life
                                                 ---------           ---------         -----------
                  1996 Stock Warrants               $1.00              32,500           1.35 years
                  1997 Stock Warrants               $1.00              50,000           2,33 years
                  1998 Stock Warrants               $1.50             400,000           1.42 years
                                                                      -------
                                                                      482,500
                                                                      =======

            As of December 21, 1999, the Company had reserved 482,500 shares of common stock for issuance under stock warrants issued in 1996, 1997 and 1998.

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


         8. Loss Per Share
            --------------

            Loss per share is calculated by dividing net income by the average weighted number of shares outstanding for the period. Average weighted number of shares used to calculate loss per share for 1999 and 1998 were 8,905,929 shares and 8,308,219 shares, respectively. Since the Company shows a loss per share for each of the periods presented, no diluted loss per share calculations have been presented. Showing the effect of including the outstanding warrants in the loss per share calculation would have an anti-dilution effect and would be misleading.



         9. Comprehensive Income
            --------------------

            SFAS 130 requires a company to disclose Comprehensive Income, if any, in its financial statements. Comprehensive Income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Since the Company had no such transaction, the Company's net loss and comprehensive net loss are the same.


Note C - NOTES PAYABLE
         -------------

         The Company is indebted to two stockholders in the amount of $25,000.00 each. The monies bear interest at the rate of 8% and are payable upon demand.

Note D - INCOME TAXES
         ------------

         Substantially all of the Company's retained earnings deficit will be available as an operating loss carry forward to reduce future income tax obligations as may be incurred through the year 2015. However, because of the Company's relatively short operating history, the potential tax benefit of this loss has been valued at zero in the financial statements and will remain so until realized or until the criterion in Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, for recognition of a deferred tax asset has been met.

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
                                       --------
                                       $419,994

                                       ========

Note F - GOING CONCERN
         -------------


         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. In review of these matters the continuation of the Company is dependent upon its ability to raise capital and its success of future operations. Absent an increase in revenue or the sale of capital stock, there may be uncertainty about the Company's ability to continue as a going concern. Management believes that the Company will generate significant new business in the future to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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