Form 10QSB
period 2000-09-30
EYE CARE INTERNATIONAL INC
filed 2000-12-04
CIK 949394

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2000

[ ]    Transition report under Section 13 or 15(d) of the Exchange Act

       For the transition period from _________ to __________

       Commission file number  0-27889

                          EYE CARE INTERNATIONAL, INC.
                          ----------------------------

            DELAWARE                                          59-3206480
-------------------------------                            -------------------
(State or Other Jurisdiction of                              (IRS Employer
  Incorporation or Organization)                           Identification No.)

                    1511 North Westshore Boulevard, Suite 925
                              Tampa , Florida 33607
               --------------------------------------------------
               (Address of principal executive offices) Zip Code)

                                 (813) 289-5552
               --------------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court Yes  [ ]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 30, 2000, the issuer had 11,218,030 shares of common stock, $.001 par value, outstanding.

                          EYE CARE INTERNATIONAL, INC.
                                      Index

                                                                                 PAGE
                                                                                 ----
Part I.   Financial Information .............................................     1

Item 1.   Consolidated Financial Statements (Unaudited) .....................     1

              Consolidated Balance Sheet - September 30, 2000 ...............     2

              Consolidated Statements of Income  - Three Months
                Ended September 30, 2000 and 1999, and
                Year to Date September 30, 2000 and 1999.....................     3

              Consolidated Statements of Cash Flows - Three Months
                Ended September 30, 2000 and 1999, and Year to Date
                September 30, 2000 and 1999..................................     4

              Consolidated Statement of Changes in Shareholders' Deficiency..     5

              Notes to Consolidated Financial Statements -
                September 30, 2000...........................................     6

Item 2.   Management's Discussion and Analysis or Plan of Operation..........    12

Part II   Other Information..................................................    16

Item 2.   Changes in Securities..............................................    16

Item 6.   Exhibits and Reports on Form 8-K...................................    16

Signatures...................................................................    17

                          PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

In the opinion of management, the unaudited financial statement include all adjustments necessary to present fairly the results for the three months ended September 30, 2000, and year to date September 30, 2000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounted principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Eye Care International, Inc.'s annual report on Form 10KSB for the year ended December 31, 1999.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                          SEPTEMBER 30, 2000
                                                          ------------------
                                                              (Unaudited)

                            ASSETS

Current Assets

      Cash                                                    $    26,565
      Accounts receivable                                     $    39,563
      Miscellaneous receivables
           and advances                                       $   309,745
                                                              -----------
                                                              $   375,873

Fixed Assets - net of accumulated
      depreciation                                            $    38,248
                                                              -----------
Total Assets                                                  $   414,122
                                                              ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accrued expenses and

           taxes payable                                      $   901,767
      Deferred revenue                                        $   282,540
      Notes payable                                           $    50,000
                                                              -----------
                                                              $ 1,234,306
                                                              -----------

Stockholders' Equity
      Capital stock

           -30,000,000 shares of $.001 par value
           common stock authorized; 10,831,170
           issued at 9/30/00                                  $    10,831

           -10,000,000 shares of $.001 par value
           preferred stock authorized:
                745 Series A issued at 6/30/00                $         1
                685,714 Series B issued at 6/30/00            $       686
           Paid-in capital                                    $ 7,912,986
           Accumulated deficit                                $(8,744,688)
                                                              -----------
                                                              $  (820,184)

Total liabilities and stockholders' equity                    $   414,122
                                                              ===========

   The accompanying notes are an integral part of these financial statements.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                 YEAR TO DATE SEPTEMBER 30,    QUARTER ENDED SEPTEMBER 30,
                                                ----------------------------  ----------------------------
                                                  2000             1999             2000              1999
                                                  ----             ----             ----              ----
                                                                    (Unaudited)
Revenues

      Memberships                            $    378,051     $    334,436     $    150,293     $    129,772
      Interest                               $        926     $     10,028     $        153     $      3,381
                                             ------------     ------------     ------------     ------------
                                             $    378,977     $    344,465     $    150,446     $    133,153

General and administrative expenses          $  1,871,104     $  1,662,327     $    527,643     $    621,214
Interest                                     $      3,875     $      3,686     $      1,875     $      1,019
Depreciation and amortization                $     41,853     $     23,944     $     27,132     $      7,864
                                             ------------     ------------     ------------     ------------
                                             $  1,916,832     $  1,689,956     $    556,650     $    630,097

Income/(loss) before cumulative effect of
      accounting change                      $ (1,537,855)    $( 1,345,492)    $(   406,204)    $(   496,944)

Cumulative effect of accounting change
      to adopt SOP 98-5                      $          0     $    749,433     $          0     $          0

Net income/(loss)                            $ (1,537,855)    $ (2,094,925)    $(   406,204)    $   (496,944)

Average common shares outstanding              10,138,233        8,779,304       10,054,233        8,980,304

Loss per Share                               $      (0.15)    $      (0.24)    $(      0.04)    $      (0.06)


   The accompanying notes are an integral part of these financial statements.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 YEAR TO DATE SEPTEMBER 30,     QUARTER ENDED SEPTEMBER 30,
                                                ---------------------------     ---------------------------
                                                    2000            1999            2000            1999
                                                -----------     -----------     -----------     -----------
Cash flow from operating activities
      Net income/(loss)                         $(1,537,855)    $(2,094,925)    $  (406,204)    $  (496,944)

Adjustment to reconcile net income
      to net cash provided by operating
      activities
           Depreciation and amortization        $    41,853     $    23,944     $    27,132     $     7,864
           Accounting Change                    $         0     $   749,433     $         0     $         0

Changes in operating assets and liabilities
      Decrease in accounts receivables          $   (18,313)    $   (39,962)    $     6,926     $   (19,101)
      Increase in miscellaneous receivables     $   (78,995)    $   (27,393)    $   (28,476)    $    (2,658)
      Increase/(Decrease in deferred revenue    $   (66,857)    $    19,788     $   (58,308)    $    28,094
      Increase/(Decrease) in accrued
           expenses and taxes payable           $   448,788     $   246,541     $   141,022     $   216,113
                                                -----------     -----------     -----------     -----------
Net cash used by operating activities           $(1,211,379)    $(1,122,574)    $  (317,908)    $  (266,632)

Cash flow from investing activities
      Purchases of fixed assets                 $         0     $    (2,472)    $         0     $         0

Cash flows from financing activities
      Proceeds from sale of common and
           preferred stock                      $ 1,108,462     $   752,309     $   331,087     $   345,809
                                                -----------     -----------     -----------     -----------

Net cash provided by financing activities       $ 1,108,462     $   749,837     $   331,087     $   345,809

Increase/(Decrease) in cash                     $  (102,917)    $  (372,737)    $    13,179     $    79,177

Cash - beginning of period                      $   129,482     $   658,743     $    13,386     $   206,829
                                                -----------     -----------     -----------     -----------
Cash - June 30,                                 $    26,565     $   286,006     $    26,565     $   286,006
                                                ===========     ===========     ===========     ===========
Supplemental disclosures
      Interest paid                             $         0     $         0     $         0     $         0
                                                ===========     ===========     ===========     ===========
      Income taxes paid                         $         0     $         0     $         0     $         0
                                                ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          EYE CARE INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY


                                 COMMON       PREFERRED       PAID-IN        RETAINED
                                 STOCK          STOCK         CAPITAL         DEFICIT         TOTAL
                                 ------       ---------       -------         -------         -----
Balance December 31, 1998      $  8,504        $    0       $ 5,893,252    $(4,574,183)    $ 1,327,573

Net income/(loss)                                                          $(2,632,650)    $(2,632,650)
Issuance of capital stock      $    506        $    1       $   893,993                    $   894,500
                                                                                           -----------

Balance December 31, 1999      $  9,010        $    1       $ 6,787,245    $(7,206,833)    $  (410,577)

Net income/(loss)                                                          $  (501,037)    $  (501,037)
Issuance of capital stock      $    380                     $   523,870                    $   524,250
                                                                                           -----------

Balance March 31, 2000         $  9,390        $    1       $ 7,311,115    $(7,707,870)    $  (387,364)

Net income/(loss)                                                          $  (630,614)    $  (630,614)
Issuance of capital stock      $    600        $  686       $   251,839                    $   253,125
                                                                                           -----------

Balance June 30, 2000          $  9,990        $  687       $ 7,562,954    $(8,338,484)    $  (764,853)

Net income/(loss)                                                          $  (406,204)    $  (406,204)
Issuance of capital stock      $    841        $            $   350,032                    $   350,873

Balance September 30, 2000     $ 10,831        $  687       $ 7,912,986    $(8,744,688)    $  (820,184)

   The accompanying notes are an integral part of these financial statements.

                          EYE CARE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

         2.  Revenue Recognition

             The Company sells one, two and three year memberships in its vision plan. Although, at the time of enrollment (when the Company enters the membership data into its system), the Company issues a membership kit that includes a membership card, network provider list and other material, its obligation to its members is not totally fulfilled because of the twenty-four hour customer service feature of its plan and its guarantee to save at least the cost of the membership or the Company will refund the difference. In addition, memberships can be cancelled at any time during the first thirty days of the membership. However, historically said thirty-day cancellations have been diminimus and requests for refunds equal to the difference between the cost of the card and the member's savings have been non-existence. Therefore, revenues are recognized on a straight-line basis over the membership period, beginning in the month of enrollment. Membership fees, however, can neither be determined nor estimated until reported to the Company by the selling organizations and are subject to possible subsequent audit by the Company at its option under the terms of the related agreement. Accordingly, depending upon the timeliness and accuracy of membership reports received, membership income is not recognized in the Company's financial statements until reported by the selling organization, which may be in periods later than those in which they were earned and subject

                          EYE CARE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

to adjustment in subsequent periods. To the Company's knowledge, these reports have always been filed on a timely basis. If reports were delayed, revenue and commissions would be understated, as would net income.

             Prior to 1998, the Company recognized revenue at the time of enrollment instead of on a straight-line basis. The Company has made an adjustment to its Statement of Shareholders' Equity and Retained Deficit to reflect the deferral of revenues previously recognized in the years prior to 1998. Said adjustment amounted to $537,626 being deferred and to be recognized in periods after 1997.

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

         5.  Warrants

             During the year 2000, the Company has issued a total of 2,040,858 warrants for the purchase of common stock. Of these warrants, the Company issued, in June, 1,200,000 warrants to individuals purchasing Preferred Stock from the Company. These warrants are exercisable at the price of $0.50 per share of common stock and expire in 2005. During the third quarter of 2000, the Company issued 840,858 warrants to individuals purchasing common stock. These warrants also have an exercise price of $0.50 per share of common stock and expire in 2005.

                          EYE CARE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         5.  Warrants (continued)

             The fair value of these warrants at their grant date was zero. The estimated fair value of each warrant granted is calculated using the Black Scholes option pricing model. The following summarizes the assumptions used in the model:

                                                                   1999
                                                                   ----

             Risk-free interest rate                            5.83% - 6.15%
             Expected years until exercise                           5
             Expected Dividend yield                                 0
              Estimated fair market value of
                 underlying stock                              $0.24 - $0.44

         The following is a summary of the stock warrant activity during the year 2000

                                                                   WEIGHTED
                                                                    AVERAGE
                                                  NUMBER            EXERCISE
                                                 OF SHARES           PRICE
                                                 ---------           -----

         Warrants granted and outstanding
           December 31, 1999                       482,500            $1.41
         Warrants granted during the year        2,040,858            $0.50
         Warrants expired in 2000                        0
         Warrants forfeited in 2000                      0
         Warrants exercised in 2000                      0
                                                ----------
         Warrants granted and outstanding
           September 30, 2000                    2,523,358            $0.83
                                                ==========

                          EYE CARE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         5.  Warrants (continued)

             The following table summarizes the status of the warrants outstanding at September 30, 2000:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                                  REMAINING
                           EXERCISE           NUMBER            CONTRACTUAL
                             PRICE           OF SHARES              LIFE
                           --------         ----------          -----------

     1996 stock warrants     $1.00            32,500               .59 years
     1997 stock warrants     $1.00            50,000              1.58 years
     1999 stock warrants     $1.50           400,000               .67 years
     2000 stock warrants     $0.50         2,040,858              4.88 years
                                           ---------
                                           2,523,358
                                           =========

             As of September 30, 2000, the Company had reserved 2,523,358 common shares for issuance under the stock warrants issued in 1996, 1997, 1999 and 2000.

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

                          EYE CARE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

         8.  Loss Per Share

             Loss per share is calculated by dividing net loss by the average weighted number of common shares outstanding for the period. Since the Company shows a loss per share for each of the periods presented, no diluted loss per share calculations have been presented. Showing the affect of including the outstanding warrants in the loss per share calculation would have an anti-dilution effect and would be misleading.

         9.  Comprehensive Income

             SFAS 130 requires a company to disclose comprehensive income, if any, in its financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Since the Company had no such transactions, the Company's net loss and comprehensive net loss are the same.

Note C - NOTES PAYABLE

             The Company is indebted to two stockholders in the amount of $25,000 each. These monies bear interest at the rate of 8% and are payable upon demand.

                          EYE CARE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

SALES. Sales for the three months ended September 30, 2000, of $150,293 were nearly $21,000 higher than the $129,772 recorded during the same period in 1999. This increase was primarily due to increased sales in December 1999 which results in a larger amortization amount in the following months of the membership sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The major components of Selling, General & Administrative expenses (G&A) are Payroll, Commissions, Business Travel Postage & Printing, and Profession/Consulting Fees. G&A expenses of $527,643 were approximately $93,000, or about 15%, lower than the $621,214 for the quarter ended September 30, 1999. While all other expenses remained relatively level for the comparative periods, commissions decreased approximately $78,000 because of a change in commission arrangements.

INTEREST INCOME. Interest income for the third quarter of 2000 of $153 was about $3,200 lower than the interest earned during the same period in 1999. The company maintained a cash balance significantly higher in the third quarter of 1999 than in the current year's quarter and was thus able to invest more principal in interest bearing securities.

INTEREST EXPENSE. Interest expense of $1,875 was nearly the same as in the quarter ended September 30, 1999.

DEPRECIATION AND AMORTIZATION EXPENSE. Since no major depreciable assets were added during 1999 or the first three quarters of 2000, depreciation and amortization expense of $27,132 was nearly $20,000 higher than in the third quarter of 1999 due to the expensing of financing costs associated with the issuance of warrants in the third quarter of 2000.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

SALES. Sales for the nine months ended September 30, 2000, of $378,051 were nearly $43,000 higher than the $334,436 recorded during the same period in 1999. This increase was primarily due to increased sales in the last quarter of 1999 which results in a larger amortization amount in the following months of the membership period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The major components of Selling, General & Administrative expenses (G&A) are Payroll, Commissions, Business Travel Postage & Printing, and Profession/Consulting Fees. G&A expenses of $1,871,104 were approximately $209,000, or about 13%, higher than the $1,662,327 for the nine months ended September 30, 1999.

The increase in G&A expenses was primarily due a $73,000 increase in payroll, a $68,000 increase in professional fees and a $145,000 increase in contract labor, partially offset by a $74,000 decrease in commissions.

Payroll increased to $783,929 from $710,659 in the same period of 1999 because of the addition of three regional account executives, payroll increases and the increased cost of benefits due to increased rates as well as the increase in the number of covered employees.

Professional fees increased to $145,601 from $77,738 in the first nine months of 1999 primarily due to increased legal activities including fees associated with the filing of Securities and Exchange documents and fees incurred in determining the licensing requirements, if any, in certain states.

Contract labor increased approximately $145,000 to $151,219 for the first nine months of 2000 as the Company elected to utilize temporary and placement agency employees in lieu of immediately hiring additional employees and the use of a celebrity to help market the Company's plan.

INTEREST INCOME. Interest income for the first nine months of 2000 of $926 was about $9,100 lower than the interest earned during the same period in 1999. The Company maintained a cash balance significantly higher in the 1999 than in the current year and was thus able to invest more principal in interest bearing securities.

INTEREST EXPENSE. Interest expense of $3,875 was nearly the same as in the first nine months of 1999.

DEPRECIATION AND AMORTIZATION EXPENSE. Since no major depreciable assets were added during 1999 or the three quarters of 2000, depreciation and amortization expense of $41,853 was about $18,000 higher than for the first nine months of

1999 due to the expensing of financing costs associated with the issuance of warrants during the third qwuarter of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's expenses has consistently exceeded its revenues. Operations have primarily been funded from the issuance of debt and equity securities aggregating approximately $7.9 million, which includes $50,000 in notes payable.

The Company used cash in its operating activities totaling $1.2 million and $1.1 million during the first nine months of 2000 and 1999, respectively, primarily for payroll, professional fees and contract labor. The Company did not acquire any fixed assets during the first nine months of 2000 but did invest $2,472 during the first nine months of 1999 to acquire computers and office furniture.

During the first nine months of 2000 the Company raised $1.1 million as compared to $.7 million during the first nine months of 1999 through financing activities; primarily the sale of convertible preferred stock and common stock in 2000 and the sale of common stock in 1999. In the first quarter of 2000, the Company issued 550 shares of Series A convertible preferred stock at a price of $1,000 per share. Each of these shares may be converted into 2,000 shares of common stock.

The Company issued 685,714 shares of Series B convertible preferred stock at a price of $.4375 per share during the second quarter of 2000. Each of these shares may be converted to one share of common stock.

During the third quarter of 2000, the Company issued 840,858 shares of common stock at a price of $.4375 per share.

GOING CONCERN.

Note F to the audited financials expresses the uncertainty of the Company's ability to continue as a going concern. Management believes that significant revenues will be generated commencing in the fourth quarter of 2000 as a result of marketing arrangements entered into since September 1999. During the year 2000 the Company has secured major marketing arrangements with large member-based companies and/or sellers of various health care programs such as RewardsPlus, First InHealth, Intersections Inc., New York Business Group, and the Pennsylvania State Chamber of Commerce. These groups collectively have in excess of fifty million members and/or employees and/or individual accounts who subscribe to or purchase their various health care plans. Each of these groups, in the fourth quarter, commence marketing the Company's vision plan to their members, employees or individual accounts. Since these selling/marketing groups have proven selling track records in the health care field, the Company believes it is reasonable to anticipate that these groups will produce material sales of the Company's vision plan, along with the groups continued sales of their other health care programs. The Company believes that in excess of $5 million in sales will result from these arrangements and will eliminate the uncertainty of the Company as a going concern.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that are not based upon historical facts. These statements, which discuss future expectations, estimate the happening of future events, or our results of operations or financial condition for future periods, can be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", 'intend", "anticipate", "estimate", "continue", or similar words. These forward-looking statements are subject to certain uncertainties, and there are important factors that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statement is made.

                                     PART II

Item 2.      Changes in Securities

             During the first quarter of 2000 the Company sold an aggregate 550 shares of Series A Convertible Preferred Stock to six accredited investors for a total purchase price of $550,000 $(1,000 per share). Each share can be converted into 2,000 shares of class A common stock.

             During the second quarter of 2000, the Company sold an aggregate of 685,714 shares of Series B convertible preferred stock to three accredited investors for a total purchase price of $300,000 $(.4375 per share). Each share can be converted into one share of class A common stock.

             During the third quarter of 2000, the Company issued 840,858 shares of class A common stock at a price of $.4375 per share.

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

                                     EYE CARE INTERNATIONAL, INC.


Date: December 1, 2000               By:  /s/  James L. Koenig
                                     ---------------------------------------
                                     James L. Koenig, Chief Financial Officer