Form 10KSB40/A
period 1999-12-31
EYE CARE INTERNATIONAL INC
filed 2001-02-01
CIK 949394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A
                               (Amendment No. 2)


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

Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     Revenues for the issuer's most recent fiscal year were $607,076.


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


         By having access to a full range of eye care/eyewear services offered by ECI's network of providers, at discounted rates, members of our vision care plan are able to obtain a comprehensive eye care service package, including elective cosmetic surgical procedures such as lasik or vision correction surgery, CO2 laser skin resurfacing or wrinkle removal surgery, and other laser surgical procedures performed by ophthalmologists. These procedures are traditionally not covered by insurance or Medicare and are generally expensive. ECI members can obtain these elective procedures from our providers at a discount of 20% from an ophthalmologist's usual and customary rate. As illustrated under the caption "Our Vision Plan," members not eligible for Medicare may receive greater discounts for surgical procedures, such as cataract surgery, that are typically covered by Medicare, since the 20% discount applies to the Medicare allowable cost of procedures, rather than the optholmologist's usual and customary rate, which is generally significantly higher. Although individuals eligible for Medicare may participate in our vision care program, they only receive discounts on surgical procedures not covered by Medicare. Surgical procedures covered by Medicare are performed at the Medicare allowable rate.


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


         Our revenues are derived from membership fees paid to us by individual subscribers and sponsoring organizations that offer our vision care program to their employees or members. Less than one percent of sales are derived from sales to individuals. Additional information concerning membership fees is presented under the caption "Marketing". We have experienced losses since we commenced operations in 1994, including a net loss of approximately $1,693,000 for 1997, $2,779,000 for 1998 and $2,293,000 for 1999. The report of our independent auditor on our financial statements contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern because of recurring losses from operations. Our ability to operate profitably depends upon market acceptance of our vision care plan and the development of an effective sales and marketing organization. Although we believe that marketing arrangements entered into since September 1999 will produce significant revenues commencing in the third quarter of 2000, we are unable to predict when and if we will generate sufficient revenues to become profitable.


Our Target Market


         We market our vision care plan to corporations for their employees, large sales organizations (such as insurance companies and sellers of multi-discount programs who include the ECI plan as part of their product), and affinity groups which are groups created because of a common relationship or interest, for example religious, fraternal, trade and professional organizations. We are involved in all stages of product development from training individual sales agents to the design and implementation of a specific marketing program at the corporate and affinity group level. These organizations can either purchase our vision care plan for, or offer it to, their employees or members as a supplement to existing health care insurance plans or other benefit programs or as a stand-alone benefit. Sponsors of healthcare programs, including other discount vision plans, may secure for their members the right to use the providers in our vision care network. This is a particularly significant aspect of our marketing plan due to the national scope of our network and the ophthalmology services offered.


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
                                =====              =====               ====


         We have ophthalmologists as well as optometrists and opticians in each of the fifty states except Maine where we have no ophthalmologists. Because of the large number of provider locations in our network, there are very few instances whereby the Company does not have at least one provider, be it an ophthalmologist, optometrist or optician, within a reasonable driving distance of a potential member anywhere in the U.S. In fact, we have conducted geo-access studies for companies considering our plan (studies that compare the proximity of our providers to the employees of regional/national companies) and we generally have a coverage of 90% or better; that is 90% of all employees of a company considering our plan have at least one provider within twenty miles of their residences. This is usually acceptable to the companies considering our plan. We also attempt to recruit additional providers in those locations specifically requested by our customers or potential customers.

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


         When marketed as a stand-alone product, we maintain two pricing structures: an individual/ family annual membership price of $39.95; and a corporate/affinity group annual membership price of $28. We have a "sliding scale" purchase price ranging from $16 to $28, in order to provide discounts to large quantity purchasers of our plan. A membership can be cancelled at any time during the first thirty days with a full refund; however, said refunds have, historically, occurred well below the one percent level. In addition the Company guarantees that if a member uses the membership in good faith during the membership period and does not save at least as much as the membership fee, ECI will refund the difference. Historically, requests for refunds have been non-existent. Additionally, we maintain a "private label" pricing structure. When our plan is sold through an existing insurance agency or packager, the insurance agency or packager incurs practically no additional overhead. This enhances the attractiveness of our plan to such selling entities, providing them with a relatively inexpensive product that fills an otherwise overlooked need in health care. There are no record keeping burdens on corporate/affinity group clients. We handle all clerical administrative functions.


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


         - We have exclusive contracts directly with 100% of our ophthalmologists and approximately 65% of the optometric locations in our network. This direct contact has a positive impact on our ability to handle customer grievances. Although rare, customer grievances are generally of the nature of the provider's staff not recognizing the Company's membership card, usually due to staff turnover at the provider's location. Because of our ability to work with a provider, as opposed to working through a third party having direct contractual relationships with providers, we are able to expediently resolve grievances and usually to the member's satisfaction.


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

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998


Sales. Memberships in the Company's program are sold primarily through independent agents and employee benefit consulting firms either directly to the employer, or to the employees through the employer's open enrollment process for benefits. Some sales are made by the Company soliciting enrollments of members of affinity groups with whom the Company has made arrangements to do so. Other sales are made by other companies that market multi-discount cards (such as combining dental and prescription with vision) to the general public, employers and affinity groups. Sales for the year ended December 31, 1999, of $595,613 were nearly $168,000, or 22%, less than the $763,233 recorded during the same time period in 1998. This decrease was primarily due to reduced sales of approximately $178,000 by one of our clients who packages and sells discount multi-health care programs that includes ECI as the vision care provider, partially offset by sales to two new clients totaling approximately $79,000.


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

Going Concern


Note F to the audited financials expresses the uncertainty of our ability to continue as a going concern. We believe that significant revenues will be generated commencing in the fourth quarter of 2000 as a result of marketing arrangements entered into since September 1999. The Company's long-term goal, since inception, has been for its competitors to become its customers. In 2000, this goal will be partially achieved. During the year 2000 the Company has secured major marketing arrangements with large member based companies and/or sellers of various health care programs such as RewardsPlus, Zurich Group Insurance, First In Health, Intersections Inc., New York Business Group, Pennsylvania State Chamber of Commerce and Home Shopping Network. These groups collectively have in excess of fifty million members and/or employees and/or individual accounts who subscribe to or purchase their various health care plans. Each of these groups in the fourth quarter of 2000, are scheduled to commence marketing the Company's vision plan to their members, employees or individual accounts. Since these selling/marketing groups have proven selling track records in the health care field, the Company believes it is reasonable to anticipate that these groups will produce material sales of the Company's vision plan, along with the groups continued sales of their other health care programs. The Company believes that in excess of $5 million in sales will result from these arrangements during the twelve month period following the commencement of the marketing. In addition to these anticipated sales, the Company has network providers and other accredited investors who are willing to financially support the Company. The Company has the ability to raise at least $1-2 million in 2000. In fact, nearly a half million dollars has been raised during the first two and one-half months, primarily from three accredited investors. The anticipated sales combined with the Company's ability to raise capital will eliminate the uncertainty of the Company as a going concern.


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

                   Index to Consolidated Financial Statements


                                                                        Page

Independent Auditor's report                                             F-1

Consolidated balance sheet at December 31, 1999                          F-2

Consolidated statements of income and retained deficiency
  for the years ended December 31, 1999 and 1998                         F-3

Consolidated statements of stockholders' deficiency for
  the years ended December 31, 1999 and 1998                             F-4

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

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET




                                     ASSETS


                                                    December 31,
                                                       1999
                                                    -----------
Current assets
  Cash                                              $   129,482
  Accounts receivable                                   112,002
  Miscellaneous receivables and
    advances                                            139,998
                                                    -----------
                                                    $   381,482
Fixed assets - net of accumulated
  depreciation                                           60,315

Other assets
  Organization expense - net of
    accumulated amortization                                 --
                                                    -----------
      Total assets                                  $   441,798
                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current liabilities
  Accrued expenses and taxes payable                $   452,978
  Deferred revenue                                      349,397
  Notes payable                                          50,000
                                                    -----------
                                                    $   852,375
                                                    -----------
 Stockholders' deficiency
  Capital stock
  - 30,000,000 shares of $.001 par
    value common stock authorized:
    9,010,304 shares issued and outstanding               9,010
  - 10,000,000 shares of $.001 par
    value preferred stock authorized:
    495 shares issued                                         1
  Paid in capital                                     6,787,245
  Retained deficiency                                (7,206,833)
                                                    -----------
                                                    $  (410,577)
                                                    -----------
    Total liabilities and
     stockholders' deficiency                       $   441,798
                                                    ===========



The accompanying auditor's report and notes are an integral part of these financial statements.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED DEFICIENCY


                                                For the years ended December 31,
                                                      1999              1998
                                                      ----              ----
Revenue
   Membership fees                                 $   595,613      $   763,233
   Interest                                             11,463           51,705
                                                   -----------      -----------
                                                   $   607,076      $   814,938
General and administrative expenses                  2,453,855        2,577,728
Interest                                                 4,699            5,833
Depreciation and amortization                           31,739          264,222
                                                   -----------      -----------
                                                     2,490,293        2,847,783
                                                   -----------      -----------
Loss from operations                                (1,883,217)      (2,032,845)

Other income - proceeds from lawsuit                        --            5,000
                                                   -----------      -----------
Loss before cumulative effect
  of accounting change                              (1,883,217)      (2,027,845)

Cumulative effect of accounting
  change to adopt SOP 98-5                            (749,433)              --
                                                   -----------      -----------
Net loss                                            (2,632,650)      (2,027,845)

Retained deficiency - January 1, as restated        (4,574,183)      (2,546,338)
                                                   -----------      -----------
Retained deficiency - December 31,                 $(7,206,833)     $(4,574,183)
                                                   ===========      ===========
Loss per share                                           $(.30)          ($0.26)
                                                   ===========      ===========



The accompanying auditor's report and notes are an integral part of these financial statements.

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY


              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY



                                        Common        Paid-in        Retained
                                        Equity        Capital       Deficiency
Balance December 31, 1997
As Previously Reported                  $6,297      $3,623,990     ($2,008,713)

Adjustment to reflect change
in Revenue Recognition Policy           $   --      $       --       ($537,625)

Balance December 31, 1997
as restated                             $6,297      $3,623,990     ($2,546,338)

Net Income/(Loss)
Issuance of Capital Stock               $2,207      $2,269,262     ($2,027,845)

Balance December 31, 1998               $8,504      $5,893,252     ($4,574,183)

Net Income/(Loss)                                                  ($2,632,650)
Issuance of Capital Stock               $  506      $  893,993

Balance December 31, 1999               $9,010      $6,787,245     ($7,206,833)

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For the years ended December 31,
                                                      1999              1998
                                                      ----              ----
 Cash flow from operating activities

  Net loss                                         $(2,632,650)     $(2,027,845)

 Adjustment to reconcile net income
  to net cash provided by operating activities
  Depreciation and amortization                         31,739          264,222
  Accounting change                                    749,433

 Changes in operating assets and liabilities
  Decrease in accounts receivables                      56,479          146,737
  Increase or increase in miscellaneous
    receivables and advances                             8,303         (116,545)
  Increase or decrease in deferred revenue             (62,936)        (125,292)
  Increase or decrease in accrued expenses
    and taxes payable                                  428,345         (115,330)
                                                   -----------      -----------

 Net cash used by operating activities              (1,421,287)      (1,974,053)

 Cash flow from investing activities
  Purchase of fixed assets                              (2,472)         (65,933)

 Cash flow from financing activities
  Proceeds from sale of capital stock                  894,500        2,271,469
                                                   -----------      -----------
 Increase or decrease in cash                         (529,260)         231,483

 Cash - January 1,                                     658,742          427,259
                                                   -----------      -----------
 Cash - December 31,                                   129,482          658,742
                                                   -----------      -----------
 Supplemental disclosures
   Interest paid                                         4,153            5,833
                                                   -----------      -----------
  Income taxes paid                                        -0-               -0-
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

        2. Revenue Recognition
           -------------------






           The Company sells one, two and three year memberships in its vision plan. Although, at the time of enrollment (when the Company enters the membership data into its system), the Company issues a membership kit that includes a membership card, network provider list and other material, its obligation to its members is not totally fulfilled because of the twenty-four hour customer service feature of its plan and its guarantee to save at least the cost of the membership or the Company will refund the difference. In addition, memberships can be cancelled at any time during the first thirty days of the membership. However, historically said thirty-day cancellations have been diminimus and requests for refunds equal to the difference between the cost of the card and the member's savings have been non-existent. Therefore, revenues are recognized on a straight-line basis over the membership period, beginning in the month of enrollment. Membership fees, however, can neither be determined nor estimated until reported to the Company by the selling organizations and are subject to possible subsequent audit by the Company at its option under the terms of the related agreement. Accordingly, depending upon the timeliness and accuracy of membership reports received, membership income is not recognized in the Company's financial statements until reported by the selling organization, which may be in periods later than those in which they were earned and subject to adjustment in subsequent periods. To the Company's knowledge, these reports have always been filed on a timely basis (less than two weeks after the sale by the selling organization). If reports were delayed, revenue and commissions would be understated, and would be net income.



           Prior to 1998, the Company recognized revenue at the time of enrollment instead of on a straight-line basis. The Company has made an adjustment to the Statement of Shareholders' Equity and Retained Deficit to reflect the deferral of revenues previously recognized in the years prior to 1998. Said adjustment amounted to $537,626 being deferred and to be recognised in periods after 1997.

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

         5. Stock Warrants
            --------------


            The Company issued 32,500 stock purchase warrants in 1996 and 50,000 in 1997 to individuals who made loans to the Company at the rate of one warrant for each dollar loaned. The warrants, which have an exercise price of $1.00 per share, expire in the years 2001 and 2002. At the time of issuance, the 1996 warrants had a fair value of $4,550 and the 1987 warrants had a fair value of $166,500, which were recorded as deferred financing costs and was amortized over the twelve month life of the related loans, which were either converted to equity or paid in full in 1998. Therefore, amortization of the deferred financing costs amount to $115,500 in 1997, $55,500 in 1998 and zero in 1999 (since all costs were amortized in the prior two years).


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
                                       --------
                                       $419,994

                                       ========

Note F - GOING CONCERN
         -------------


         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. In review of these matters the continuation of the Company is dependent upon its ability to raise capital and its success of future operations. Absent an increase in revenue or the sale of capital stock, there may be uncertainty about the Company's ability to continue as a going concern. The Company has secured major marketing arrangements with large member-based companies (some of whom have been competitors) to either include the Company's vision plan as part of their plans, or market the plan as a stand-alone plan. The Company is also financially supported by its current accredited investors, as well as other accredited investors. Management believes that the Company will generate significant new business in the future from these marketing arrangements and will raise enough capital to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 EXHIBIT INDEX


Exhibit No.       Exhibit

3.1*              Certificate of Incorporation, as amended.
3.2*              By-laws
3.3**             Certificate of Designation for Series A Convertible Preferred
                  Stock.
10.1**            1997 Stock Option Plan
10.2*             Employment Agreement with Clark Marcus.
10.3*             Employment Agreement with James L. Koenig
10.4              Provider Agreement - Ophthalmologist
10.5              Provider Agreement - Optometrist/Opticians/Optical Outlets
10.6              Marketing Brochure
10.7              Membership Enrollment Form
21.1*             Subsidiaries
27.1              Financial Data Schedule


-------

* Incorporated by reference to our Registration Statement on Form 10-SB filed on November 1, 1999.

**   Previously filed