Form 10KSB40
period 2000-12-31
EYE CARE INTERNATIONAL INC
filed 2001-05-18
CIK 949394

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
                  For the fiscal year ended December 31, 2000

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _______________ to ____________________


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

Yes [X]  No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the issuer's most recent fiscal year were $482,362.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on March 1, 2001 was $1,991,394.

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [_]   No [_]

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of March 1, 2001, the issuer had 10,620,767 shares of class A common stock, $.001 par value, outstanding.

     Transitional Small Business Disclosure Format:  Yes [_]   No [X]

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

         We believe that we are the only national discount vision network with ophthalmologists who have agreed to discount all of their medical services, as well as the nation's largest optometric discount vision network. This would make ECI the only national discount vision network which combines ophthalmology services provided by medical doctors with optometric products and services provided by optometrists, opticians and optical locations. Our network has providers at nearly 13,000 locations, and is comprised of over 1,600 ophthalmologic practices and over 11,000 optometric, optician and optical locations. Ophthalmologists, optometrists and opticians participating in our vision care network are located within reasonable proximity to all major metropolitan areas within the United States. As a general guideline, we have providers in nearly every city in the U.S. with a population of 100,000 or more. As explained in the sections entitled "Our Vision Plan," every surgical procedure, including all types of laser surgeries (lasik, RK, CO2 laser), are discounted. We also have approximately 171 provider locations, or about 1.3% of the network, outside the U.S. -- primarily in Mexico, Virgin Islands, Puerto Rico and Canada. In addition to members living in the U.S., we have about 100 members living outside the U.S., primarily in the Bahamas and Virgin Islands. The composition of our optometric network is both large chain companies and a wide variety of boutiques and specialty shops. Most other discount vision networks only offer discounts on optometric products and services.

         By having access to a full range of eye care/eyewear services offered by ECI's network of providers, at discounted rates, members of our vision care plan are able to obtain a comprehensive eye care service package, including elective cosmetic surgical procedures such as lasik or vision correction surgery, CO2 laser skin resurfacing or wrinkle removal surgery, and other laser surgical procedures performed by ophthalmologists. These procedures are traditionally not covered by insurance or Medicare and are generally expensive. ECI members can obtain these elective procedures from our providers at a discount of 20% from an ophthalmologist's usual and customary rate. As illustrated under the caption "Our Vision Plan," members not eligible for Medicare may receive greater discounts for surgical procedures, such as cataract surgery, that are typically covered by Medicare, since the 20% discount applies to the Medicare allowable cost of procedures, rather than the ophthalmologist's usual and customary rate, which is generally significantly higher. Although individuals eligible for Medicare may participate in our vision care program, they only receive discounts on surgical procedures not covered by Medicare. Surgical procedures covered by Medicare are performed at the Medicare allowable rate.

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

         Our revenues are derived from membership fees paid to us by individual subscribers and sponsoring organizations that offer our vision care program to their employees or members. Less than one percent of sales are derived from sales to individuals. Additional information concerning membership fees is presented under the caption "Marketing." We have experienced losses since we commenced operations in 1994, including a net loss of approximately $2,028,000 for 1998, $2,633,000 for 1999, and $1,948,000 for 2000. The report of our independent auditor on our financial statements contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern because of recurring losses from operations. Our ability to operate profitably depends upon market acceptance of our vision care plan and the development of an effective sales and marketing organization. Although we believe that marketing arrangements entered into will produce significant revenues, we are unable to predict when and if we will generate sufficient revenues to become profitable.

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

         -   Approximately $11 billion is spent on eyeglasses.

         -   Approximately $2 billion is spent on contact lenses.

         - Approximately $4 billion is spent on eye examinations and related services.

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

         - Opticians make and adjust eyewear using prescriptions supplied by optometrists or ophthalmologists.

         - Optometrists specialize in examination, diagnosis and treatment of conditions of the vision system, including fitting and prescribing contact lenses.

         - Ophthalmologists are medical doctors who have at least three years of hospital-based training in the diagnosis and medical and surgical treatment of eye disorders.

         The optical dispensing industry in the United States is highly fragmented with the top 100 optical chains accounting for less than 27% of total retail sales in 1995. The retail optical industry is consolidating and will continue to consolidate. Concerns about accelerating healthcare costs have resulted in the increasing prominence of managed care in the eye care industry. However, concerns about the quality of care received under managed care programs and patient access have similarly created a renewed interest in fees for services based programs. Concerns about costs of these programs and services remain, thus giving rise to a type of fee for services program.

         Most optometric locations offer basic eye care services, including eye examinations and contact lens fittings in order to increase sales. This has had a significant impact on the number of individuals who have begun to use optometrists, instead of ophthalmologists, for general eye care.

         While approximately 90% of general health maintenance organizations cover routine eye examinations, fewer than 15% cover corrective lenses and none effectively cover cosmetic-type surgeries, including lasik or vision correction surgery, CO2 laser skin resurfacing or wrinkle removal surgery and other laser surgical procedures. Comprehensive eye care/eyewear benefit programs are generally not offered as an employee benefit.

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

Market

         In 1995, approximately 157 million of the 263 million people in the United States needed, but only 96 million people wore, some form of corrective eyewear. Therefore, there are approximately 60 million people who need corrective lenses but do not have them. We estimate that in excess of 90% of all American families have a member who wears some form of glasses, prescription and/or non-prescription. The market for corrective eyewear has grown steadily and the demographic trends of an aging population are expected to generate increased demand for corrective eyewear and optical services. As "baby boomers" move further into the 40-64 age bracket, the market for eyewear and eye care is expected to expand significantly. This is the age group when most people experience presbyopia, difficulty in reading small print. Treatment for diseases predominantly affecting elderly patients such as cataracts and glaucoma, as well as eyewear designed to appeal to mature customers, also is increasing. People over the age of 40 typically require more complex lenses and more expensive prescriptions than younger people. In addition, the increasing use of video display terminals in the workplace has created a further need for eye care and eyewear. Consequently, the aging of the "baby boom" generation and technology driven advances in the workplace are expected to further expand the size of the optical industry.

             U.S. Population Needing Some Form of Vision Correction
                                  (in Millions)

                                                                    Percentage of
                                                   Number of People             Population
                                1995                    Wearing                   Wearing
        Age                  Population            Corrective Lenses         Corrective Lenses
        ---                  ----------            -----------------         -----------------
      0-14                          57.5                     8.9                        15%
      15-24                         35.9                    15.0                        42%
      25-44                         83.4                    52.4                        63%
      45-64                         52.2                    49.6                        95%
      65 and over                   33.6                    31.2                        93%
                                    ----                    ----                        ---
                                   262.6                   157.1                        60%
                                   =====                   =====                        ===

         We have ophthalmologists as well as optometrists and opticians well distributed throughout the fifty states except Maine where we have no ophthalmologists. Our network providers are located in rural, urban and suburban areas, including most of the major shopping malls. We maintain our list of network providers as two groups - one group being ophthalmologists and the other comprised of optometrists and opticians. Because of the large number of provider locations in our network, there are very few instances whereby the company does not have at least one provider, be it an ophthalmologist, optometrist or optician, within a reasonable driving distance (20 miles) of a potential member anywhere in the U.S. Although we have not conducted a geo-access study for all employees of regional/national companies or for the overall market, we have conducted geo-access studies for some of the companies considering our plan (studies that compare the proximity of our providers to the employees of regional/national companies) and we generally have a high coverage ratio; that is most of the employees of a company considering our plan, and who have requested a geo-access study, have at least one provider within twenty miles of their residences. We have found that this is usually acceptable to the companies considering our plan even though some of their employees may need to drive further to see a network provider. Generally, it does not preclude the Company from acquiring these potential clients. We also attempt to recruit additional providers in those locations specifically requested by our customers or potential customers.

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

         - Through our mail-order program, members can purchase replacement contact lenses, sunglasses, including most national and designer brands such as Revo, Ray-Ban, Serengeti and Bolle, and safety glasses at wholesale prices, plus a small shipping and handling fee.

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

         Our plan has over 11,000 optometric, optician and optical locations composed of both large chain companies and a wide variety of boutiques and specialty shops.

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

         Through the marketing vehicles described above, the ECI plan is marketed, directly and indirectly, to businesses, affinity groups, individuals and packagers of other health care programs. It may be offered as a supplement to already existing forms of health care coverage or may be purchased on a free-standing basis. A corporation or individual need not have insurance coverage to access our plan. Also, by reason of the breadth of our provider network, our plan can usually match all of the geographic requirements of any national insurance program and certainly meets the needs of migratory populations, such as retirees. We believe this makes our plan particularly attractive to large health care insurance companies, health maintenance and preferred provider organizations and other packagers of various health programs who market their health care programs over a large geographical area. Our plan is currently being so marketed by several such entities that have commenced marketing our plan through their own sales forces.

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

         When marketed as a stand-alone product, we maintain two pricing structures: an individual/family annual membership price of $39.95; and a corporate/affinity group annual membership price of $28. We have a "sliding scale" purchase price ranging from $16 to $28, in order to provide discounts to large quantity purchasers of our plan. A membership can be cancelled at any time during the first thirty days with a full refund; however, said refunds have, historically, occurred well below the one percent level. In addition the company guarantees that if a member uses the membership in good faith during the membership period and does not save at least as much as the membership fee, ECI will refund the difference. Historically, requests for refunds have been non-existent. Additionally, we maintain a "private label" pricing structure. When our plan is sold through an existing insurance agency or packager, the insurance agency or packager incurs practically no additional overhead. This enhances the attractiveness of our plan to such selling entities, providing them with a relatively inexpensive product that fills an otherwise overlooked need in health care. There are no record keeping burdens on corporate/affinity group clients. We handle all clerical and administrative functions.

         We intend to strengthen and broaden our overall marketing efforts by:

         - establishing a dedicated regional support staff that will work directly with our independent sales agents, corporate/affinity accounts and marketing partners to facilitate and encourage sale of our vision plan.

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

         Although ECI competes with these and other entities, as part of our marketing strategy we seek to attract our competitors as customers since our program includes ophthalmologists who discount all of their services substantially below Medicare allowable rates which are usually substantially below the rates that our competitors are able to negotiate. As an indication of the effectiveness of ECI's marketing strategy, although we continue to compete with those entities described above, we have recently entered into relationships with both MemberWorks and Spectera which gives those entities the right to use our provider network and entitles their members to receive the discounts offered by our providers, thus making those entities ECI's customers. We expect this trend to continue and, indeed, accelerate since these entities continue to compete not only against ECI but themselves as well, and now, at least some of them can promote the fact that they too are in a position to offer discounts on ophthalmology services.

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

         - We offer a discount on traditionally non-covered surgical procedures such as vision correction surgeries, CO2 laser skin resurfacing or wrinkle removal surgery and other laser surgical procedures.

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

         - We have exclusive contracts directly with 100% of our ophthalmologists and approximately 64% of the optometric locations in our network. This direct contact has a positive impact on our ability to handle customer grievances. Although rare, customer grievances are generally of the nature of the provider's staff not recognizing the company's membership card, usually due to staff turnover at the provider's location. Because of our ability to work with a provider, as opposed to working through a third party having direct contractual relationships with providers, we are able to expediently resolve grievances and usually to the member's satisfaction.


Medical Advisory Board

         We have organized a panel of prominent physicians to serve as our Medical Advisory Board. Members of this panel periodically report on new developments in ophthalmologic treatment. All members of the Medical Advisory Board have served since inception.

Ira A. Abrahamson, M.D. is an Associate Professor of Ophthalmology and Assistant Clinical Professor of Family Medicine at the University of Cincinnati College of Medicine Cincinnati, Ohio. He received his medical degree from the University of Cincinnati School of Medicine and performed his Ophthalmology residency in Chicago at the Illinois Eye and Ear Infirmary and at Cook County Hospital. Dr. Abrahamson has been on several Ophthalmic editorial boards and has been a member of the editorial advisory board of the American Family Physician Journal since 1974. He has authored more than 95 scientific publications and four textbooks. Dr. Abrahamson specializes in cataract and anterior segment surgery. Dr. Abrahamson also serves as special consultant to the Company.

Leo D. Bores, M.D. received his medical degree from Wayne State University College of Medicine and completed his ophthalmologic residency at Detroit Medical Center. He is a Fellow of the American Academy of Ophthalmology, founding member and past-President of the Keratorefractive Society, and has served as Chairman of several educational and scientific committees, as well as being a member of the International Society for Refractive Keratoplasty, and American Society for Cataract and Refractive Surgery. Dr. Bores has lectured, written and taught extensively both in this country and abroad. He has authored in excess of thirty papers and books. Dr. Bores is the founder of and practices at the Bores Eye Institute in Scottsdale, Arizona.

Warren D. Cross, M.D. graduated from the University of Southern California, attended Baylor College of Medicine and id his residency in eye surgery at the University of Texas Medical Branch, Houston. He has been Chief of Staff at the Institute of Eye Surgery, Houston, Texas, since 1984. Dr. Cross has been performing refractive surgery since 1979 and has done over 14,000 cases. He also speaks and teaches at numerous professional meetings and courses on both cataract and refractive surgery. He authored the "Complications of Radial Keratotomy" chapters in two surgical test books.

David B. Davis, M.D. received his medical degree from the University of Texas Medical Branch, Galveston, Texas, and performed his ophthalmology residency at the United States Naval Hospital. Dr. Davis has served on numerous elected and appointed boards, including the International Committee for Standards of Ophthalmic Devices and Instruments, American Society of Cataract and Refractive Surgery; Board of Directors, American College of Eye Surgeons; International Scientific Advisory Board, American Society of Cataract and Refractive Surgery. He is a member of numerous professional organizations and also participates in extensive speaking engagements. Dr. Davis practices medical surgery at the Davis/Mandel Eye Center in Hayward, California.

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

Special Consultants

Herbert Gould, M.D. In addition to advising us on new developments in the field of ophthalmology, Dr. Gould writes a regular column in a number of publications throughout the United States directed toward the senior market. This is through arrangements made by ECI as part of our marketing efforts. Dr. Gould is widely recognized throughout the United States as a pioneer in the delivery of refractive surgery and aesthetic laser treatment and training. He currently is President of the New York Keratorefractive Society and is past-President of the New York Intraocular Lenses Society. Dr. Gould was also awarded the Bronze Medal of the Cannes Film Festival for his film on intraocular transplantation. He has performed over 6,000 refractive procedures, trained hundreds of physicians in the refinement of the procedures and is considered a leader in his field. Dr. Gould serves as Special Consultant to the Company and is active in a number of the Company's promotional marketing activities.

Philip J. Shelton, M.D., J.D., F.A.C.S., F.C.L.M., practices both ophthalmology and law in West Hartford, Connecticut. He received his medical degree from New York University and completed his ophthalmology training at the Mount Sinai Hospital in New York City. He earned his J.D. degree from the University of Connecticut School of Law. Dr. Shelton has authored numerous publications and lectures internationally on managed care and other medical legal topics. He is presently Assistant Clinical Professor at the University of Connecticut Medical School, a guest professor at Yale University, and a lecturer in ophthalmology at Tufts University. Dr. Shelton is certified by the American Board of Ophthalmology and specializes in the treatment of cataracts and glaucoma. One of the first ophthalmologists in the Hartford area to implant intraocular lenses, Dr. Shelton has always been at the forefront of his field. Dr. Shelton is President of the New York Intraocular Lens Implant Society and has served as an officer of several professional organizations. He is on the Board of Governors of the American College of Legal Medicine and was a founding director, as well as past Chairman and past President, of ConnectiCare, one of the State's largest HMO's.

Employees

         As of March 1, 2001, we had twelve full-time employees, including three in sales and marketing, and nine in customer service and administration.

Item 2.  Description of Property.

         Our executive offices, which consist of approximately 4,400 square feet, are located in Tampa, Florida. Our lease expires on July 31, 2003 and provides for a current annual rental rate of $107,460.

Item 3.  Legal Proceedings.

         We are not a party in any litigation, that if adversely determined, would have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

Item 5. Market Price of And Dividends on The Registrant's Common Equity And Other Shareholder Matters.

Market Information

         Our class A common stock is traded on the OTC Bulletin Board under the symbol "EYCR." Set forth below are the high and low bid and asked prices for our class A common stock on the OTC Bulletin Board for each quarter since the beginning of 1999. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                Bid Price                         Asked Price
                                                          --------------------               --------------------
       Quarter Ended                                      High          Low                  High          Low
       -------------                                      ----          ---                  ----          ---
March 31, 1999 .................................          2.1250        0.7500               2.3750        0.8125
June 30, 1999 ..................................          1.0625        0.5000               1.1250        0.5000
September 30, 1999 .............................          0.7300        0.2500               0.8125        0.4000
December 31, 1999 ..............................          1.0625        0.2500               1.1875        0.3400
March 31, 2000 .................................          1.3750        0.6250               1.4375        0.8750
June 30, 2000 ..................................          0.7500        0.3125               1.1250        0.3125
September 30, 2000 .............................          0.5000        0.1800               0.5000        0.2500
December 31, 2000 ..............................          0.5300        0.1875               0.4375        0.1250

         On March 1, 2001 the closing bid price of one share of our class A common stock on the OTC Bulletin Board was $0.1875.

         As of December 31, 2000 there were 234 holders of record of our class A common stock.

Dividends

         The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements and financial condition. We have never paid any dividends on our class A common stock and we do not anticipate paying such dividends in the foreseeable future. We intend to retain earnings, if any, to finance our operations.

Sales of Unregistered Securities

         During 2000, we sold the following securities in transactions that were not registered under the Securities Act.

         1. In 2000, we sold an aggregate of 1,370,572 shares of class A common stock to 29 accredited investors for a total purchase price of $599,625 ($0.4375 per share).

         2. In 2000, we sold an aggregate 550 shares of series A convertible preferred stock to 6 accredited investors for a total purchase price of $550,000 ($1,000 per share). Each share of series A convertible preferred stock is convertible into 2,000 shares of class A common stock.

         3. In May 2000, we sold an aggregate 685,715 shares of series B convertible preferred stock to 3 accredited investors for a total purchase price of $300,000 ($0.4375 per share). Each share of series B convertible preferred is convertible into one share of class A common stock.

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

Sales. Memberships in the Company's program are sold primarily through independent agents and employee benefit consulting firms either directly to the employer, or to the employees through the employer's open enrollment process for benefits. Some sales are made by the Company soliciting enrollments of members of affinity groups with whom the Company has made arrangements to do so. Other sales are made by other companies that market multi-discount cards (such as combining dental and prescription with vision) to the general public, employers and affinity groups. Sales for the year ended December 31, 2000, of $481,436 were nearly $114,000 less than the $595,613 recorded during the same time period in 1999. This decrease was primarily due to a general decline in retail sales partially offset by increased sales by private label marketers.

Selling, General and Administrative Expenses. The major components of selling, general and administrative expenses (G&A) are payroll, commissions, business travel, postage and printing, and professional/consulting fees. G&A expenses of $2,397,188 were approximately $56,000 lower than the $2,453,855 for the year ended December 31, 1999. A $216,000 decline in commission expenses was partially offset by a $28,000 increase in payroll and related expenses, a $69,000 increase in professional/consulting fees, a $15,000 increase in telephone expenses and a $20,000 charge associated with the amortization of Deferred Financing Costs of issuing warrants.

Commissions declined by approximately $216,000 from $278,606 in 1999 to $62,539 in 2000, because of reduced sales in 2000, and the restructuring of commissions.

Telephone expenses increased by nearly $15,000 to $56,405 in 2000 because allowed credits were used to offset 1999 charges.

Consulting/professional expenses increased from $368,235 in 1999 to $437,253 in 2000, an increase of about $69,000, mainly because of an increase in legal activity including costs associated with filings with the Securities and Exchange documents and fees incurred in determining the license requirements, if any, in certain states.

Payroll and employee expenses increased by $28,000 to $1,053,536 in the year 2000 primarily because of the increased costs of medical benefits.

Business travel and postage and printing expenses were nearly the same level in 2000 as in 1999.

Interest Income. Interest income for 2000 of $925 was about $10,000 lower than the interest earned in 1999. We maintained a cash balance significantly higher in 1999 than in 2000 and we were thus able to invest more principal in interest bearing securities.

Interest Expense. During 2000, interest expense of $4,875 was nearly the same as in 1999.

Depreciation and Amortization Expense. Since no major depreciable assets were added during 2000, depreciation and amortization expense of $28,733 was about $3,000 lower than in 1999.

Change in Accounting Principle. Effective January 1, 1999, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that certain costs of start-up activities and organization costs be expensed as incurred rather than capitalized and amortized under previous accounting principles. The cumulative effect of the change on net income was $749,433, net of taxes in the amount of $0, since we had loss carryforwards.

Liquidity and Capital Resources

         Since inception, our expenses have consistently exceeded our revenues. Operations have primarily been funded from the issuance of debt and equity securities aggregating approximately $8.2 million. All debt and related interest, except for $93,000 of debt, was converted into equity in 1997 at a conversion rate of $1.00 per share of common stock; there was no gain or loss on the conversion. We used cash for operating activities of approximately $1.5 million and $1.4 million in 2000 and 1999, respectively, primarily for payroll, business travel and professional/consulting fees.

         We invested $2,472 in 1999 to acquire computers and office furniture. No investments were made in 2000. During 2000 and 1999 we raised $1,366,872 and $894,500, respectively, through financing activities, primarily the sale of common stock at a price of $1 per share in 1999 and $0.4375 in 2000.

Going Concern

         Note F to the audited financial statements expresses the uncertainty of our ability to continue as a going concern and Note G entitled "Subsequent Events" further addresses the issue and, in management's opinion, should significantly alleviate this concern. Since the end of the year, the Company has received a Letter of Intent from a placement agent for the private placement of $2.5 million of equity in the Company. Management believes this event eliminates much of the uncertainty of the Company as a going concern.

Forward-Looking Statements

         This report includes forward-looking statements that are not based upon historical facts. These statements, which discuss future expectations, estimate the happening of future events, or our results of operations or financial condition for future periods, can be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "intend," "anticipate," "estimate" "continue," or similar words. These forward-looking statements are subject to certain uncertainties, and there are important factors that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Item 7.  Financial Statements.

         The financial statements follow Item 13 of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following is a list of our directors and executive officers:

      Name                       Age              Position
      ----                       ---              --------
Clark A. Marcus                  58      Chairman, President, Chief Executive
                                         Officer and Director

James L. Koenig                  54      Senior Vice President, Chief Financial
                                         Officer, Secretary and Director

Richard Abrahamson, M.D.         39      Director

William H. Koch, M.D.            60      Director

Robert Veligdan, M.D.            51      Director

Sharon Kay Ray                   42      Director

John A. Schild                   61      Director

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

Robert Veligdan, D.M.D. has been a member of our Board of Directors since May 1994. He has been a Professor and Instructor at Columbia University since 1977 and lectures on numerous topics relative to dentistry. He is also a staff member at Columbia University Hospital. He has operated a private dentistry practice since 1975. Dr. Veligdan is a member of numerous professional associations including the American Dental Association, the staff of Columbia University S.D.O.S., Academy of Oral Rehabilitation, Academy of General Dentistry and the International Congress of Oral Implantologists.

Sharon Kay Ray, one of our founders, has been a member of our Board of Directors since inception. Since March 1989, she has served as regional marketing representative for Novo Nordis Pharmaceuticals, a multi-national pharmaceutical company, and as a special marketing consultant for a number of public and non-public corporations.

John A. Schild has been a member of our Board of Directors since June 2000. He has been the Director for the Work Related Benefits Program/Family Independence Administration/City of New York since 1998, and from 1991-1998 was the Site Manager.

         All our directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, and all executive officers hold office at the discretion of the Board of Directors. We do not have an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than ten percent of our class A common stock to file certain reports of ownership and changes in ownership with the SEC within specified time periods. Officers, directors and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2000.

Item 10.  Executive Compensation

The following table sets forth the compensation paid to, earned by or accrued for our Chief Executive Officer and each of our other executive officers for whom more than $100,000 was paid or accrued as compensation for the years ended December 31, 2000, 1999, and 1998 (collectively, the "Named Executive Officers"):

                              Annual Compensation

                                                                        Cash              Other
Name and Principal Position                          Year           Compensation       Compensation
---------------------------                          ----           ------------       ------------
Clark Marcus                                         2000            $180,681(3)        $66,000
       Chief Executive Officer and President         1999            $254,720           $73,333(1)
                                                     1998            $213,745           $81,241(1)
James L. Koenig                                      2000            $127,756(4)        $ 6,000
       Senior Vice President, Chief Financial        1999            $203,691(4)        $ 6,375(2)
       Officer and Secretary                         1998            $154,341           $20,200(2)

---------------------------
(1) Includes legal retainer (see Item 12. Certain Relationships and Related Transactions); auto allowance (2000 - $6,000; 1999 - $5,000; 1998 -
     $$5,390); and life insurance premiums (1999 - $4,971; 1998 - $8,563); and
     reimbursement for overnight child care expenses while out of town on business (1998 - $22,879).

(2)  Includes auto allowance (2000 - $6,000; 1999 - $5,000; 1998 - $18,000) and life insurance premiums (1999 - $1,375).

(3)  Excludes deferred compensation of $83,424 for 2000.

(4)  Excludes deferred compensation of $90,324 for 2000, and $25,000 for 1999.

Employment Agreements

         Clark Marcus serves as our Chief Executive Officer pursuant to an employment agreement which expires in September 2002. The agreement provides for a salary of $150,000 per annum, increased by an amount equal to the greater of fifteen percent (15%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus beginning at three percent (3%) of our pre-tax profits in any year that our revenues exceed $1 million and increasing up to seven percent (7%) of our pre-tax profits in any year that our revenues exceed $4 million. His base salary, net of deferred salary of $83,424, for the fiscal year ending December 31, 2000 is $180,681. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Marcus' employment is terminated within 12 months following a change in control, Mr. Marcus will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years.

         James L. Koenig serves as our Senior Vice President and Chief Financial Officer pursuant to an employment agreement which expires in February 2001. The agreement provides for a salary of $125,000 per annum, increased by an amount equal to the greater of ten percent (10%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus of three percent (3%) of our pre-tax profits in any year that our revenues exceed $1 million. His base salary, net of deferred salary of $90,324, for the fiscal year ending December 31, 2000 is $127,755. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Koenig's employment is terminated within 12 months following a change in control, Mr. Koenig will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years.

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

         The plan authorizes the issuance of incentive stock options, as defined in Section 422 (b) of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights ("SARs," and together with ISOs and NQSOS, "Options"). Consultants and directors who are not also employees are eligible for grants of only non-qualified stock options or non-qualified stock options in tandem with stock appreciation rights. The exercise price of each incentive stock option may not be less than 100% of the fair market value of the class A common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of our outstanding stock or outstanding stock of a subsidiary or parent of our company, the exercise price may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of the shares covered by incentive stock options, or incentive stock options in tandem with stock appreciation rights, granted under the plan that become exercisable by a participant in the plan for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each non-qualified stock option, or non-qualified stock option in tandem with a stock appreciation right, is determined by the Board of Directors or committee, in its discretion, but may in no event be less than 85% of the fair market value of a share of class A common stock at the time of grant.

         Subject to the provisions of the plan, the Board of Directors, or the committee, has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the type of option, the exercise period, the restrictions, if any, on the exercise of the option, the terms for payment of the exercise price and other terms and conditions. No option granted under the stock option plan shall have an expiration date later than 10 years from the date of grant, and if an incentive stock option, or a stock appreciation right in tandem with an incentive stock option, is granted to a person owning 10% or more of our outstanding stock or the outstanding stock of a subsidiary or of our parent, such incentive stock option shall not be exercisable after the expiration of five years from the date of grant. A stock appreciation right may be exercised at any time during the exercise period of the incentive stock option or non-qualified stock option with which it is granted in tandem and prior to the exercise of such incentive stock option or non-qualified stock option. Payments by holders of options upon exercise of any option may be made (as determined by the Board of Directors or the committee) in cash, by delivery of shares of common stock or such other form of payment as may be permitted under the plan.

         No options have been granted under the plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of March 1, 2001 by (i) each stockholder known by us to be a beneficial owner of more than five percent of the outstanding common stock; (ii) each executive officer whose compensation for 1999 was in excess of $100,000; and (iii) all directors and officers as a group.

                                    Amount and Nature
                                       Of Beneficial                Percentage of Common Stock
                                       Ownership(1)                   Beneficially Owned(2)
                                    -----------------               --------------------------

                                 Class A         Class B         As a %         As a %    As a %
                                 Common          Common          of All         of All    of All
Name                              Stock           Stock       Common Stock      Class A   Class B
----                             -------         -------      ------------      -------   -------
Clark Marcus (3)                  75,000        474,100            4.6%            *       34.4%
Eva Katzman (3)                       --        268,600(4)         2.2%            *       19.3%
Sharon Kay Ray (3)                23,000        198,200            1.8%            *       14.4%
Richard Abrahamson, MD (3)        72,740        181,800            2.1%            *       13.2%
James L. Koenig (3)               24,000        130,000            1.3%            *        9.4%
Robert G. Veligdan, DDS (3)      145,056             --            1.2%           1.4%       --
William Koch (3)                      --         25,000             *              --       1.8%
John A. Schild                        --             --             --             --        --
All officers and directors       339,796      1,009,100           11.2%           3.2%     73.2%
as a group (9 persons)

-----------------------
*        Less than 1%

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to beneficially own any shares that such person has the right to acquire within 60 days after March 1, 2001.

(2) Calculated as a percentage of the total number of shares of common stock issued and outstanding without respect to voting power. Each share of class B common stock is entitled to five votes per share, as compared to one vote per share of class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 1, 2001, any shares, which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person. As of March 1, 2001, we had 10,620,767 shares of class A common stock outstanding and 1,377,700 shares of class B common stock outstanding, or a total of 11,998,467 shares of common stock outstanding.

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

Item 12. Certain Relationships and Related Transactions.

         We pay Clark Marcus, our President and Chief Executive Officer, a retainer of $5,000 per month for legal services.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No. Exhibit
3.1*        Certificate of Incorporation, as amended.
3.2*        By-laws.
3.3**       Certificate of Designation for Series A Convertible Preferred Stock.
10.1**      1997 Stock Option Plan.
10.2*       Employment Agreement with Clark Marcus.
10.3*       Employment Agreement with James L. Koenig.
10.4**      Provider Agreement - Ophthalmologist
10.5**      Provider Agreement - Optometrist/Optician/Optical Outlet
10.6**      Marketing Brochure
10.7**      Membership Enrollment Form
21.1*       Subsidiaries.
----------
* Incorporated by reference to our Registration Statement on Form 10-SB filed on November 1, 1999.
** Incorporated by reference to our Form 10KSB, Amendment No. 2, for the year
   1999.
(b)  Reports on Form 8-K.

     None

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 18, 2001


EYE CARE INTERNATIONAL, INC.


By:  /s/    Clark A. Marcus                               By: /s/    James L. Koenig
     ------------------------------------------               --------------------------------------------
     Clark A. Marcus                                          James L. Koenig
     President and Chief Executive Officer                    Senior Vice President and
     (Principal Executive Officer)                            Chief Financial Officer
                                                              (Principal Financial and Accounting
                                                              Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 30, 2001 in the capacities indicated.

         Signature                                        Title
         ---------                                        -----
 /s/     Clark A. Marcus                                  Chief Executive Officer, President and a
-----------------------------------------------
         Clark A. Marcus                                  Director (Principal Executive Officer)



 /s/     James L. Koenig                                  Senior Vice President and Chief Financial
-----------------------------------------------
         James L. Koenig                                  Officer and a Director (Principal Financial
                                                          and Accounting Officer)


 /s/     Richard A. Abrahamson, M.D.                      Director
-----------------------------------------------
         Richard A. Abrahamson, M.D.


 /s/     William Koch, M.D.                               Director
-----------------------------------------------
         William Koch, M.D.


 /s/     Robert Veligdan, M.D.                            Director
-----------------------------------------------
         Robert Veligdan, M.D.


 /s/     Sharon Kay Ray                                   Director
-----------------------------------------------
         Sharon Kay Ray


 /s/     John A. Schild                                   Director
-----------------------------------------------
         John A. Schild

                                   PART F/S

                  Index to Consolidated Financial Statements

                                                                  Page
Independent Auditor's report                                      F-1

Consolidated balance sheet at December 31, 2000                   F-2

Consolidated statements of income and retained deficiency
    for the years ended December 31, 2000 and 1999                F-3

Consolidated statements of stockholders' deficiency for
    the years ended December 31, 2000 and 1999                    F-4

Consolidated statements of cash flows for the years ended
    December 31, 2000 and 1999                                    F-5

Notes to consolidated financial statements                        F-6

                         PHILIP J. ELENIDIS & COMPANY
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Eye Care International, Inc.
Tampa, Florida

     We have audited the accompanying consolidated balance sheet of Eye Care International, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of income and retained earnings, changes in common equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye Care International, Inc. and Subsidiary as of December 31, 2000 and December 31, 1999 and the results of its operations, changes in common equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note F and Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yonkers, New York                             /s/  Philip J. Elenidis & Company
May 9, 2001


984 North Broadway                                       Phone:  (914) 965-1002
Yonkers, New York 10701                                  Fax:    (914) 965-8214

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                            ASSETS

                                                   December 31, 2000
                                                   -----------------
Current assets
     Cash                                          $        5,515
     Accounts receivable                                   99,838
     Miscellaneous receivables and
       advances                                           329,877
                                                   --------------

                                                   $      435,230
Fixed assets - net of accumulated
     depreciation                                          31,583

Other assets
     Organization expense - net of
       accumulated amortization                                --
                                                   --------------

           Total assets                            $      466,813
                                                   ==============

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accrued expenses and taxes payable            $    1,076,754
     Deferred revenue                                     319,247
     Notes payable                                         93,000
                                                   --------------

                                                   $    1,489,001
                                                   --------------
Stockholders' deficiency
     Capital stock
     - 30,000,000 shares of $.001 par
         value common stock authorized:
         11,360,893 shares issued and outstanding          11,361
     - 10,000,000 shares of $.001 par
         value preferred stock authorized:
         745 Series A shares issued                             1
         685,715 Series B issued                              686
     Paid in capital                                    8,121,031
     Retained deficiency                               (9,155,267)
                                                   --------------

                                                   $   (1,022,188)
                                                   --------------
           Total liabilities and
              stockholders' deficiency             $      466,813
                                                   ==============

The accompanying auditor's report and notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                For the Years ended December 31,
                                                   2000                  1999
                                                   ----                  ----
Revenue
     Membership fees                           $      481,436        $     595,613
     Interest                                             926               11,463
                                               --------------        -------------

                                               $      482,362        $     607,076
General and administrative expenses                 2,397,188            2,453,855
Interest                                                4,875                4,699
Depreciation and amortization                          28,733               31,739
                                               --------------        -------------

                                                    2,430,796            2,490,293
                                               --------------        -------------

Loss from operations                               (1,948,434)          (1,883,217)

Cumulative effect of accounting
   change to adopt SOP 98-5                                --             (749,433)
                                               --------------        -------------

Net loss                                       $   (1,948,434)       $  (2,632,650)
                                               ==============        =============

Loss per share                                 $        (0.19)       $       (0.30)
                                               ==============        =============


The accompanying auditor's report and notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                     Common       Preferred      Paid-in      Retained
                                      Stock        Stock        Capital      Deficiency       Total
Balance December 31, 1997
as Previously Reported              $  6,297             0    $ 3,623,990  $  (2,008,713)   $  1,621,574

Adjustment to reflect change
in Revenue Recognition Policy             --            --             --  $    (537,625)   $   (537,625)
                                                                                            ------------
Balance December 31, 1997
as restated                         $  6,297             0    $ 3,623,990  $  (2,546,338)   $  1,083,949

Net Income/(Loss)                         --            --                 $  (2,027,845)   $ (2,027,845)
Issuance of Capital Stock           $  2,207            --    $ 2,269,262             --    $  2,271,469

Balance December 31, 1998           $  8,504             0    $ 5,893,252  $  (4,574,183)   $  1,327,573

Net Income/(Loss)                         --            --             --  $  (2,632,650)   $ (2,632,650)
Issuance of Capital Stock           $    506             1    $   893,993             --    $    894,500
                                                                                            ------------

Balance December 31, 1999           $  9,010             1    $ 6,787,245  $  (7,206,833)   $   (410,577)

Net Income/(Loss)                         --            --             --  $  (1,948,434)   $ (1,948,434)
Issuance of  Capital Stock          $  2,351     $     686    $ 1,333,786             --    $  1,336,823
                                                                                            ------------

Balance December 31, 2000           $ 11,361     $     687    $ 8,121,031  $  (9,155,267)   $ (1,022,188)


The accompanying auditor's report and notes are an integral part of the financial statements.

                 EYE CARE INTERNATIIONAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Years ended December 31,
                                                                       2000                  1999
                                                                       ----                  ----
Cash flow from operating activities

   Net loss                                                       $  (1,948,434)        $ (2,632,650)

Adjustment to reconcile net income
   to net cash provided by operating activities
   Depreciation and amortization                                         28,733               31,739
   Accounting change                                                         --              749,433

Changes in operating assets and liabilities
   Decrease in accounts receivables                                      12,164               56,479
   Increase or increase in miscellaneous
      receivables and advances                                         (189,879)               8,303
   Increase or decrease in deferred revenue                             (30,150)             (62,936)
   Increase or decrease in accrued expenses
      and taxes payable                                                 623,776              428,345
                                                                  -------------         ------------

Net cash used by operating activities                                (1,503,790)          (1,421,287)

Cash flow from investing activities
   Purchase of fixed assets                                                  --               (2,472)

Cash flow from financing activities
   Proceeds from sale of capital stock                                1,336,822              894,500
   Increase in notes payable                                             43,000                   --
                                                                  -------------         ------------

Increase or decrease in cash                                      $    (123,967)        $   (529,260)

Cash - January 1,                                                       129,482              658,742
                                                                  -------------         ------------
Cash - December 31,                                               $       5,515         $    129,482
                                                                  =============         ============

Supplemental disclosures
   Interest paid                                                              0                    0
                                                                  -------------         ------------

Income taxes paid                                                             0                    0
                                                                  =============         ============


The accompanying auditor's report and notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2000 and 1999

Note A -  NATURE OF THE ORGANIZATION
          --------------------------

          Eye Care International, Inc. and Subsidiary (the Company) markets vision care benefit plans and enhancements to plans provided by others. The Company's benefit plans and plan enhancements afford its member/subscribers, and those of its plan sponsors (employers, associations, etc.) and other licensed organizations, the opportunity to obtain discounted services from its national network of ophthalmic physicians. Through contractual arrangements with others, the Company's plans also provide its member/subscribers with access to providers of eyewear and other benefits on a discounted basis.

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

Note B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          1.   Principles of Consolidation
               ---------------------------

               The consolidated financial statements include the accounts of Eye Care International, Inc. and its wholly owned subsidiary, National Vision Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

          2.   Revenue Recognition
               -------------------

               The Company sells one, two and three year memberships in its vision plan. Although, at the time of enrollment (when the Company enters the membership data into its system), the Company issues a membership kit that includes a membership card, network provider list and other material, its obligation to its members is not totally fulfilled because of the twenty-four hour customer service feature of its plan and its guarantee to save at least the cost of the membership or the Company will refund the difference. In addition, memberships can be cancelled at any time during the first thirty days of the membership. However, historically said thirty-day cancellations have been diminimus and requests for refunds equal to the difference between the cost of the card and the member's savings have been non-existent. Therefore, revenues are recognized on a straight-line basis over the membership period, beginning in the month of enrollment. Membership fees, however, can neither be determined nor estimated until reported to the Company by the selling organizations and are subject to possible subsequent audit by the Company at its option under the terms of the related agreement. Accordingly, depending upon the timeliness and accuracy of membership reports received, membership income is not recognized in the Company's financial statements until reported by the selling organization, which may be in periods later than those in which they were earned and subject to adjustment in subsequent periods. To the Company's knowledge, these reports have always been filed on a timely basis (less than two weeks after the sale by the selling organization). If reports were delayed, revenue and commissions would be understated, as would be income.

               Prior to 1998 the Company recognized revenue from membership sales at the time of enrollment because the Company believed it had substantially met all obligations set forth by regulatory revenue recognition policies. However, as discussed above, the Company does have a twenty-four hour customer service obligation, as well as the potential refund guarantees. In light of these obligations, it has been determined that revenues should have been recognized on a straight-line basis over the lives of the memberships, instead of full revenue recognition at the time of enrollment. Accordingly, financials for periods prior to 1998 have been restated. Said restatement results in a decrease in revenue, net income and retained earnings of $537,625 (net of $0 income taxes since the Company has reported losses in each year), which will be recognized in periods after 1997. This amount has been debited to 1998 beginning retained deficiency. In addition, the effect (net of $0 income taxes) on revenue, net income and, thus, retained deficiency for 1999 and 2000 are increases of $62,936 and $30,148 respectively, with no effect on earnings per share for 1999 or 2000.

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

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2000 and 1999

Note B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
          ------------------------------------------

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

          5.   Stock Warrants
               --------------

               The Company issued 400,000 warrants in 1999 to an individual as an incentive to sign a spokesperson contract for future services. These warrants have an exercise price of $1.50 per share and expire in 2001. No compensation expense was recorded because the fair value of the warrants on the date of issuance was less than the exercise price.

               During the year 2000, the Company issued 2,615,572 warrants for the purchase of common stock. The exercise price of these warrants is $0.50 per share of common stock and the warrants expire in 2005.

               The fair value of the above warrants at their grant date was zero. The estimated fair value of each warrant granted is calculated using the Black Scholes option pricing model. The following summarizes the assumptions used in the model:

                                                           2000
                                                           ----

                    Risk-free interest rate                5.08% - 5.77%
                    Expected years until exercise          4.72
                    Expected dividend yield                   0
                    Estimated fair market value of
                      underlying stock                    $0.35


               The following is a summary of stock warrant activity during the years 2000 and 1999:


                                                                                  Weighted
                                                                                   Average
                                                                    Number        Exercise
                                                                   Of Shares        Price
                                                                   ---------     -----------
                    Warrants outstanding
                      December 31, 1998                               82,500        $1.00
                    Warrants granted during 1999                     400,000        $1.50
                    Warrants granted in 2000                       2,615,572        $0.50
                    Warrants expired in 1999 and 2000                      0
                    Warrants forfeited during 1999 and 2000                0
                    Warrants exercised during 1999 and 2000                0
                                                                   ---------
                    Warrants granted and outstanding
                      December 31, 2000                            3,098,072        $0.73


               The following table summarizes the status of warrants outstanding at December 31, 2000:

                                                                                  Weighted
                                                                                   Average
                                                                                  Remaining
                                                    Exercise        Number       Contractual
                                                     Price         Of Shares        Life
                                                    --------       ---------     -----------
                    1996 Stock Warrants              $1.00            32,500     0.34 years
                    1997 Stock Warrants              $1.00            50,000     1.33 years
                    1999 Stock Warrants              $1.50           400,000     0.41 years
                    2000 Stock Warrants              $0.50         2,615,572     4.72 years
                                                                   ---------
                                                                   3,098,072

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2000 and 1999

Note B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
          ------------------------------------------

          5.   Stock Warrants (continued)
               --------------

               As of December 31, 2000, the Company had reserved 3,098,072 shares of common stock for issuance under stock warrants issued in 1996, 1997, 1999 and 2000.

          6.   Preferred Stock
               ---------------

               In late 1999, the Company issued 495 shares of Series A convertible preferred stock at a price of $1,000 per share. In early 2000, the Company issued an additional 550 shares of Series A convertible preferred stock. Each share of Series A preferred stock is convertible into 2,000 shares of common stock and has a liquidation preference of $1,000 per share. The Company has the right to redeem shares of Series A convertible preferred stock on the third anniversary of the date shares of Series A convertible preferred stock were first issued at a redemption price of $1,200 per share.

               In May 2000, the Company issued 685,714 shares of Series B convertible preferred stock at a price of $0.4375 per share. Each share is convertible into one share of common stock. This stock has no liquidation preference nor redemption features.

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

          8.   Loss Per Share
               --------------

               Loss per share is calculated by dividing net income by the average weighted number of shares outstanding for the period. Average weighted number of shares used to calculate loss per share for 2000 and 1999 were 10,127,068 shares and 8,905,929 shares, respectively. Since the Company shows a loss per share for each of the periods presented, no diluted loss per share calculations have been presented. Showing the effect of including the outstanding warrants in the loss per share calculation would have an anti-dilution effect and would be misleading.

          9.   Comprehensive Income
               --------------------

               SFAS 130 requires a company to disclose Comprehensive Income, if any, in its financial statements. Comprehensive Income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Since the Company had no such transaction, the Company's net loss and comprehensive net loss are the same.

Note C -  NOTES PAYABLE
          -------------

          The Company is indebted to two stockholders in the amount of $93,000. The monies bear interest at the rate of 8% and are payable upon demand.

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

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2000 and 1999

Note E -  COMMITMENTS AND CONTINGENCIES
          -----------------------------

          The Company leases its present offices under an operating lease expiring on July 31, 2003 with an option to renew for one year. Rent expense for the years 2000 and 1999 amounted to $98,922 and $87,576 respectively. Future minimum rental commitments at December 31, 2000 are as follows:

                         2001                     $  96,523
                         2002                       100,992
                         2003                        42,855
                                                  ---------
                                                  $ 240,370

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

Note G -  SUBSEQUENT EVENTS
          -----------------

          On April 3, 2001 the Company entered into an agreement with Thomas Fletcher & Company, Inc., a New York based underwriter, to act as the Company's authorized agent for the sole purpose of increasing the permanent capitalization of the Company through the private placement of securities, to be issued by the Company, on terms and conditions that are mutually satisfactory.

          The agreement states that the authorized agents, as soon as practicable, will arrange for approximately two and one-half million dollars ($2,500,000) of additional funds to the Company through the issuance by the Company, of the following: (a) $2,000,000 principal amount of promissory notes, (b) 1,000,000 shares of common stock, and
          (c) 500,000 common stock purchase warrants; to be offered to accredited investors in the form of units with each unit comprising a $20,000 principal amount of promissory note, 10,000 shares of common stock and 5,000 common stock purchase warrants at an offering price of $25,000 per unit.

                                 EXHIBIT INDEX

Exhibit No.  Exhibit

3.1*         Certificate of Incorporation, as amended
3.2*         By-laws
3.3**        Certificate of Designation for Series A Convertible Preferred Stock
10.1**       1997 Stock Option Plan
10.2*        Employment Agreement with Clark Marcus
10.3*        Employment Agreement with James L. Koenig
10.4**       Provider Agreement - Ophthalmologist
10.5**       Provider Agreement - Optometrist/Opticians/Optical Outlets
10.6**       Marketing Brochure
10.7**       Membership Enrollment Form
21.1*        Subsidiaries

---------

* Incorporated by reference to our Registration Statement on Form 10-SB filed on November 1, 1999.
** Incorporated by reference to our Form 10KSB, Amendment No. 2, for the year 1999.