Form 10QSB
period 2001-03-31
EYE CARE INTERNATIONAL INC
filed 2001-05-18
CIK 949394

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB

(Mark One)
/X/     Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2001

/_/     Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ______ to ____________


Commission file number 0-27889



                         EYE CARE INTERNATIONAL, INC.
                         ----------------------------

                     Delaware                            59-3206480
                     ---------                           ----------

           (State or Other Jurisdiction of             (IRS Employer
            Incorporation or Organization)          Identification No.)


      1511 North Westshore Boulevard, Suite 925
                   Tampa, Florida                          33607
      (Address of principal executive offices)          (Zip Code)


                                (813) 289-5552
                (Issuer's Telephone Number Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No
    -         ___


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court.
  Yes          No
     _____       _____


                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2001, the issuer had 12,870,620 shares of common stock, $.001 par value Outstanding.

                         EYE CARE INTERNATIONAL, INC.
                                     Index

                                                                            Page
                                                                            ----

Part I.  Financial Information ........................................        1

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 2001 ..................        2

         Consolidated Statements of Income - Three Months Ended
          March 31, 2001 and 2000 .....................................        3

         Consolidated Statements of Stockholders' Deficiency ..........        4

         Consolidated Statements of Cash Flows - Three Months
          Months Ended March 31, 2001 and 2000 ........................        5

         Notes to Consolidated Financial Statements - March 31, 2001 ..        6

Item 2.  Management's Discussion and Analysis or Plan of Operation ....       10

Part II. Other Information ............................................       10

Item 2.  Changes in Securities ........................................       11

Item 6.  Exhibits and Reports on Form 8-K .............................       11

Signatures ............................................................       12

                         PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly the results for the three months ended March 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Eye Care International, Inc.'s annual report on Form 10KSB for the year ended December 31, 2000.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET



                                    ASSETS



                                                       March 31, 2001
                                                       --------------
                                                         (Unaudited)
Current assets
  Cash                                                 $     99,789
  Accounts receivable                                        40,668
  Miscellaneous receivables and
   advances                                                 404,973


                                                       $    545,430
Fixed assets - net of accumulated
  depreciation                                               24,812
                                                       ------------

      Total asssets                                    $    570,242
                                                       ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accrued expenses and taxes payable                   $  1,205,342
  Deferred revenue                                          333,849
  Notes payable                                              93,000
                                                       ------------

                                                       $  1,632,191
                                                       ------------
Stockholders' deficiency
  Capital stock
  - 30,000,000 shares of $.001 par
     value common stock authorized:
     12,676,350 shares issued and outstanding                12,676
  - 10,000,000 shares of $.001 par
     value preferred stock authorized:
     745 Series A shares issued                                   1
     685,715 Series B issued                                    686
  Paid in capital                                         8,575,715
  Retained deficiency                                    (9,651,027)
                                                       ------------

                                                       $ (1,061,949)
                                                       ------------
      Total liabilities and
       stockholders' deficiency                        $    570,242
                                                       ============


   The accompanying auditor's report and notes are an integral part of these financial statements.

                 EYE CARE INTERNATIIONAL, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME


                                       For the Quarter Ended March 31,
                                             2001            2000
                                             ----            ----

                                                 (Unaudited)
Revenue
  Membership fees                        $     98,134    $  133,470
  Interest                                         --           170
                                         ------------    ----------
                                         $     98,134    $  133,640

General and administrative expenses           585,723       626,315
Interest                                        1,400         1,000
Depreciation and amortization                   6,771         7,361
                                         ------------    ----------
                                              593,894       634,676
                                         ------------    ----------
Net loss                                 $   (495,760)   $ (501,036)
                                         ============    ==========
Average common shares outstanding          11,548,186     9,041,971
                                         ============    ==========
Loss per share                           $     ( 0.04)   $   ( 0.06)
                                         ============    ==========


   The accompanying auditor's report and notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  (Unaudited)

                                   Common            Preferred    Paid-in           Retained
                                   Stock             Stock        Capital           Deficiency            Total
Balance December 31, 1999          $ 9,010                1       $6, 787,245       $(7,206,833)          $  (410,577)

Net Income/(Loss)                       --               --                --       $(1,948,434)          $(1,948,434)
Issuance of Capital Stock          $ 2,351           $  686       $1, 333,786                --           $ 1,336,823
                                                                                                          -----------

Balance December 31, 2000          $11,361           $  687       $8, 121,031       $(9,155,267)          $(1,022,188)

Net Income/(Loss)                       --               --                --       $  (495,760)          $  (495,760)
Issuance of Capital Stock          $ 1,315           $   --       $   454,684       $                     $   455,999
                                                                                             --           -----------
Balance March 31,2001              $12,676           $  687       $8, 575,715       $(9,651,027)          $(1,061,949)

The accompanying auditor's report and notes are an integral part of the financial statements.

                 EYE CARE INTERNATIIONAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Quarter Ended March 31,
                                                       2001         2000
                                                       ----         ----
                                                           (Unaudited)
Cash flow from operating activities

 Net loss                                            $(495,760)   $(501,036)

Adjustment to reconcile net income
 to net cash provided by operating activities
 Depreciation and amortization                           6,771        7,361

Changes in operating assets and liabilities
 Decrease in accounts receivables                        9,796      (42,929)
 Increase or increase in miscellaneous
   receivables and advances                            (25,722)     (25,607)
 Increase or decrease in deferred revenue               14,602       (1,111)
 Increase or decrease in accrued expenses
   and taxes payable                                   128,587      102,854
                                                     ---------   ----------
Net cash used by operating activities                 (361,726)    (460,468)

Cash flow from investing activities
 Purchase of fixed assets                                   --           --

Cash flow from financing activities
 Proceeds from sale of capital stock                   456,000      524,250
                                                     ---------   ----------
Increase or decrease in cash                         $  94,274    $  63,782

Cash - January 1,                                        5,515      129,482
                                                     ---------   ----------
Cash - December 31,                                  $  99,789    $ 193,264
                                                     =========    =========
Supplemental disclosures
 Interest paid                                               0            0
                                                     ---------   ----------
Income taxes paid                                            0            0
                                                     =========   ==========

The accompanying auditor's report and notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2001 and 2000

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

          1.   Principles of Consolidation
          --------------------------------

               The consolidated financial statements include the accounts of Eye Care International, Inc. and its wholly owned subsidiary, National Vision Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

          2.   Revenue Recognition
          ------------------------

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



          3.   Fixed Assets and Depreciation
          ----------------------------------

               Fixed assets are recorded at cost. Depreciation of fixed assets is recorded using accelerated and straight line methods over the estimated useful lives of the related assets.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2001 and 2000

Note B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
          ------------------------------------------

          4.   Income Taxes
          -----------------

               Income taxes are to be provided for the tax effects of transactions reported in the financial statements. Provisions will be made for deferred income taxes, which result from timing differences between expenses and income as reported for financial statement purposes and their deductibility or exclusion for income tax purposes, when appropriate.

          5.  Stock Warrants
          ------------------

               During the first quarter of 2000, the Company issued no warrants for the purchase of common stock. During the first quarter of 2001, the Company issued 1,154,289 warrants. The exercise price of these warrants is $0.50 per share of common stock and the warrants expire in 2006.

               The fair value of the above warrants at their grant date was zero. The estimated fair value of each warrant granted is calculated using the Black Scholes option pricing model. The following summarizes the assumptions used in the model:

                                                            2001
                                                            ----

                    Expected years until exercise            4.4
                    Expected dividend yield                    0
                    Estimated fair market value of
                      underlying stock                     $0.17


               The following is a summary of stock warrant activity during the years 2001 and 2000:

                                                                   Weighted
                                                                    Average
                                                         Number    Exercise
                                                        Of Shares    Price
                                                        ---------  ---------

                    Warrants outstanding
                     December 31, 2000                  3,098,072   $0.64
                    Warrants granted                    1,154,289   $0.50
                    Warrants forfeited                   (422,500)  $1.47
                                                        ---------

                    Warrants granted and outstanding
                     March 31, 2001                     3,829,861   $0.51


         The following table summarizes the status of warrants outstanding at March 31, 2001:

                                                                     Weighted
                                                                     Average
                                                                    Remaining
                                             Exercise     Number   Contractual
                                              Price     Of Shares     Life
                                             --------   ---------  -----------

                    1996 Stock Warrants        $1.00       10,000  0.45 years
                    1997 Stock Warrants        $1.00       50,000  1.08 years
                    2000 Stock Warrants        $0.50    2,615,572  4.31 years
                    2001 Stock Warrants        $0.50    1,154,289  4.91 years
                                                        ---------
                                                        3,829,861
                                                        =========

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2001 and 2000

Note B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
          ------------------------------------------

          5.   Stock Warrants (continued)
               --------------

               As of March 31, 2001, the Company had reserved 3,829,861 shares of common stock for issuance under stock warrants issued and outstanding.

          6.   Preferred Stock
          --------------------

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


          7.   Loss Per Share
          -------------------

               Loss per share is calculated by dividing net income by the average weighted number of shares outstanding for the period. Average weighted number of shares used to calculate loss per share for the first quarter of 2001 and 2000 were 11,548,186 shares and 9,041,971 shares, respectively. Since the Company shows a loss per share for each of the periods presented, no diluted loss per share calculations have been presented. Showing the effect of including the outstanding warrants in the loss per share calculation would have an anti-dilution effect and would be misleading.

          8.   Comprehensive Income
               --------------------

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

                            March 31, 2001 and 2000

Note E -  COMMITMENTS AND CONTINGENCIES
          -----------------------------

          The Company leases its present offices under an operating lease expiring on July 31, 2003 with an option to renew for one year. Rent expense for the years 2000 and 1999 amounted to $98,922 and $87,576 respectively. Future minimum rental commitments at December 31, 2000 are as follows:

                          2001    $ 96,523
                          2002     100,992
                          2003      42,855
                                  --------
                                  $240,370
                                  ========

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


Note G -  SUBSEQUENT EVENTS
          -----------------

          On April 3, 2001, the Company entered into an agreement with Thomas Fletcher & Company, Inc., a New York based placement agent, to act as the Company's authorized agent for the sole purpose of increasing the permanent capitalization of the Company through the private placement of securities, to be issued by the Company, on terms and conditions that are mutually satisfactorily.

          The agreement states that the authorized agent, as soon as practicable, will arrange for approximately two and one-half million dollars ($2,500,000) of additional funds to the Company through the issuance, by the Company, of the following: (a) $2,000,000 principal amount of promissory notes, (b) 1,000,000 shares of common stock, and
          (c) 500,000 common stock purchase warrants; to be offered to accredited investors in the form of units with each unit comprising of a $20,000 principal amount of promissory note, 10,000 shares of common stock and 5,000 common stock purchase warrants at an offering price of $25,000 per unit.

                         EYE CARE INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION


Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Three Months ended March 31, 2001 Compared to Three Months ended March 31, 2000.

Sales. Sales for the three months ended March 31, 2001 of $98,134 were about $35,000 less than the $133,470 recorded for the same period in 2000. This decrease was primarily due to the timing of revenue recognition as discussed in Note B.2, and the loss of a retail customer.

Selling, General and Administrative Expenses. The major components of Selling, General and Administrative expenses (G&A) are payroll, Commissions, Business travel, postage & printing, and professional/consulting fees. G&A expenses of $585,723 were approximately $41,000 less than the $626,315 for the same period last year. While all other expenses remained relatively level for the comparative periods, business travel declined by nearly $40,000 as the company made a concerted effort to reduce such costs.

Interest Expense. Interest expense for the three months ended March 31, 2001 were only slightly higher than the comparative period for 2000 because of the increase in notes payable.

Depreciation and Amortization Expense. Since no major additions were made to depreciable assets in 2000 and year to date March 31, 2001, depreciation declined slightly due to some of the depreciable assets being fully depreciated.

Liquidity and Capital Resources

Since inception, the Company's expenses have consistently exceeded revenues. Operations have primarily been funded from the issuance of debt and equity securities.

The Company used cash in its operating activities totaling nearly $.4 million and $.5 million during the first three months of 2001 and 2000, respectively, primarily for payroll, professional fees and contract labor. The Company did not acquire any fixed assets during these periods.

During the first three months of 2001and 2000, the Company raised nearly $.5 million through financing activities, primarily the sale of common stock in 2001 and the sale of preferred and common stock in 2000. In the first quarter of 2001, the Company issued 1,315,431 shares of common stock. The Company issued 550 shares of Series A convertible preferred stock at a price of $1,000 per share during the first quarter of 2000. Each of these preferred shares may be converted into 2,000 shares of common stock.

Going Concern

Notes F to the audited financial statements expresses the uncertainty of the Company's ability to continue as a going concern and Note G entitled "Subsequent Events" further addresses the issue and in management's opinion, should significantly alleviate this concern. Since the end of the year, the Company has received a Letter of Intent from a placement agent for the private placement of $2.5 million of equity in the Company. Management believes this event eliminates much of the uncertainty of the Company as a going concern.

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

                                    PART II


Item 2.  Changes in Securities

During the first quarter of 2001, the Company issued an aggregate of 1,315,431 shares of common stock to accredited investors. The issue price for shares sold was $.4375 per share.

During the first quarter of 2000, the Company sold an aggregate of 550 shares of Series A Convertible Preferred Stock to accredited investors for a total purchase price of $550,000 ($1,000 per share). Each share may be converted into 2,000 shares of common stock.

These transactions were exempt from the registration requirements of the Securities Act under Section 4 (2) of the Securities Act and Rule 506 of Registration D. There were underwriter fees involved in these transactions, but no underwriting discounts paid in connection with these transactions. The purchasers in each transaction represented their intention to acquire the securities for investment only and not with a view to or offer for sale ion connection with any distribution of the securities and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in these transactions had adequate access to information about the Company and were sophisticated investors.

Exhibit 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 None

            (b)  Reports on Form 8-K

                 None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    EYE CARE INTERNATIONAL, INC.

      Date:  May 18, 2001
                                                         by: /s/ James L. Koenig
                                        ----------------------------------------
                                        James L. Koenig, Chief Financial Officer