Form 10QSB
period 2001-06-30
EYE CARE INTERNATIONAL INC
filed 2001-09-14
CIK 949394

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB


(Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

/_/ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______ to ____________


Commission file number 0-27889


                         EYE CARE INTERNATIONAL, INC.
                         ---------------------------

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No _____
    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court.
Yes _____   No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 1, 2001, the issuer had outstanding 13,122,060 shares of common stock, $.001 par value.

                         EYE CARE INTERNATIONAL, INC.
                                     Index

                                                                          Page
                                                                          ----
Part I.   Financial Information..........................................    3

Item 1.   Consolidated Financial Statements (Unaudited)..................    3

                  Consolidated Balance Sheet - June 30, 2001.............   24

                  Consolidated Statements of Income - Year To Date and
                    Three Months Ended June 30, 2001 and 2000............    5

                  Consolidated Statements of Stockholders' Deficiency....    6

                  Consolidated Statements of Cash Flows - Year To Date
                    and Three Months Ended June 30, 2001 and 2000  ......    7

                  Notes to Consolidated Financial Statements -
                    June 30, 2001........................................    8

Item 2.   Management's Discussion and Analysis or Plan of Operation......   12

Part II.  Other Information..............................................   15

Item 2.   Changes in Securities..........................................   15

Item 6.   Exhibits and Reports on Form 8-K...............................   15

Signatures...............................................................   16

                         EYE CARE INTERNATIONAL, INC.

                         PART I FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly the results for the three months and six months ended June 30, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Eye Care International, Inc.'s annual report on Form 10-KSB for the year ended December 31, 2000.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET


                                    ASSETS


                                                                June 30, 2001
                                                                -------------
                                                                  (Unaudited)
Current assets
     Cash                                                      $        1,037
     Accounts receivable                                               36,039
     Miscellaneous receivables and
       advances                                                       439,980
                                                               --------------

                                                               $      477,056
Fixed assets - net of accumulated
     depreciation                                                      19,905
                                                               --------------

          Total asssets                                        $      496,961
                                                               ==============


                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accrued expenses and taxes payable                        $    1,319,326
     Deferred revenue                                                 306,146
     Notes payable                                                     81,500
                                                               --------------

                                                               $    1,706,972
                                                               --------------

Stockholders' deficiency
     Capital stock
     - 30,000,000 shares of $.001 par
         value common stock authorized:
         13,122,060 shares issued and outstanding                      13,122
     - 10,000,000 shares of $.001 par
         value preferred stock authorized:
         745 Series A shares issued                                         1
         685,715 Series B issued                                          686
     Paid in capital                                                8,770,270
     Retained deficiency                                           (9,994,089)
                                                               --------------

                                                               $   (1,210,011)
                                                               --------------

          Total liabilities and
            stockholders' deficiency                           $      496,961
                                                               ==============


The accompanying notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                         Year to Date June 30,                Quarter Ended June 30,
                                         ---------------------                ----------------------
                                           2001        2000                    2001           2000
                                           ----        ----                    ----           ----

                                                                             (Unaudited)
Revenue
    Membership fees                    $  180,193   $    227,758           $    82,059    $  94,289
    Interest                                   --            713                    --          603
                                       ----------   ------------           -----------    ---------
                                          180,193        228,471           $    82,059       94,892


General and administrative expenses     1,004,307      1,343,401               418,584      717,145
Interest                                    3,030          2,000                 1,630        1,000
Depreciation and amortization              11,678         14,721                 4,907        7,361
                                       ----------   ------------           -----------    ---------

                                        1,019,015      1,360,122               425,121      725,506
                                       ----------   ------------           -----------    ---------

Net loss                               $ (838,822)  $ (1,131,651)          $  (343,062)   $(630,614)
                                       ==========   ============           ===========    =========

Average common shares outstanding      11,967,520      9,186,971            12,766,784    9,440,304
                                       ==========   ============           ===========    =========

Loss per share                         $    (0.07)  $     (0.12)           $    ( 0.03)   $   (0.07)
                                       ==========   ============           ===========    =========

The accompanying notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  (Unaudited)

                              Common       Preferred      Paid-in      Retained
                               Stock         Stock        Capital      Deficiency       Total
Balance December 31, 2000    $    11,361   $       687   $ 8,121,031   $(9,155,267)   $(1,022,188)

Net Income/(Loss)                     --            --            --   $  (495,760)   $  (495,760)
Issuance of Capital Stock    $     1,315   $        --   $   454,684   $        --    $   455,999
                             -----------   -----------   -----------                  -----------

Balance March 31,2001        $    12,676   $       687   $ 8,575,715   $(9,651,027)   $(1,061,949)



Net Income/(Loss)                     --            --            --   $  (343,062)   $  (343,062)
Issuance of Capital Stock    $       446   $        --    $  194,554            --    $   195,000
                             -----------   -----------   -----------   -----------    -----------

Balance June 30, 2001        $    13,122   $       687   $ 8,770,269   $(9,994,089)   $(1,210,011)


The accompanying notes are an integral part of the financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year to Date June 30,       Quarter Ended June 30,
                                             ---------------------       ----------------------
                                              2001         2000           2001            2000
                                              ----         ----           ----            ----

                                                                         (Unaudited)
Cash flow from operating activities

   Net loss                                   $(838,822) $(1,131,651)   $(343,062)   $(630,614)

Adjustment to reconcile net income
   to net cash provided by operating
   activities
   Depreciation and amortization                 11,678       14,721        4,907        7,361

Changes in operating assets and liabilities
   Decrease in accounts receivables              14,425      (25,239)       4,629       17,690
Increase or decrease in miscellaneous
      receivables and advances                  (60,730)     (50,519)     (35,008)     (24,911)
   Increase or decrease in deferred revenue     (13,101)      (8,549)     (27,703)      (7,439)
Increase or decrease in accrued expenses
      and taxes payable                         242,572      307,766      113,985      204,911
                                              ---------    ---------    ---------    ---------

Net cash used by operating activities          (643,978)    (893,471)    (282,252)    (433,002)

Cash flow from investing activities
   Purchase of fixed assets                          --           --           --           --

Cash flow from financing activities
   Payment of Notes                             (11,500)          --      (11,500)          --
   Proceeds from sale of capital stock          651,000      777,375      195,000      253,125
                                              ---------    ---------    ---------    ---------

Increase or decrease in cash                     (4,478)    (116,096)   $ (98,752)   $(179,877)

Cash - January 1,                                 5,515      129,482       99,789      193,263
                                              ---------    ---------    ---------    ---------
Cash - June 30,                               $   1,037    $  13,386    $   1,037    $  13,386
                                              =========    =========    =========    =========

Supplemental disclosures
   Interest paid                              $       0    $       0    $       0    $       0
                                              ---------    ---------    ---------    ---------

Income taxes paid                             $       0    $       0    $       0    $       0
                                              =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001 and 2000

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

                            June 30, 2001 and 2000

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

          5.   Stock Warrants
               --------------

               During the first six months of 2000, the Company issued 1,200,000 warrants for the purchase of common stock. The exercise price of these warrants is $0.50 per share of common stock, and the warrants expire in 2005. During the first six months of 2001, the Company issued 1,577,146 warrants, including 422,857 during the second quarter of 2001. The exercise price of these warrants is $0.50 per share of common stock and the warrants expire in 2006.

                The fair value of the above warrants at their grant date was zero. The estimated fair value of each warrant granted is calculated using the Black Scholes option pricing model. The following summarizes the assumptions used in the model:

                                                                  2001
                                                                  ----
                         Expected years until exercise             4.3
                         Expected dividend yield                     0
                         Estimated fair market value of
                          underlying stock                       $0.18


                The following is a summary of stock warrant activity during the years 2001 and 2000:

                                                                                        Weighted
                                                                                         Average
                                                                         Number         Exercise
                                                                       Of Shares         Price
                                                                       ---------      -----------
                         Warrants outstanding
                          December 31, 2000                            3,098,072         $0.64
                         Warrants granted                              1,577,146         $0.50
                         Warrants forfeited                             (422,500)        $1.47
                                                                      ----------

                         Warrants granted and outstanding
                          June 30, 2001                                4,252,718        $0.51

                The following table summarizes the status of warrants outstanding at June 30, 2001:

                                                                                  Weighted
                                                                                  Average
                                                                                 Remaining
                                                    Exercise         Number     Contractual
                                                     Price         Of Shares       Life
                                                   ----------      ---------    -----------
                         1996 Stock Warrants         $1.00            10,000     0.20 years
                         1997 Stock Warrants         $1.00            50,000     0.83 years
                         2000 Stock Warrants         $0.50         2,615,572     4.06 years
                         2001 Stock Warrants         $0.50         1,577,146     4.72 years
                                                                   ---------

                                                                   4,252,718
                                                                   =========

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001 and 2000

Note B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
          ------------------------------------------

          5.   Stock Warrants (continued)
               --------------

               As of June 30, 2001, the Company had reserved 4,252,718 shares of common stock for issuance under stock warrants issued and outstanding.

          6.   Preferred Stock
               ---------------

               In early 2000, the Company issued 550 shares of Series A convertible preferred stock at a price of $1,000 per share. Each share of Series A preferred stock is convertible into 2,000 shares of common stock and has a liquidation preference of $1,000 per share. The Company has the right to redeem shares of Series A convertible preferred stock on the third anniversary of the date shares of Series A convertible preferred stock were first issued at a redemption price of $1,200 per share.

               In May 2000, the Company issued 685,714 shares of Series B convertible preferred stock at a price of $0.4375 per share. Each share is convertible into one share of common stock. This stock has no liquidation preference nor redemption features.


          7.   Loss Per Share
               --------------

               Loss per share is calculated by dividing net income by the average weighted number of shares outstanding for the period. Average weighted number of shares used to calculate loss per share for the second quarter of 2001 and 2000 were 12,766,784 shares and 9,440,304 shares, respectively; and 11,967,520 shares and 9,186,971 shares, respectively for the six months ended June 30, 2001 and 2000. Since the Company shows a loss per share for each of the periods presented, no diluted loss per share calculations have been presented. Showing the effect of including the outstanding warrants in the loss per share calculation would have an anti-dilution effect and would be misleading.

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

Note C -  NOTES PAYABLE
          -------------

          The Company is indebted to two stockholders in the amount of $81,500. The monies bear interest at the rate of 8% and are payable upon demand.

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

                            June 30, 2001 and 2000

Note E -  COMMITMENTS AND CONTINGENCIES
          -----------------------------

          The Company leases its present offices under an operating lease expiring on July 31, 2003 with an option to renew for one year. Rent expense for the years 2000 and 1999 amounted to $98,922 and $87,576 respectively. Future minimum rental commitments at December 31, 2000 are as follows:

                              2001                 $   96,523
                              2002                    100,992
                              2003                     42,855
                                                   ----------

                                                   $  240,370
                                                   ==========

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

Results of Operations

Three Months ended June 30, 2001 Compared to Three Months ended June 30, 2000.

Sales. Sales for the three months ended June 30, 2001 of $82,059 were about $12,000 less than the $94,289 recorded for the same period in 2000. This decrease was primarily due to the timing of revenue recognition as discussed in Note B.2, reduced sales by two multi-discount private labelers who market our vision plan as a component of their plans, and a general reduction in retail sales.

Selling, General and Administrative Expenses. The major components of Selling, General and Administrative expenses (G&A) are payroll, commissions, business travel, postage & printing, and professional/consulting fees. G&A expenses of $418,584 were approximately $299,000 less than the $717,145 for the same period last year. All components of G&A declined, in large part, as a direct result of the company entering into the next phase of its overall marketing plan - that being the inclusion by sellers of other health care plans of the company's vision plan as their vision component. This resulted in a reduction of the company's direct marketing expenditures. Payroll declined by $38,000; contract labor by $39,000, commissions by $14,000, consulting/professional fees by $67,000, printing and postage by $52,000 and business travel declined by $80,000.

Payroll and contract labor declined because the company eliminated certain positions which were being filled by temporary help and elected not to replace certain vacated positions since the company's manpower requirements temporarily declined due to the company entering into the next phase of its marketing strategy. As this strategy develops, additional employees and temporary help will be required.

Commissions declined primarily because of reduced sales coupled with the variation in the mix of the commission structure related to the sales.

Consulting /professional fees declined primarily because of less research required regarding licensing requirement in certain states and fewer legal issues.

Printing and postage declined because of the company had sufficient inventory levels of marketing and enrollment materials to accomplish its sales. Less marketing material will be needed in the future because the company has entered into the next phase of its marketing plan as previously discussed.

Business travel declined because the company entered into the next phase of its marketing strategy. Thus the company's need to attend as many trade shows and out-of-town meetings as in the past is reduced.

Interest Expense. Interest expense for the three months ended June 30, 2001 was slightly higher than the comparative period for 2000 because of the increase in notes payable.

Depreciation and Amortization Expense. Since no major additions were made to depreciable assets in 2000 and year to date June 30, 2001, depreciation declined slightly due to some of the depreciable assets being fully depreciated.


Results of Operations

Six Months ended June 30, 2001 Compared to Six Months ended June 30, 2000.

Sales. Year-to-date sales of $180,193 were approximately $48,000 less than the $228,471 recorded for the same period in 2000. This decrease was primarily due to reduced sales by two multi-discount private-labelers that include our vision plan as a component of theirs, the loss of a retail customer and a general decrease in other retail sales, partially offset by the timing of revenue recognition as discussed in Note B.2, and the addition of two new private label multi-discount plans marketing the company's plan as a component of theirs. Although revenue on a per member basis is expected to decline as the company moves into its next phase of its overall marketing strategy, overall sales, as well as net income on a per member basis, is expected to increase.

Selling, General and Administrative Expenses. For the six months ended June 30, 2001 these expenses totaled $1,004,307, or about $340,000 less than the $1,343,401 for the same period in 2000. The major components of Selling, General and Administrative expenses

(G&A) are payroll, commissions, business travel, postage & printing, and professional/ consulting fees. All of these components declined, in large part, as a direct result of the company entering into the next phase of its overall marketing plan of being included the vision component of sellers of other health care plans.

Payroll declined nearly $19,000 from $530,731 in the first six months of 2000 to $511,889 for the same period in 2001 because the company eliminated certain positions which were being filled by temporary help and elected not to replace certain vacated positions since its manpower requirements temporarily declined due to the company entering into the next phase of it's marketing strategy. As this strategy develops, additional employees and temporary help will be needed.

Commissions declined nearly $31,000 from $81,273 in 2000 to $50,684 for the first six months of 2001 because of reduced sales and the variation in the mix of the commission structure related to the sales.

Printing and postage for the six months ended June 30, 2001 of $129,375 was nearly $76,000 less than the $107,892 for the first six months of 2000. These expenses declined because the company had sufficient inventory levels of marketing and enrollment materials to accomplish its sales. Less marketing and fulfillment material will be needed in the future because the company has entered into the next phase of its marketing strategy.

Business travel of $100,635 for the first six months of 2001 were over $121,000 less than the $221,811 for the same period in 2000. These expenses declined because the company has entered into the next phase of its marketing strategy. Thus, the company does not need to attend as many trade shows and out-of-town meetings.

Professional/consulting fees of $62,389 for the first six months of 2001 were nearly $112,000 less than the $174,277 for the same period of 2000. This reduction was the result of less legal research required regarding the licensing requirements in certain states, fewer legal issues, and less use of financial/public relations consultants..

Interest Expense. Interest expense for the six months ended June 30, 2001 was slightly higher than the comparative period for 2000 because of the increase in notes payable.

Depreciation and Amortization Expense. For the first six months of 2001 depreciation expense of $11,678 was about $3,000 less than the $14,721 for the same period in 2000 because the company made no additions to depreciable assets in the last eighteen months and because some of the existing depreciable assets have been fully depreciated.



Liquidity and Capital Resources

Since inception, the Company's expenses have consistently exceeded revenues. Operations have primarily been funded from the issuance of debt and equity securities.

The Company used cash in its operating activities totaling nearly $.7 million and $.9 million during the first six months of 2001 and 2000, respectively, primarily for payroll, professional fees and contract labor. The Company did not acquire any fixed assets during these periods.

During the first six months of 2001and 2000, the Company raised nearly $.7 million and $.8 million, respectively, through financing activities, primarily the sale of common stock in 2001 and the sale of preferred stock in 2000. In the first six months of 2001, the Company issued 1,577,146 shares of common stock at a per share price of $.4375. The Company issued 550 shares of Series A convertible preferred stock at a price of $1,000 per share during the first quarter of 2000 and 685,714 shares of Series B convertible preferred stock at a per share price of $.4375 during the second quarter of 2000. Each of the Series A preferred shares may be converted into 2,000 shares of common stock and each of the Series B preferred shares may be converted into one share of common stock.

Note F to our audited financial statements for the year ended December 31, 2000, express uncertainty as to our ability to continue as a going concern. On April 3, 2001, the Company entered into a Letter of Intent with Thomas Fletcher & Co., Inc., a New York based broker dealer, to act as the Company's placement agent for a Private Placement of $2.5 million of debt and equity in the Company. Following the execution of the Letter of Intent, counsel for the Company commenced the preparation of a Private Placement Memorandum and simultaneously undertook representation of Thomas Fletcher & Co., Inc. as its counsel in connection with a Change of Control Application being filed on behalf of Thomas Fletcher & Co., Inc. with the NASD. Thomas Fletcher & Co., Inc. concluded it's due diligence activity on the Company sometime in late May/early June 2001 and approved the contents of the Private Placement Memorandum sometime during the last week of July 2001. At the time of said approval, the Change of Control Application with the NASD had not yet been processed. Thus, the placement agent has not commenced its activities in connection with the Company's Private Placement. Although there can be no assurances when or if the Change of Control application will be approved, the Company believes Thomas Fletcher & Co., Inc.'s Change of Control Application will be processed to a successful completion.

The Company, meanwhile, has continued to aggressively pursue and substantially expand its business activities, including entering into a number of contractual arrangements relating to sales of the ECI program to other healthcare providers. As a result of these activities, the Company has already contracted in excess of $40,000 in revenues from new clients which the Company expects to receive yet in September. Further, in addition to the Company's existing customer base, the Company expects additional sales to new retail clients to exceed $100,000 during the remainder of the year and to continue to grow from there. To offset some of the financial commitments undertaken by ECI by reason of the foregoing, some of the Company's existing accredited investors have continued to financially support ECI's business activities, to the extent of nearly $200,000 since the end of the second quarter of 2001 and a commitment for another $200,000. They have also indicated their intent to continue such support pending the processing of Thomas Fletcher & Co., Inc.'s Change of Control Application and the closing of the Private Placement. This support is necessary for the Company's continuing operations. Although there can be no assurances Management has no reason to believe that support will not continue. However, if the Company is unable to obtain the private placement or maintain its financial support, it may have to curtail or suspend operations.

Going Concern

Notes F to the audited financial statements expresses the uncertainty of the Company's ability to continue as a going concern and Note G entitled "Subsequent Events" further addresses the issue and in management's opinion, should significantly alleviate this concern. Since the end of the year, the Company has received a Letter of Intent from a placement agent for the private placement of $2.5 million of equity in the Company. Although there can be no assurances, Management believes this event, coupled with the other events discussed in the Liquidity and Capital Resources section above, eliminates much of the uncertainty of the Company as a going concern.


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

                         EYE CARE INTERNATIONAL, INC.

                                    PART II


Item 2.  Changes in Securities

During the second quarter the Company issued 422,858 shares of common stock, at a price per share of $.4375, which totals 1,577,146 shares of common stock being issued during the first six months of 2001 to accredited investors, and all at a $0.4375 per share price. In addition, the Company issued to these investors five-year warrants on the basis of one warrant for each share of stock purchased. Each of these warrants may be converted into one share of common stock at an exercise price of $0.50 per share.

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


                                         EYE CARE INTERNATIONAL, INC.

Date:  September 13, 2001
                                                   by:   /s/  James L. Koenig
                                     ----------------------------------------
                                     James L. Koenig, Chief Financial Officer