Form 10KSB40/A
period 2000-12-31
EYE CARE INTERNATIONAL INC
filed 2001-11-07
CIK 949394

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 1


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

Revenues have declined each period since 1997 primary because of a reduction in the annual membership fee, the adoption by the Company of two-year and three-year memberships with significant reductions in the fee for the second and third years, and the loss of a wholesale marketer of multi-product discount plans which included the Company's vision plan. Management believes this trend will be reversed in late 2001 as contracts with new wholesalers (who have large markets for the Company's vision plan) are obtained and implemented.

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

Other assets - miscellaneous receivables and advance. This amount includes non-current advances to current and former independent agents and employees, which amounts are to be either repaid to the Company or deducted from amounts owed by the Company to the individuals. Although management has no reason to believe these amounts will not be collected or netted against amounts owed, it does review the status of the collectibility of the amounts.

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

Note F to our audited financials for the year ended December 31, 2000, expresses uncertainty as to our ability to continue as a "going concern". On April 3, 2001, the Company entered into a Letter of Intent with Thomas Fletcher & Co., Inc., a New York based securities firm, to act as the Company's placement agent for the private placement of up to $2.5 million of debt and equity. Following the execution of the Letter, counsel for the Company commenced the preparation of a private placement memorandum. Pending the closing of the private placement, sales of the Company's product and some of the Company's existing accredited investors have continued to financially support the Company's business activities. Some of the existing investors have indicated their intent to continue their support. This support is necessary for the Company's continued operations. Although there can be no assurances, management has no reason to believe that such support will not continue. However, if the Company is unable to obtain the private placement, or maintain it financial support, it may have to curtail or suspend operations.

Going Concern

Note F to our audited financials for the year ended December 31, 2000, expresses uncertainty as to our ability to continue as a "going concern". On April 3, 2001, the Company entered into a Letter of Intent with Thomas Fletcher & Co., Inc., a New York based securities firm, to act as the Company's placement agent for the private placement of up to $2.5 million of debt and equity. Following the execution of the Letter, counsel for the Company commenced the preparation of a private placement memorandum. Pending the closing of the private placement, sales of the Company's product and some of the Company's existing accredited investors have continued to financially support the Company's business activities. Some of the existing investors have indicated their intent to continue their support. This support is necessary for the Company's continued operations. Although there can be no assurances, management has no reason to believe that such support will not continue. However, if the Company is unable to obtain the private placement, or maintain it financial support, it may have to curtail or suspend operations.

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

Dated:   November 2, 2001


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

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                            ASSETS

                                                   December 31, 2000
                                                   -----------------
Current assets
     Cash                                          $        5,515
     Accounts receivable                                   50,464
     Miscellaneous receivables and
       advances                                           191,102
                                                   --------------

                                                   $      247,081
Fixed assets - net of accumulated
     depreciation                                          31,583

Other assets
     Miscellaneous receivable and
       advances                                           188,149
                                                   --------------

           Total assets                            $      466,813
                                                   ==============

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accrued expenses and taxes payable            $    1,076,754
     Deferred revenue                                     319,247
     Notes payable                                         93,000
                                                   --------------

                                                   $    1,489,001
                                                   --------------
Stockholders' deficiency
     Capital stock
     - 30,000,000 shares of $.001 par
         value common stock authorized:
         11,360,893 shares issued and outstanding          11,361
     - 10,000,000 shares of $.001 par
         value preferred stock authorized:
         745 Series A shares issued                             1
         685,715 Series B issued                              686
     Paid in capital                                    8,121,031
     Retained deficiency                               (9,155,267)
                                                   --------------

                                                   $   (1,022,188)
                                                   --------------
           Total liabilities and
              stockholders' deficiency             $      466,813
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

Note G -  SUBSEQUENT EVENTS
          -----------------

          On April 3, 2001 the Company signed, and the Board of Directors unanimously approved, a Letter of Intent with Thomas Fletcher & Company, Inc., a New York based securities firm, to act as the Placement agent, on a best efforts basis, for the private placement of $2,500,000 of debt and equity securities. Under the terms of the Letter, as amended, the securities to be offered in the private placement consist of the following: (a) $2,000,000 principal amount of promissory notes (b) 2,000,000 shares of common stock, and (c) 500,000 common stock purchase warrants; to be offered to accredited investors in the form of units with each unit comprising a $20,000 principal amount of promissory note (with an annual interest rate of 11% due the earlier of October 30, 2003 or completion of the next registered public offering of the company's securities), 20,000 shares of common stock and 5,000 common stock purchase warrants, exercisable for five years following the final closing date of the offering, at a price of $1.00 per share, at an offering price of $25,000 per unit. In addition, the financing calls for a reverse stock split of the company's common stock on a basis of one share for each five shares presently outstanding. The financing also allows the nine preferred shareholders to tender their shares, at cost, for additional units, or portions thereof, on a dollar-for-dollar basis.

          The Class A preferred stock was originally issued at a price of $1,000 per share and is convertible into 2,000 shares of class A common stock. The class B preferred stock was issued at a price of $0.4375 and is Convertible into class A common stock on a share-for-share basis. In accordance with the Letter of Intent, each preferred shareholder will be allowed to convert the preferred stock into Units of the Offering, or a portion thereof, at the rate of one dollar originally invested into one dollar of a Unit. The Board of Directors unanimously approved the reverse stock split as a condition of the financing.

          Although there can be no assurances, management has no reason to believe this transaction will not be brought to a successful close. However, if the Company is unable to obtain the private placement, it may have to curtail or suspend operations.

                                 EXHIBIT INDEX

Exhibit No.  Exhibit

3.1*         Certificate of Incorporation, as amended
3.2*         By-laws
3.3**        Certificate of Designation for Series A Convertible Preferred Stock
10.1**       1997 Stock Option Plan
10.2*        Employment Agreement with Clark Marcus
10.3*        Employment Agreement with James L. Koenig
10.4**       Provider Agreement - Ophthalmologist
10.5**       Provider Agreement - Optometrist/Opticians/Optical Outlets
10.6**       Marketing Brochure
10.7**       Membership Enrollment Form
10.8         Letter of Intent
21.1*        Subsidiaries

---------

* Incorporated by reference to our Registration Statement on Form 10-SB filed on November 1, 1999.
** Incorporated by reference to our Form 10KSB, Amendment No. 2, for the year 1999.