Form 10QSB/A
period 2001-03-31
EYE CARE INTERNATIONAL INC
filed 2001-11-07
CIK 949394

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB/A

                                Amendment No. 1

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

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET



                                    ASSETS



                                                       March 31, 2001
                                                       --------------
                                                         (Unaudited)
Current assets
  Cash                                                 $     99,789
  Accounts receivable                                        40,668
  Miscellaneous receivables and
   advances                                                 179,432
                                                       ------------

                                                       $    319,889
Fixed assets - net of accumulated
  depreciation                                               24,812
Other assets
  Miscellaneous receivables and advances                    225,541
                                                       ------------

      Total asssets                                    $    570,242
                                                       ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accrued expenses and taxes payable                   $  1,205,342
  Deferred revenue                                          333,849
  Notes payable                                              93,000
                                                       ------------

                                                       $  1,632,191
                                                       ------------
Stockholders' deficiency
  Capital stock
  - 30,000,000 shares of $.001 par
     value common stock authorized:
     12,676,350 shares issued and outstanding                12,676
  - 10,000,000 shares of $.001 par
     value preferred stock authorized:
     745 Series A shares issued                                   1
     685,715 Series B issued                                    686
  Paid in capital                                         8,575,715
  Retained deficiency                                    (9,651,027)
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


Note G -  SUBSEQUENT EVENTS
          -----------------

          On April 3, 2001 the Company signed, and the Board of Directors unanimously approved, a Letter of Intent with Thomas Fletcher & Company, Inc., a New York based securities firm, to act as the Placement agent, on a best efforts basis, for the private placement of $2.5 million of debt and equity securities. Under the terms of the Letter, as amended, the securities to be offered in the private placement consist of the following: (a) $2,000,000 principal amount of promissory notes, (b) 2,000,000 shares of common stock, and (c) 500,000 common stock purchase warrants; to be offered to accredited investors in the form of units with each unit comprising a $20,000 principal amount of promissory note (with an annual interest rate of 11% due the earlier of October 30, 2003 or completion of the next registered public offering of the company's securities), 20,000 shares of common stock and 5,000 common stock purchase warrants, exercisable for five years following the final closing date of the offering, at a price of $1.00 per share, at an offering price of $25,000 per unit. In addition, the financing calls for a reverse stock split of the company's common stock on a basis of one share for each five shares presently outstanding. The financing also allows the nine preferred shareholders to tender their shares, at cost, for additional units, or portions thereof, on a dollar-to-dollar basis.

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

Results of Operations

Three Months ended March 31, 2001 Compared to Three Months ended March 31, 2000.

Sales. Sales for the three months ended March 31, 2001 of $98,134 were about $35,000 less than the $133,470 recorded for the same period in 2000. This decrease was primarily due to the timing related to the revenue recognition policy as discussed in Note B.2, (approximately $16,000) and the loss of a retail customer (approximately $16,000). Revenues have declined each period since 1997 for numerous reasons, including a reduction in the annual membership fee, the adoption by the Company of two-year and three-year memberships with significant reductions in the fee for the second and third years, and the loss of a wholesale marketer of multiproduct plans which included the Company's vision plan. Management believes this trend will be reversed in late 2001 as contracts with new wholesalers (who have large markets for the Company's vision plan) are implemented.

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

Other assets - miscellaneous receivables and advances. This amount includes non-current advances to current and former independent agents and employees, which amounts are to be either repaid to the Company or deducted from amounts owed by the Company to the individuals. Although management has no reason to believe these amounts will not be collected or netted against amounts owed, it does review the status of the collectibility of the amounts.

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

During the first three months of 2001and 2000, the Company raised nearly $.5 million through financing activities, primarily the sale of common stock in 2001 and the sale of preferred and common stock in 2000. In the first quarter of 2001, the Company issued 1,315,431 shares of common stock. The Company issued 550 shares of Series A convertible preferred stock at a price of $1,000 per share during the first quarter of 2000. Each of these preferred shares may be converted into 2,000 shares of common stock. The funds from these activities were used to meet general operating expenditures.

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

Going Concern

Notes F to the audited financial statements expresses the uncertainty of the Company's ability to continue as a going concern and Note G entitled "Subsequent Events" further addresses the issue and in management's opinion, should significantly alleviate this concern. Since the end of the year, the Company has received a Letter of Intent from a placement agent for the private placement of $2.5 million of debt and equity in the Company. Although there can be no assurances that the private placement will be brought to a successful closing, management believes this event eliminates much of the uncertainty of the Company as a going concern.

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


                                                    EYE CARE INTERNATIONAL, INC.

      Date:  November 2, 2001
                                                         by: /s/ James L. Koenig
                                        ----------------------------------------
                                        James L. Koenig, Chief Financial Officer