Form 10QSB/A
period 2001-06-30
EYE CARE INTERNATIONAL INC
filed 2001-11-07
CIK 949394

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

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET


                                    ASSETS


                                                                June 30, 2001
                                                                -------------
                                                                  (Unaudited)
Current assets
     Cash                                                      $        1,037
     Accounts receivable                                               36,039
     Miscellaneous receivables and
       advances                                                       186,648
                                                               --------------

                                                               $      223,724
Fixed assets - net of accumulated
     depreciation                                                      19,905
Other assets
     Miscellaneous receivables and
       advances                                                $      253,332
                                                               --------------

          Total asssets                                        $      496,961
                                                               ==============


                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accrued expenses and taxes payable                        $    1,319,326
     Deferred revenue                                                 306,146
     Notes payable                                                     81,500
                                                               --------------

                                                               $    1,706,972
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

Results of Operations

Three Months ended June 30, 2001 Compared to Three Months ended June 30, 2000.

Sales. Sales for the three months ended June 30, 2001 of $82,059 were about $12,000 less than the $94,289 recorded for the same period in 2000. This decrease was primarily due to the timing related to the revenue recognition policy as discussed in Note B.2 (approximately $20,000 increase), reduced sales by two multi-discount private labelers (approximately $16,000 decrease) who market our vision plan as a component of their plans, and a general reduction of approximately $16,000 in retail sales.

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


Results of Operations

Six Months ended June 30, 2001 Compared to Six Months ended June 30, 2000.

Sales. Year-to-date sales of $180,193 were approximately $48,000 less than the $228,471 recorded for the same period in 2000. This decrease was primarily due to reduced sales of approximately $25,000 by two multi-discount private-labelers that include our vision plan as a component of theirs, the loss of a retail customer (approximately a $14,000 decrease) and a general decrease in other retail sales, partially offset by the timing related to the revenue recognition policy as discussed in Note B.2 (approximately a $4,000 increase), and the addition of approximately $17,000 from two new private label multi-discount plans marketing the company's plan as a component of theirs. Although revenue on a per member basis is expected to decline as the company moves into its next phase of its overall marketing strategy, overall sales, as well as net income on a per member basis, is expected to increase. Revenues have declined each period since 1997 for numerous reasons, including a reduction in the annual membership fee, the adoption by the Company of two year and three year memberships with significant reductions in the fee for the second and third years, and the loss of a wholesale marketer of multiproduct plans which included the Company's vision plan. Management believes this trend will be reversed in late 2001 as contracts with new wholesalers (who have large markets for the Company's vision plan) are implemented.

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

Other assets - miscellaneous reveivables and advances. This amount includes non-current advances to current and former independent agents and employees, which amounts are to be either repaid to the Company or deducted from amounts owed by the Company to the individuals. Although management has no reason to believe these amounts will not be collected or netted against amounts owed, it does review the status of the collectibility of the amounts.

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