Form 10QSB
period 2001-09-30
EYE CARE INTERNATIONAL INC
filed 2001-11-13
CIK 949394

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                                  FORM 10-QSB


(Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No ____
    -

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court.
Yes  _____   No _____


          APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2001, the issuer had outstanding 13,197,060 shares of common stock, $.001 par value.

                         EYE CARE INTERNATIONAL, INC.
                                     Index

                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information................................................................        3

Item 1.  Consolidated Financial Statements (Unaudited)........................................        3

               Consolidated Balance Sheet - September 30, 2001................................        4

               Consolidated Statements of Income - Year To Date and Three Months
                Ended September 30, 2001 and 2000.............................................        5

               Consolidated Statements of Stockholders' Deficiency............................        6

               Consolidated Statements of Cash Flows - Year To Date and Three
                Months Ended September 30, 2001 and 2000......................................        7

               Notes to Consolidated Financial Statements - September 30, 2001................        8

Item 2.  Management's Discussion and Analysis or Plan of Operation............................       12

Part II. Other Information....................................................................       15

Item 2.  Changes in Securities................................................................       15

Item 6.  Exhibits and Reports on Form 8-K.....................................................       15

Signatures....................................................................................       16

                         EYE CARE INTERNATIONAL, INC.

                         PART I FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly the results for the three months and nine months ended September 30, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Eye Care International, Inc.'s annual report on Form 10-KSB for the year ended December 31, 2000.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET


                                    ASSETS


                                                              September 30, 2001
                                                              ------------------

                                                                  (Unaudited)
Current assets
     Cash                                                       $       61,731
     Accounts receivable                                                37,469
     Miscellaneous receivables and advances                            147,397
                                                                --------------

                                                                $      246,597
Fixed assets - net of accumulated
     depreciation                                                       16,765

Other assets
     Miscellaneous receivables and advances                            279,030
                                                                --------------

           Total assets                                         $      542,392
                                                                ==============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accrued expenses and taxes payable                         $    1,461,233
     Deferred revenue                                                  321,827
     Notes payable                                                     331,500
                                                                --------------

                                                                $    2,114,560
                                                                --------------
Stockholders' deficiency
     Capital stock
     - 30,000,000 shares of $.001 par
         value common stock authorized:
         13,197,060 shares issued and outstanding                       13,197
     - 10,000,000 shares of $.001 par
         value preferred stock authorized:
         745 Series A shares issued                                          1
         685,715 Series B issued                                           686
     Paid in capital                                                 8,820,194
     Retained deficiency                                           (10,406,246)
                                                                --------------
                                                                $   (1,572,168)
                                                                --------------
           Total liabilities and
              stockholders' deficiency                          $      542,392
                                                                ==============


The accompanying notes are an integral part of these financial statements.

                EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                             Year to Date September 30,      Quarter Ended September 30,
                                             --------------------------      ---------------------------
                                                 2001         2000                2001         2000
                                                 ----         ----                ----         ----
                                                                                (Unaudited)
Revenue
 Membership fees                             $   259,642   $   378,051         $    79,449  $   150,293
 Interest                                             --           866                  --          153
                                             -----------   -----------         -----------  -----------
                                                 259,642       378,917         $    79,449      150,446


General and administrative expenses            1,487,626     1,890,889             483,319      547,428
Interest                                           7,176         3,815               4,146        1,875
Depreciation and amortization                     15,819        22,068               4,141        7,347
                                             -----------   -----------         -----------  -----------

                                               1,510,621     1,916,772             491,606      556,650
                                             -----------   -----------         -----------  -----------

Net loss                                     $(1,250,979)  $(1,537,855)        $  (412,157) $  (406,204)
                                             ===========   ===========         ===========  ===========

Average common shares outstanding             12,414,055     9,611,567          13,128,272   10,138,233
                                             ===========   ===========         ===========  ===========


Loss per share                               $     (0.10)  $     (0.16)        $    ( 0.03) $    ( 0.04)
                                             ===========   ===========         ===========  ===========

The accompanying notes are an integral part of these financial statements.

                 EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                              (Unaudited)

                           Common       Preferred        Paid-in        Retained
                            Stock         Stock          Capital       Deficiency        Total
Balance December 31, 2000  $11,361      $    687       $ 8,121,031   $ (9,155,267)    $(1,022,188)

Net Income/(Loss)               --            --                --   $   (495,760)    $  (495,760)
Issuance of Capital Stock  $ 1,315      $     --       $   454,684   $         --     $   455,999
                           -------      --------       -----------   ------------     -----------

Balance March 31, 2001     $12,676      $    687       $ 8,575,715   $ (9,651,027)    $(1,061,949)

Net Income/(Loss)               --            --                --   $   (343,062)    $ ( 343,062)
Issuance of Capital Stock  $   446      $     --       $   194,554             --     $   195,000
                           -------      --------       -----------   ------------     -----------

Balance June 30, 2001      $13,122      $    687       $ 8,770,269   $ (9,994,089)    $(1,210,011)

Net Income/(Loss)               --            --                --   $   (412,157)    $  (412,157)
Issuance of Capital Stock  $    75      $     --       $    49,925             --     $    50,000
                           -------      --------       -----------   ------------     -----------

Balance September 30, 2001 $13,197      $    687       $ 8,820,194   $(10,406,246)    $(1,572,168)

The accompanying notes are an integral part of the financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year to Date September 30,      Quarter Ended June 30,
                                                        --------------------------      ----------------------
                                                            2001         2000             2001          2000
                                                            ----         ----             ----          ----
                                                                                          (Unaudited)
Cash flow from operating activities

 Net loss                                               $(1,250,979)  $(1,537,855)     $(412,157)    $(406,204)

Adjustment to reconcile net income
 to net cash provided by operating activities
 Depreciation and amortization                               14,819        41,853          3,141         7,347

Changes in operating assets and liabilities
 Decrease in accounts receivables                            12,995       (18,313)        (1,430)        6,926
 Increase or decrease in miscellaneous
   receivables and advances                                 (47,178)      (78,995)        13,553       (28,477)
 Increase or decrease in deferred revenue                     2,580       (66,856)        15,681       (58,308)
 Increase or decrease in accrued expenses
   and taxes payable                                        384,479       448,788        141,906       141,023
                                                        -----------   -----------      ---------     ---------

Net cash used by operating activities                      (883,284)   (1,211,379)      (239,306)     (337,693)

Cash flow from investing activities
 Purchase of fixed assets                                        --            --             --            --

Cash flow from financing activities
 Proceeds from Notes                                        238,500            --        250,000            --
 Proceeds from sale of capital stock                        701,000     1,108,462         50,000       350,872
                                                        -----------   -----------      ---------     ---------

Increase or decrease in cash                                 56,216      (102,917)     $  60,694     $  13,179
Cash - January 1,                                             5,515       129,482          1,037        13,386
                                                        -----------   -----------      ---------     ---------
Cash - September 30,                                    $    61,731   $    26,565      $  61,731     $  26,565
Supplemental disclosures                                ===========   ===========      =========     =========
 Interest paid                                          $         0   $         0      $       0     $       0
                                                        -----------   -----------      ---------     ---------
Income taxes paid                                       $         0   $         0      $       0     $       0
                                                        -----------   -----------      =========     =========

The accompanying notes are an integral part of these financial statements.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2001 and 2000

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


          3.   Fixed Assets and Depreciation
               -----------------------------

               Fixed assets are recorded at cost. Depreciation of fixed assets is recorded using accelerated and straight-line methods over the estimated useful lives of the related assets.

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2001 and 2000

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

          5.   Stock Warrants
               --------------

               During the first nine months of 2001, the Company issued 1,662,146 warrants. The exercise price of these warrants is $0.50 per share of common stock and the warrants expire in 2006.

               The fair value of the above warrants at their grant date was zero. The estimated fair value of each warrant granted is calculated using the Black Scholes option pricing model. The following summarizes the assumptions used in the model:

                                                           2001
                                                           ----

                    Expected years until exercise           4.0
                    Expected dividend yield                   0
                    Estimated fair market value of
                      underlying stock                    $0.19


               The following is a summary of stock warrant activity during the years 2001 and 2000:

                                                                      Weighted
                                                                      Average
                                                            Number    Exercise
                                                           Of Shares   Price
                                                           ---------  --------

                    Warrants outstanding
                      December 31, 2000                    3,098,072   $0.64
                    Warrants granted                       1,662,146   $0.50
                    Warrants forfeited                      (422,500)  $1.47
                                                           ---------

                    Warrants granted and outstanding
                      September 30, 2001                   4,337,718   $0.51

               The following table summarizes the status of warrants outstanding at September 30, 2001:

                                                                      Weighted
                                                                       Average
                                                                      Remaining
                                             Exercise     Number     Contractual
                                               Price     Of Shares      Life
                                             --------    ---------   -----------

                    1996 Stock Warrants       $1.00         10,000    0.03 years
                    1997 Stock Warrants       $1.00         50,000    0.58 years
                    2000 Stock Warrants       $0.50      2,615,572    3.81 years
                    2001 Stock Warrants       $0.50      1,662,146    4.49 years
                                                         ---------
                                                         4,337,718
                                                         =========

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2001 and 2000

Note B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
          ------------------------------------------

          5.   Stock Warrants (continued)
               --------------

               As of September 30, 2001, the Company had reserved 4,337,718 shares of common stock for issuance under stock warrants issued and outstanding.

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

          7.   Loss Per Share
               --------------

               Loss per share is calculated by dividing net income by the average weighted number of shares outstanding for the period. Average weighted number of shares used to calculate loss per share for the third quarter of 2001 and 2000 were 13,128,272 shares and 10,138,233 shares, respectively; and 12,414,055 shares and 9,611,567 shares, respectively for the nine months ended September 30, 2001 and 2000. Since the Company shows a loss per share for each of the periods presented, no diluted loss per share calculations have been presented. Showing the effect of including the outstanding warrants in the loss per share calculation would have an anti-dilution effect and would be misleading.

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

Note C -  NOTES PAYABLE
          -------------

          The Company is indebted to ten stockholders in the amount of $331,500. Two of the notes for $70,000 bear interest at the rate of 8% and are payable upon demand. The remaining eight notes, most of which were issued during the third quarter, are one-year notes and bear interest rates of prime plus one percent.

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

                          September 30, 2001 and 2000

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
                                        --------

                                        $240,370
                                        ========

Note F -  GOING CONCERN
          -------------

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. In review of these matters the continuation of the Company is dependent upon its ability to raise capital and its success of future operations. Absent an increase in revenue or the sale of capital stock, there may be uncertainty about the Company's ability to continue as a going concern. The Company has secured major marketing arrangements with large member-based companies (some of whom have been competitors) to either include the Company's vision plan as part of their plans, or market the plan as a stand-alone plan. The Company is also financially supported by its current accredited investors, as well as other accredited investors. Although there can be no assurance, management believes that the Company will generate significant new business in the future from these marketing arrangements and will raise enough capital to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note G -  SUBSEQUENT EVENTS
          -----------------

          On April 3, 2001, the Company signed, and the Board of Directors unanimously approved, a Letter of Intent with Thomas Fletcher & Company, Inc., a New York based securities firm, to act as the placement agent, on a best efforts basis, for the private placement of $2.5 million of debt and equity. Under the terms of the Letter, the securities to be offered in the private placement consist of the following: (a) $2 million principal amount of promissory notes, (b) 2 million shares of common stock, and (c) 500,000 common stock purchase warrants; to be offered to accredited investors in the form of units with each unit consisting of a $20,000 principal amount promissory note (with an annual interest rate of 11% due the earlier of October 30, 2003 or completion of the next registered public offering of the company's securities), 20,000 shares of common stock and 5,000 common stock purchase warrants, exercisable for five years following the final closing date of the offering, at a price of $1.00 per share, at an offering price of $25,000 per unit. In addition, the financing calls for a reverse stock split of the company's common stock on a basis of one share for each five shares presently outstanding. The financing also allows the nine preferred shareholders to tender their shares, at cost, for additional units, or portion thereof, on a dollar-for-dollar basis.

          The class A preferred stock was originally issued at a price of $1,000 per share and is convertible into 2,000 shares of class A common stock. The class B preferred stock was issued at a price of $0.4375 per share and is convertible into class A common stock on a share-for-share basis. In accordance with the Letter of Intent, each preferred shareholder will be allowed to convert the preferred stock into units of the offering, or a portion thereof, at the rate of one dollar originally invested into one dollar of a unit. The Board of Directors unanimously approved the reverse stock split as a condition of the financing.

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

      Results of Operations

      Three Months ended September 30, 2001 Compared to Three Months ended September 30, 2000.

      Sales. Revenues for this quarter were approximately 4% higher than the same quarter of the prior year before recording the effects of the revenue recognition policy discussed in Note B.2. The recording of the effects of the revenue recognition policy created a negative variance of nearly $74,000. After recording the effects of the revenue recognition policy, sales for the three months ended September 30, 2001 of $79,449 were about $71,000 less than the $150,293 recorded for the same period in 2000. Sales for each of the periods since 1997, but prior to this quarter, had declined because of a reduction in the annual membership fee, the adoption by the company of two-year and three-year memberships with significant reductions in the fee for the second and third years, and the loss of a wholesale client who marketed the company's vision plan as part of its multi-discount plan. Management believes this trend has begun to reverse, as indicated by the results of this third quarter, and will continue the reverse the trend as new contracts with new wholesale clients (private label marketers who have large markets for the company's vision plan) are implemented. Although revenue on a per member basis is expected to decline as the company moves into this next phase of its overall marketing strategy, overall sales, as well as net income on a per member basis, is expected to increase.

      Selling, General and Administrative Expenses. The major components of Selling, General and Administrative expenses (G&A) are payroll, commissions, business travel, postage & printing, and professional/consulting fees. G&A expenses of $483,319 were approximately $64,000 less than the $547,428 for the same period last year. All components, except commissions, of G&A declined, in large part, as a direct result of the company entering into the next phase of its overall marketing plan - that being the inclusion by sellers of other health care plans of the company's vision plan as their vision component. This resulted in a reduction of the company's direct marketing expenditures. Payroll declined by $46,000; contract labor by $30,000, consulting/professional fees by $5,000, printing and postage by $5,000 and business travel declined by $11,000. These decrease, along with a decrease of nearly $20,000 in Amortization of Deferred Financing Costs, were partially offset by a $51,000 increase in commission expense.

      Payroll and contract labor declined because the company eliminated certain positions that were being filled by temporary help and elected not to replace certain vacated positions since the company's manpower requirements temporarily declined due to the company entering into the next phase of its marketing strategy. As this strategy develops, additional employees and temporary help will be required.

      Commissions increased as a result of a legal settlement whereby commissions previously advanced to an employee/agent were forgiven and written off.

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

      Interest Expense. Interest expense for the three months ended September 30, 2001 was higher than the comparative period for 2000 because of the increase in notes payable, most during the third quarter.

      Depreciation and Amortization Expense. Since no major additions were made to depreciable assets in 2000 and year to date September 30, 2001, depreciation declined due to some of the depreciable assets being fully depreciated.

      Deferred Financing Cost. Deferred financing costs associated with stock warrants issued in conjunction with debt or equity issued by the Company declined from $20,000 during the third quarter of 2000 to $0 in the third quarter of 2001 since there were no warrants issued this quarter that met the criteria requiring such an expense.

      Results of Operations

      Nine Months ended September 30, 2001 Compared to nine Months ended September 30, 2000.

      Sales. Year-to-date revenues for the year 2001 were $48,000 less than the same period of 2000 before recording the effects of the revenue recognition policy discussed in Note B.2. After recording the nearly $70,000 negative effect of the revenue recognition policy, year-to-date sales of $259,642 were approximately $118,000 less than the $378,051 recorded for the same period in 2000. This $118,000 decrease was primarily due to reduced sales of approximately $54,000 by two multi-discount private-labelers that included our vision plan as a component of theirs, the loss of a retail customer (approximately $14,000) and the $70,000 reduction in revenues due to the revenue recognition policy discussed in Note B.2, partially offset by about $33,000 obtained as a result of the addition of three new private label multi-discount plans marketing the Company's vision plan as part of their package. Revenues have declined each period since 1997 primarily because of a reduction in the annual membership fee, the adoption by the Company of two-year and three-year memberships with significant reductions in the fee for the second and third years, and the loss of a wholesale marketer of multi-discount products, including the Company's vision plan. Management believes that this trend will be reversed, as the third quarter has indicated, in late 2001 as contracts with wholesale clients (private label marketers who have large markets for the Company's vision plan) are implemented. Although revenue on a per member basis is expected to decline as the company moves into this next phase of its overall marketing strategy, overall sales, as well as net income on a per member basis, is expected to increase.

      Selling, General and Administrative Expenses. For the nine months ended September 30, 2001 these expenses totaled $1,487,626, or about $403,000 less than the $1,890,889 for the same period in 2000. The major components of Selling, General and Administrative expenses (G&A) are payroll, commissions, business travel, postage & printing, and professional/ consulting fees. All of these components declined except commissions, in large part, as a direct result of the company entering into the next phase of its overall marketing plan of being included the vision component of sellers of other health care plans.

      Payroll declined nearly $65,000 from $801,056 in the first nine months of 2000 to $736,208 for the same period in 2001 because the company eliminated certain positions which were being filled by temporary help and elected not to replace certain vacated positions since its manpower requirements temporarily declined due to the company entering into the next phase of it's marketing strategy. As this strategy develops, additional employees and temporary help will be needed.

      Commissions increased nearly $20,000 from $103,452 in 2000 to $123,742 for the first nine months of 2001 because of a legal settlement whereby the company agreed to forgive an employee/agent of a receivable for advanced commissions, which were then charged to expense; this charge was partially offset by decreased commissions due to reduced sales, the variation in the mix of the commission structure related to the sales, and the fact that private label sales require less, if any, commissions.

      Printing and postage for the nine months ended September 30, 2001 of $48,624 was nearly $80,000 less than the $129,009 for the first nine months of 2000. These expenses declined because the company had sufficient inventory levels of marketing and enrollment materials to accomplish its sales. Less marketing and fulfillment material will be needed in the future because the company has entered into the next phase of its marketing strategy.

      Business travel of $140,197 for the first nine months of 2001 was nearly $132,000 less than the $272,102 for the same period in 2000. These expenses declined because the company has entered into the next phase of its marketing strategy. Thus, the company does not need to attend as many trade shows and out-of-town meetings.

      Professional/consulting fees of $106,281 for the first nine months of 2001 were nearly $116,000 less than the $222,460 for the same period of 2000. This reduction was the result of less legal research required regarding the licensing requirements in certain states, fewer legal issues, and less use of financial/public relations consultants.

      Interest Expense. Interest expense for the nine months ended September 30, 2001 was about $3,000 higher than the comparative period for 2000 because of the increase in notes payable, of which most were issued during the third quarter of this year.

      Depreciation and Amortization Expense. For the first nine months of 2001 depreciation expense of $15,818 was about $6,000 less than the $22,068 for the same period in 2000 because the company has made no additions to depreciable assets for nearly two years and because some of the existing depreciable assets have been fully depreciated.

      Other assets - miscellaneous receivables and advances. These accounts include non-current advances to current and former independent agents and employees. The amounts are to be either repaid to the company or deducted from future amounts owed by the company to the individuals. Management has reviewed the collectibility of these amounts and has no reason to believe these amounts will not be collected or netted against amounts owed.


      Liquidity and Capital Resources

      Since inception, the Company's expenses have consistently exceeded revenues. Operations have primarily been funded from the issuance of debt and equity securities.

      The Company used cash in its operating activities totaling nearly $.9 million and $1.2 million during the first nine months of 2001 and 2000, respectively, primarily for payroll, professional fees and contract labor. The Company did not acquire any fixed assets during these periods.

      During the first nine months of 2001 and 2000, the Company raised nearly $.9 million and $1.1 million, respectively, through financing activities, primarily the sale of common stock in 2001 and the sale of preferred stock in 2000. In the first six months of 2001, the Company issued 1,577,146 shares of common stock at a per share price of $.4375, and an additional 50,000 during the third quarter at a price of $1.

      Note F to our audited financial statements for the year ended December 31, 2000, express uncertainty as to our ability to continue as a going concern. On April 3, 2001, the Company entered into a Letter of Intent with Thomas Fletcher & Co., Inc., a New York based broker dealer, to act as the Company's placement agent for a Private Placement of $2.5 million of debt and equity in the Company. Following the execution of the Letter of Intent, counsel for the Company commenced the preparation of a Private Placement Memorandum and simultaneously undertook representation of Thomas Fletcher & Co., Inc. as its counsel in connection with a Change of Control Application being filed on behalf of Thomas Fletcher & Co., Inc. with the NASD. Thomas Fletcher & Co., Inc. concluded it's due diligence activity on the Company sometime in late May/early June 2001 and approved the contents of the Private Placement Memorandum sometime during the last week of July 2001. At the time of said approval, the Change of Control Application with the NASD had not yet been processed. In late October, the placement agent received verbal authorization to commence its activities in connection with the Company's Private Placement. Although there can be no assurances, the Company believes Thomas Fletcher & Co., Inc.'s Change of Control Application will be processed to a successful completion.

      The Company, meanwhile, has continued to aggressively pursue and substantially expand its business activities, including entering into a number of contractual arrangements relating to sales of the ECI program to other healthcare providers. Further, in addition to the Company's existing customer base, the Company expects additional sales to new retail clients to grow during the remainder of the year and to continue to grow from there. To offset some of the financial commitments undertaken by ECI by reason of the foregoing, some of the Company's existing accredited investors have continued to financially support ECI's business activities. They have also indicated their intent to continue such support pending the processing of Thomas Fletcher & Co., Inc.'s Change of Control Application and the closing of the Private Placement. This support is necessary for the Company's continuing operations. Management has no reason to believe that support will not continue. However, if the Company is unable to obtain the private placement or maintain its financial support, it may have to curtail or suspend operations.

      Going Concern

      Notes F to the audited financial statements expresses the uncertainty of the Company's ability to continue as a going concern and Note G entitled "Subsequent Events" further addresses the issue and in management's opinion, should significantly alleviate this concern. Since the end of the year, the Company signed a Letter of Intent with a New York-based securities firm for the private placement of $2.5 million of debt and equity in the Company. Management believes this event, coupled with the other events discussed in the Liquidity and Capital Resources section above, eliminates much of the concern.


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

                          EYE CARE INTERNATIONAL, INC.

                                    PART II


      Item 2.  Changes in Securities

      During the third quarter the Company issued 50,000 shares of common stock, at a price per share of $1.00, which totals 1,627,146 shares of common stock being issued during the first nine months of 2001 to accredited investors, and all at a $0.4375 per share price, except for the shares issued at $1 per share during the third quarter. In addition, the Company issued 1,662,146 five-year warrants to these investors on the basis of one warrant for each share of stock purchased. Each of these warrants may be converted into one share of common stock at an exercise price of $0.50 per share.

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



                                                   EYE CARE INTERNATIONAL, INC.

      Date:  November 13, 2001
                                                     by:   /s/  James L. Koenig
                                       ----------------------------------------
                                       James L. Koenig, Chief Financial Officer