Form 10KSB
period 2001-12-31
EYE CARE INTERNATIONAL INC
filed 2002-05-31
CIK 949394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934
                   For the fiscal year ended December 31, 2001

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

Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the issuer's most recent fiscal year were $440,331.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on May 1, 2002 was $2,294,128.

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

Yes [_]      No [_]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of May 1, 2002, the issuer had 13,352,060 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                           Form 8-K filed May 16, 2002

                                     PART I

Item 1. Description of Business.

Our Business

We market memberships in a comprehensive national non-insurance based quality discount eye care/eyewear plan. The memberships entitle plan participants to obtain eye care service and products from our network of providers at rates which range from 20% to 60% below retail. Additional details regarding these discounts are presented in the remaining part of this section and in the section entitled "Our Vision Plan."

We believe that we are the only national discount vision network with ophthalmologists who have agreed to discount all of their medical services, as well as the nation's largest optometric discount vision network. This would make ECI the only national discount vision network which combines ophthalmology services provided by medical doctors with optometric products and services provided by optometrists, opticians and optical locations. Our network has providers at nearly 14,000 locations, and is comprised of over 1,600 ophthalmologic practices and over 12,000 optometric, optician and optical locations. Ophthalmologists, optometrists and opticians participating in our vision care network are located within reasonable proximity to all major metropolitan areas within the United States. As a general guideline, we have providers in nearly every city in the U.S. with a population of 100,000 or more. As explained in the sections entitled "Our Vision Plan," every surgical procedure, including all types of laser surgeries (lasik, RK, CO2 laser), are discounted. We also have approximately 150 provider locations, or about 1.1% of the network, outside the U.S. -- primarily in Mexico, Virgin Islands, Puerto Rico and Canada. In addition to members living in the U.S., we have about 100 members living outside the U.S., primarily in the Bahamas and Virgin Islands. The composition of our optometric network is both large chain companies and a wide variety of boutiques and specialty shops. Most other discount vision networks only offer discounts on optometric products and services.

By having access to a full range of eye care/eyewear services offered by ECI's network of providers, at discounted rates, members of our vision care plan are able to obtain a comprehensive eye care service package, including elective cosmetic surgical procedures such as lasik or vision correction surgery, CO2 laser skin resurfacing or wrinkle removal surgery, and other laser surgical procedures performed by ophthalmologists. These procedures are traditionally not covered by insurance or Medicare and are generally expensive. ECI members can obtain these elective procedures from our providers at a discount of 20% from an ophthalmologist's usual and customary rate. As illustrated under the caption "Our Vision Plan," members not eligible for Medicare may receive greater discounts for surgical procedures, such as cataract surgery, that are typically covered by Medicare, since the 20% discount applies to the Medicare allowable cost of procedures, rather than the ophthalmologist's usual and customary rate, which is generally significantly higher. Although individuals eligible for Medicare may participate in our vision care program, they only receive discounts on surgical procedures not covered by Medicare. Surgical procedures covered by Medicare are performed for them at the Medicare allowable rates.

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

Substantially all of our revenues are derived from membership fees paid to us by individual subscribers or sponsoring organizations that offer our vision care program to their employee members. Less than one percent of revenues are derived from individuals. Additional information concerning membership fees is presented under the caption "Marketing." We have experienced losses since we commenced operations in 1994, including a net loss of approximately $1,948,000 for 2000 and $1,698,704 for 2001. The report of our independent accountant on our financial statements contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern because of recurring losses from operations. Our ability to operate profitably depends upon market acceptance of our vision care plan and the development of an effective marketing organization. Although we believe that marketing arrangements entered into to date, will produce significant revenues, we are unable to predict when and if we will generate sufficient revenues to become profitable.

Our Target Market

We market our vision care plan to corporations for their employees, large sales organizations (such as insurance companies and sellers of multi-discount programs who include the ECI plan as part of their product), and affinity groups which are groups created because of a common relationship or interest, for example religious, fraternal, trade and professional organizations. We are involved in all stages of product development from training individual sales agents to the design and implementation of a specific marketing program at the corporate and affinity group level. These organizations can either purchase our vision care plan for, or offer it to, their employees as a supplement to existing health care insurance plans or other benefit programs or as a stand-alone benefit. Sponsors of healthcare programs, including other discount vision plans, may secure for their members the right to use the providers in our vision care network. This is a particularly significant aspect of our marketing plan due to the national scope of our network and the ophthalmology services offered.

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

             U.S. Population Needing Some Form of Vision Correction
                                  (in Millions)

                                                   Percentage of
                                    Number of People             Population
                          1995               Wearing                  Wearing
        Age          Population     Corrective Lenses        Corrective Lenses
        ---          ----------     -----------------        -----------------

      0-14                 57.5                   8.9                       15%
     15-24                 35.9                  15.0                       42%
     25-44                 83.4                  52.4                       63%
     45-64                 52.2                  49.6                       95%
     65 and over           33.6                  31.2                       93%
                          -----                  ----                       --

                          262.6                 157.1                       60%
                          =====                 =====                       ==

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

Our plan has over 12,000 optometric, optician and optical locations composed of both large chain companies and a wide variety of boutiques and specialty shops.

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

Competition

We are not aware of any other national entity that offers a non-insurance based, discount eye care/eyewear program which has, as an integral part of the program, ophthalmologists who have agreed to discount all of their services to members. There are currently a number of national non-insurance based discount eyewear programs, but to our knowledge, no discount program offers the national eye care feature of our discount vision plan. On a general level, we compete in the highly competitive field of health care service against established organizations, including other discount vision plans and insurance based vision plans and health maintenance and preferred provider organizations that provide group health care on a discount basis to their members. Although these types of organizations represent competition, they also represent a viable market for the sale of our vision care plan, since our discount vision care plan can be sold as a supplement to an existing, but smaller (less locations) program, or a discount vision plan that does not include the medical services of ophthalmologists (Eye M.D.s). To a lesser extent, we compete against individual ophthalmologists who do not offer discounts to their patients but who may have a loyal patient base. Our success in the marketplace will depend, in part, upon our ability to attract and retain a large number of ophthalmologists in our network.

Although other entities offer discount vision programs, we are not aware of any that maintain a national medical network of ophthalmologists who discount all of their services.

Although ECI competes with these other types of entities, as part of our marketing strategy we seek to attract our competitors as customers since our program includes ophthalmologists who discount all of their services substantially below Medicare allowable rates which are usually substantially below the rates that our competitors are able to negotiate.

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

Employees

As of May 1, 2002, we had six full-time employees and two part-time employees, including one in sales and marketing, and seven in customer service and administration.

Item 2.  Description of Property.

Our executive offices, which consist of approximately 4,400 square feet, are located in Tampa, Florida. Our lease expires on July 31, 2003 and provides for a current annual rental rate of approximately $114,000.

Item 3.  Legal Proceedings.

We are not a party in any litigation, that if adversely determined, would have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

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

                                                  Bid Price                   Asked Price
                                                  ---------                   -----------

        Quarter Ended                        High            Low         High              Low
        -------------                        ----            ---         ----              ---
March 31, 2000 ......................       1.3750         0.6250       1.4375           0.8750
June 30, 2000 .......................       0.7500         0.3125       1.1250           0.3125
September 30, 2000 ..................       0.5000         0.1800       0.5000           0.2500
December 31, 2000 ...................       0.5300         0.1875       0.4375           0.1250
March 31, 2001 ......................       0.4000         0.1250       0.4000           0.1875
June 30, 2001 .......................       0.5100         0.2100       0.6200           0.2200
September 30, 2001 ..................       0.3300         0.0800       0.4500           0.1000
December 31, 2001 ...................       0.5100         0.0800       0.5500           0.0800

On May 1, 2002 the closing bid price of one share of our Class A common stock on the OTC Bulletin Board was $0.19.

As of December 31, 2001 there were 234 holders of record of our Class A common stock.

Dividends

The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements and financial condition. We have never paid any dividends on our Class A common stock and we do not anticipate paying such dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our operations.

Sales of Unregistered Securities

During 2001, we sold the following securities in transactions that were not registered under the Securities Act.

In 2001, we issued an aggregate of 1,627,146 shares of class A common stock to 28 accredited investors for a total purchase price of $740,000 (1,577,146 shares at $0.4375 per share, and 50,000 shares at $1.00 per share). We paid fees in connection with these sales of $39,000. The Company also issued 9,000 shares to an employee in lieu of salary ($3,800), 175,000 shares in exchange for consulting services ($49,000), and 30,000 shares in exchange for interest on notes payable ($35,625).

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

Revenues. Memberships in the Company's program are sold primarily through independent agents and employee benefit consulting firms either directly to the member, or to the employee/members through the employer's open enrollment process for benefits. Some sales are made by the Company soliciting enrollments of members of affinity groups with whom the Company has made arrangements to do so. Other sales are made by other companies that market multi-discount cards (such as combining dental and prescription with vision) to the general public, employers and affinity groups.

Sales for the year ended December 31, 2001, of $440,331 were nearly $42,000 less than the prior year primarily because of the loss of two clients who marketed the company's vision plan as part of their multi-discount plans.

Revenues have declined each period since 1997 primary because of a reduction in the annual membership fee, the adoption by the Company of two-year and three-year memberships with significant reductions in the fee for the second and third years, and the loss of two wholesale marketers of multi-product discount plans which included the Company's vision plan. Management believes this trend has begun to reverse and will continue the reversal as new contracts with wholesale clients (private label marketers who have large markets for the company's vision plan) are signed and implemented. Although revenues on a per member basis is expected to decline as the Company moves into this next phase of its overall marketing strategy, overall sales, as well as net income, is expected to increase.

Selling, General and Administrative Expenses. The major components of selling, general and administrative expenses (G&A) are payroll, commissions, business travel, postage and printing, and professional/consulting fees. A schedule for the A&G expenses is presented below.

                                                          2001           2000          Change
                                                          ----           ----          ------
               Payroll & Related Expenses             $1,008,887     $1,078,036     $  (69,149)
               Commissions                               164,251         62,539        101,712
               Business Travel                           185,949        379,452       (193,503)
               Postage & Printing                         81,377        168,398        (87,021)
               Professional/Consulting Fees              147,954        246,457        (98,503)
               Other Expenses                            488,439        462,306         26,133
                                                      ----------     ----------     ----------
                 Total SG&A                           $2,076,857     $2,397,188     $ (320,331)
                                                      ==========     ==========     ==========

SG&A expenses for the year 2001 declined by over $320,000 from the prior calendar year.

Payroll and related expenses declined over $69,000 because the Company eliminated certain positions since its manpower requirements temporarily declined due to the Company entering into the next phase of its marketing strategy. As this strategy develops, additional employees will be needed.

Commission expense increased nearly $102,000 primarily because the Company wrote-off advanced commissions to former employee/agents.

Business travel decrease over $193,000 because the company has entered into the next phase of its marketing strategy. Thus the Company does not need to attend as many trade shows and out-of-town meetings.

Postage and printing declined by more than $87,000 because the company had sufficient levels of marketing materials to accomplish its sales. Less marketing and fulfillment materials will be needed in the future because the Company has entered into the next phase of its marketing strategy, whereby the clients will be responsible for such materials.

Professional/consulting expenses decreased almost $98,000 because less legal research was required regarding the licensing requirements in certain states, fewer legal issues, and less use of financial/public relations consultants.

Interest Expense. For the year 2001, interest expense of $44,372 increased nearly $40,000 over the prior year as the Company issued additional interest bearing notes. Interest rates varied between prime plus one percent to twelve percent, per annum.

Depreciation and Amortization Expense. Since no major depreciable assets were added during 2001 and 2000, depreciation expense of $17,807 was about $11,000 lower than in 2000.

Current Assets - Due From Shareholders/Officers. This account includes advances to current and former employees/officers, primarily the CEO and CFO. These amounts are to be either repaid to the Company or deducted from amounts owed by the Company to the individuals. Current year activity for these receivables is shown below.

         Balance December 31, 2000          $191,886
         Additional advances                 124,894
                                            --------

         Balance December 31, 2001          $316,704
                                            ========

Management has no reason to believe, especially in light of the above facts, that these amounts will not be collected or netted against amounts owed by the Company.

Liquidity and Capital Resources

Since inception, the Company's expenses have consistently exceeded revenues. Operations have primarily been funded from the issuance of debt and equity securities.

The Company used cash for operating activities of approximately $1million in the year 2001, approximately $600,000 less than 2000, primarily for reductions in payroll, business travel, printing and postage, and professional/consulting fees.

During 2001 and 2000 the Company raised nearly $1.1 million and $1.6 million, respectively, through financing activities from investors (net of expenses of approximately $39,000 and $72,000, respectively), primarily the sale of common stock and the issuance of notes payable in 2001 and the sale of preferred stock in the year 2000.

Going Concern

Note L to our financial statements for the year ended December 31, 2001, expresses uncertainty as to our ability to continue as a "going concern". On March 25, 2002, the Company entered into a Letter of Intent with Thomas Fletcher & Co., Inc., a New York based securities firm, to act as the Company's placement agent for the private placement of up to $2.5 million of debt and equity. Following the execution of the Letter, counsel for the Company commenced the preparation of a private placement memorandum. There are no assurances that the Company will receive any proceeds as a result of the letter of intent. Pending the closing of the private placement, sales of the Company's product and some of the Company's existing accredited investors have continued to financially support the Company's business activities. Some of the existing investors have indicated their intent to continue their support. This support is necessary for the Company's continued operations. Although there can be no assurances, management has no reason to believe that such support will not continue. However, if the Company is unable to obtain the private placement, or maintain it financial support, it may have to curtail or suspend operations.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 16, 2002, the Company filed a Form 8 regarding a change in accountants. There had been no disagreements between the former accountant, Philip J. Elenidis and Company and ECI from the time the accountant had been retained in 1994 through the time of the change, May 2, 2002.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following is a list of our directors and executive officers:

        Name                  Age                     Position
        ----                  ---                     --------

Clark A. Marcus               60         Chairman, President, Chief Executive
                                         Officer and Director

James L. Koenig               55         Senior Vice President, Chief Financial
                                         Officer, Secretary and Director

Richard Abrahamson, M.D.      40         Director

Arnold Finestone              71         Director

William H. Koch, M.D.         61         Director

Robert Veligdan, M.D.         52         Director

Sharon Kay Ray                43         Director

John A. Schild                62         Director

Arthur Yeap                   45         Director

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

Arnold Finestone has been a member of our Board of Directors since April 2001. Mr. Finestone is a business management consultant. From 1970 to 1988, he was an executive with Dart & Kraft, Inc. serving as President of its Dartco subsidiary, which was engaged in marketing and manufacturing high performance engineering plastics for consumer and industrial uses and Executive Vice President of the Chemical-Plastics Group from 1970 to 1982. From 1957 to 1970, he was Vice President, Director of Planning, Development and Marketing of Foster-Grant, Inc.

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

Arthur Yeap has been a member of our Board of Directors since April 2001. Since 1983 Mr. Yeap has been Chief Executive officer of NovoGroup, consultants and manufacturers of customer audio and video products for professional use. He also has been a principal investigator on the staff of the University of California at Berkley, engaged in research for advanced military and consumer uses for the Internet. From 1996 to 1999, he was Director of Marketing, Consumer Products for ITV Corp. From 1995 to 1996 Mr. Yeap was Chief Engineer for WYSIWYG networks.

All our directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, and all executive officers hold office at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than ten percent of our class A common stock to file certain reports of ownership and changes in ownership with the SEC within specified time periods. Officers, directors and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2001.

Item 10. Executive Compensation

The following table sets forth the compensation paid to, earned by or accrued for our Chief Executive Officer and each of our other executive officers for whom more than $100,000 was paid or accrued as compensation for the years ended December 31, 2001, 2000, and 1999 (collectively, the "Named Executive Officers"):

                               Annual Compensation

                                                                            Cash            Other
Name and Principal Position                                   Year      Compensation    Compensation
---------------------------                                   ----      ------------    ------------
Clark Marcus                                                  2001       $196.054(3)      $ 6,000(1)
         Chief Executive Officer and President                2000       $180,681(3)      $66,000(1)
                                                              1999       $254,720         $73,333(1)
James L. Koenig                                               2001       $123,242(4)      $ 6,000(2)
         Senior Vice President, Chief Financial               2000       $127,756(4)      $ 6,000(2)
         Officer and Secretary                                1999       $203,691(4)      $ 6,375(2)


     (1) Includes legal retainer for the years 2000 and 1999 (see Item 12. Certain Relationships and Related Transactions); auto allowance (2001 - $6,000; 2000 - $6,000; 1999 - $5,000); and life insurance premiums (1999 -
     $4,971).

     (2) Includes auto allowance (2001 - $6,000; 2000 - $6,000; 1999 - $5,000)
     and life insurance premiums (1999 - $1,375).

     (3) Excludes deferred compensation of $175,654 for 2001 and $103,862 for 2000.

     (4) Excludes deferred compensation of $135,228 for 2001, $107,217 for 2000, and $25,000 for 1999.

     Employment Agreements

     Clark Marcus serves as our Chief Executive Officer pursuant to an employment agreement which expires in September 2002. The agreement provides for a salary of $150,000 per annum, increased by an amount equal to the greater of fifteen percent (15%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus beginning at three percent (3%) of our pre-tax profits in any year that our revenues exceed $1 million and increasing up to seven percent (7%) of our pre-tax profits in any year that our revenues exceed $4 million. His base salary, net of deferred salary of $175,653, for the fiscal year ending December 31, 2001 is $196,054. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Marcus' employment is terminated within 12 months following a change in control, Mr. Marcus will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years.

     James L. Koenig serves as our Senior Vice President and Chief Financial Officer pursuant to an employment agreement which expires in February 2001. The agreement provides for a salary of $125,000 per annum, increased by an amount equal to the greater of ten percent (10%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus of three percent (3%) of our pre-tax profits in any year that our revenues exceed $1 million. His base salary, net of deferred salary of $135,228, for the fiscal year ending December 31, 2001 was $123,242. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Koenig's employment is terminated within 12 months following a change in control, Mr. Koenig will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years.

     The Company has amended both agreements for extensions for periods that the officers have not received full annual salaries, currently resulting in extensions through the year 2007.

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

Stock Option Plan

Our Board of Directors has adopted, and in May 1997 our stockholders approved, the Eye Care International, Inc. 1997 Stock Option Plan. The stock option plan is to be administered by the Board of Directors or a committee of the Board. Pursuant to the plan, options to purchase 750,000 shares of class A common stock may be granted to directors, employees (including officers) and consultants.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of March 1, 2002 by (i) each stockholder known by us to be a beneficial owner of more than five percent of the outstanding common stock; (ii) each executive officer whose compensation for 2001 was in excess of $100,000; and (iii) all directors and officers as a group.

                                               Amount and Nature
                                                  Of Beneficial                    Percentage of Common Stock
                                                  Ownership(1)                       Beneficially Owned(2)
                                                  ------------                       ---------------------

                                           Class A            Class B             As a %             As a %            As a %
                                           Common             Common              of All             of All            of All
Name                                        Stock              Stock           Common Stock          Class A           Class B
----                                        -----              -----           ------------          -------           -------
Clark Marcus (3)                            75,000            474,100                4.1%                 *              37.1%
Sharon Kay Ray (3)                          23,000            198,200                1.7%                 *              15.5%
Richard Abrahamson, MD (3)                  72,740            181,800                1.9%                 *              14.2%
James L. Koenig (3)                         24,000            130,000                1.2%                 *              10.2%
Robert G. Veligdan, DDS (3)                145,056                 --                1.1%               1.4%               --
William Koch (3)                                --             25,000                  *                 --               2.0%
John A. Schild (3)                              --                 --                 --                 --                --
Arnold Finestone (3)                         5,000                 --                  *                  *                --
Arthur Yeap (3)                             28,486                 --                  *                  *                --

All officers and directors                 373,282          1,009,100               10.4%               3.1%             79.0%
as a group (9 persons)

*            Less than 1%

          (1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to beneficially own any shares that such person has the right to acquire within 60 days after May 1, 2002.

          (2) Calculated as a percentage of the total number of shares of common stock issued and outstanding without respect to voting power. Each share of class B common stock is entitled to five votes per share, as compared to one vote per share of class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on May 1, 2002, any shares, which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person. As of May 1, 2002, we had 12,074,339 shares of class A common stock outstanding and 1,277,700 shares of class B common stock outstanding, or a total of 13,352,039 shares of common stock outstanding.

          (3) Address is c/o Eye Care International, Inc., 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607.

Item 12. Certain Relationships and Related Transactions.

Prior to 2001 we paid Clark Marcus, our President and Chief Executive Officer, a retainer of $5,000 per month for legal services.

Item 13. Exhibits and Reports on Form 8-K.

          (a) Exhibits.

Exhibit No.                     Exhibit
3.1*          Certificate of Incorporation, as amended.
3.2*          By-laws.
3.3**         Certificate of Designation for Series A Convertible Preferred
              Stock.
10.1**        1997 Stock Option Plan.
10.2*         Employment Agreement with Clark Marcus.
10.3*         Employment Agreement with James L. Koenig.
10.4**        Provider Agreement - Ophthalmologist
10.5**        Provider Agreement - Optometrist/Optician/Optical Outlet
10.6**        Marketing Brochure
10.7**        Membership Enrollment Form
21.1*         Subsidiaries.
-----

* Incorporated by reference to our Registration Statement on Form 10-SB filed on November 1, 1999.
** Incorporated by reference to our Form 10KSB, Amendment No. 2, for the year
   1999.

          (b) Reports on Form 8-K.

Change of Independent Auditors filed May 16, 2002

                                   SIGNATURES

                    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 31, 2002

EYE CARE INTERNATIONAL, INC.

By:  /s/      Clark A. Marcus                    By: /s/       James L. Koenig
     ---      ---------------                    -------       ---------------

     Clark A. Marcus                                  James L. Koenig
     President and Chief Executive Officer            Senior Vice President and
     (Principal Executive Officer)                    Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on June XX, 2002 in the capacities indicated.

      Signature                        Title
      ---------                        -----

/s/   Clark A. Marcus                  Chief Executive Officer, President and a
---   ---------------

      Clark A. Marcus                  Director (Principal Executive Officer)

/s/   James L. Koenig                  Senior Vice President and Chief Financial
---   ---------------

      James L. Koenig                  Officer and a Director (Principal
                                       Financial and Accounting Officer)

/s/   Richard A. Abrahamson, M.D.      Director
---   ---------------------------

      Richard A. Abrahamson, M.D.

/s/   William Koch, M.D.               Director
---   ------------------

      William Koch, M.D.

/s/   Robert Veligdan, M.D.            Director
---   ---------------------

      Robert Veligdan, M.D.

/s/   Sharon Kay Ray                   Director
---   --------------

      Sharon Kay Ray

/s/   John A. Schild                   Director
---   --------------

      John A. Schild

/s/   Arnold Finestone                 Director
---   ----------------

      Arnold Finestone

/s/   Arthur Yeap                      Director
---   -----------

      Arthur Yeap

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                   Index to Consolidated Financial Statements

                                                                           Page
Report of Independent Accountants - 2001                                    F-2

Report of Independent Accountants - 2000                                    F-3

Consolidated Balance Sheet at December 31, 2001                             F-4

Consolidated Statements of Operations -
       years ended December 31, 2001 and 2000                               F-5

Consolidated Statements of Stockholders' Deficit -
       years ended December 31, 2001 and 2000                               F-6

Consolidated Statements of Cash Flows - years ended
       December 31, 2001 and 2000                                           F-7

Notes to Consolidated Financial Statements                                  F-8

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Eye Care International, Inc.

We have audited the accompanying consolidated balance sheet of Eye Care International, Inc. and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eye Care International, Inc. and Subsidiary as of December 31, 2001 and the consolidated results of their operations, changes in shareholders' deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the consolidated financial statements, the Company has incurred recurring losses from operations which raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note L. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements as of and for the year ended December 31, 2000 were audited by other auditors.

New York, New York                          /s/ Most Horowitz & Company, LLP
May 17, 2002                                Most Horowitz & Company, LLP

                          PHILIP J. ELENIDIS & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Eye Care International, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Eye Care International, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eye Care International, Inc. and Subsidiary as of December 31, 2000 and the results of its operations, changes in stockholders' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yonkers, New York                         /s/  Philip J. Elenidis & Company, LLP
May 9, 2001

984 North Broadway                             Phone:     (914) 965-1002
Yonkers, New York                              Fax:       (914) 965-8214

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

ASSETS
Current assets
        Cash                                                                               $      8,694
        Accounts receivable - net of allowance for doubtful accounts of $25,000 in 2001          21,894
        Prepaid interest                                                                         23,894
        Due from stockholder/officers                                                           316,704
        Other current assets                                                                     25,000
                                                                                            -----------

                 Total current assets                                                           396,186

Fixed assets                                                                                     13,777
Deferred offering costs                                                                          86,335
                                                                                            -----------

                 Total assets                                                              $    496,298
                                                                                            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
        Notes and loans payable                                                            $    766,000
        Accrued expenses and taxes payable                                                      928,307
        Deferred compensation                                                                   546,961
        Deferred revenue                                                                        186,497
                                                                                            -----------

                 Total current liabilities                                                    2,427,765
                                                                                            -----------

COMMITMENTS (Note K)

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, authorized 10,000,000 shares
  Series A convertible preferred stock;
     authorized: 1,500 shares; issued and outstanding: 745 shares                                     1
     (aggregate liquidation value: $745,000)
   Series B 6% cumulative convertible preferred stock;
     authorized, issued and outstanding: 685,715 shares
     (aggregate liquidation value: $367,407)                                                        686
Common stock $.001 par value; authorized: 30,000,000 shares;
   issued and outstanding 13,202,060                                                             13,202
Additional paid-in capital                                                                    8,908,615
Accumulated deficit                                                                         (10,853,971)
                                                                                            -----------
                 Total stockholders' deficit                                                 (1,931,467)
                                                                                            -----------

                 Total liabilities and stockholders' deficit                               $    496,298
                                                                                            ===========

 See notes to consolidated financial statements

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years ended December 31, 2001 and 2000

                                                                     2001               2000
                                                                     ----               ----
REVENUES
     Membership fees                                         $     440,331      $     482,362
                                                             -------------      -------------

EXPENSES
     Selling, general and administrative expenses                2,076,857          2,397,189
     Depreciation                                                   17,806             28,732
     Interest                                                       44,372              4,875
                                                             -------------      -------------

           Total expenses                                        2,139,035          2,430,796
                                                             -------------      -------------

           Net loss                                             (1,698,704)        (1,948,434)

Dividends attributable to preferred stockholders                   (41,143)           (26,264)
                                                             -------------      -------------

          Loss attributable to common stockholders           $  (1,739,847)     $  (1,974,698)
                                                             =============      =============

Basic loss per common share                                  $       (0.14)     $       (0.19)
                                                             =============      =============

Weighted average number of shares outstanding                   12,787,254         10,127,068
                                                             =============      =============

See notes to consolidated financial statements

                          EYE CARE INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years ended December 31, 2001 and 2000

                                         Preferred Stock
                                 ------------------------------
                                    Series A         Series B          Common Stock         Paid-In        Retained
                                 ------------------------------      -----------------
                                 Shares  Amount   Shares   Amount    Shares     Amount      Capital        Deficit        Total
                                 ------  ------   ------   ------    ------     ------      -------        -------        -----
Balance - Jan 1, 2000              495    $ 1                       9,010,300   $ 9,010    $6,787,245   $ (7,206,833)  $  (410,577)

Net Income                                                                                                (1,948,434)   (1,948,434)
Conversion of preferred stock
  into common stock               (300)                               600,000       600          (600)
Issuance of preferred stock        550            685,715    686                              849,314                      850,000
Issuance of common stock                                            1,750,590     1,751       485,072                      486,823
                                   ---    ---     -------   ----   ----------   -------    ----------   ------------   -----------

Balance - Dec. 31, 2000            745      1     685,715    686   11,360,890    11,361     8,121,031     (9,155,267)   (1,022,188)

Net Income                                                                                                (1,698,704)   (1,698,704)
Issuance of common stock                                            1,841,170     1,841       787,584                      789,425
                                   ---    ---     -------   ----   ----------   -------    ----------   ------------   -----------

Balance - Dec. 31, 2001            745    $ 1     685,715   $686   13,202,060   $13,202    $8,908,615   $(10,853,971)  $(1,931,467)
                                   ===    ===     =======   ====   ==========   =======    ==========   ============   ===========

See notes to consolidated financial statements

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2001 and 2000


                                                                                    2001             2000
                                                                                    ----             ----
Cash flow from operating activities net loss                                    $(1,698,704)      $(1,948,434)
Adjustment to reconcile net loss to net used in operating activities
    Write-offs of other current assets and other assets                             143,623
    Issuances of shares for services and interest                                    88,425
    Bad debts                                                                        47,561
    Depreciation                                                                     17,806            28,732
Changes in operating assets and liabilities
    (Increase) decrease in accounts receivables                                     (18,991)           61,538
    Increase in prepaid expenses                                                    (23,894)
    Decrease (increase) in other current assets and other assets                     18,742          (149,371)
    Increase in accounts payable and accrued expenses                               337,392           152,668
    Increase in deferred compensation                                               252,122           280,109
    Decrease in deferred revenue                                                   (132,750)          (30,150)
                                                                                -----------       -----------

Net cash used by operating activities                                              (968,668)       (1,604,908)
                                                                                -----------       -----------

Cash flow from investing activities
    Advances to stockholders/officers                                              (124,818)          (89,882)
                                                                                -----------       -----------

Cash flow from financing activities
    Proceeds from sales of common stock (net of expense of $39,000 in
       2001 and $71,978 in 2000)                                                    701,000         1,336,823
    Proceeds from notes and loans payable                                           498,500           234,000
    Deferred financing costs                                                        (86,335)
    Payments of notes and loans payable                                             (16,500)
                                                                                -----------       -----------

Net cash provided by financing activities                                         1,096,665         1,570,823
                                                                                -----------       -----------

Increase (decrease) in cash                                                           3,179          (123,967)

Cash - January 1,                                                                     5,515           129,482
                                                                                -----------       -----------

Cash - December 31,                                                             $     8,694       $     5,515
                                                                                ===========       ===========

Supplemental disclosures
    Interest paid                                                               $    22,329       $       875
                                                                                ===========       ===========

See notes to consolidated financial statements

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A - NATURE OF OPERATIONS

Eye Care International, Inc. and Subsidiary (Company) market vision care benefit plans and enhancements to plans provided by others. The Company's benefit plans and plan enhancements provide members and members of its plan sponsors (employers, associations and other organizations) the opportunity to obtain discounted eye care services and products from the Company's national network of ophthalmic physicians, optometrists, eyewear suppliers, etc.

B - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, National Vision Services, Inc. (inactive). All material intercompany balances and transactions have been eliminated.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Revenues and Commissions Recognition
------------------------------------

Substantially all revenues are earned from membership fees. Membership fees are recognized on the straight-line basis over the membership period, commencing upon the expiration of any cancellation periods. Commissions are recognized over the same period as the related revenues.

Fixed Assets
------------

Fixed assets, consisting primarily of office furniture and equipment, are stated at cost, net of accumulated depreciation. Fixed assets are being depreciated on accelerated and straight-line methods over the estimated useful lives of the assets.

Income Taxes
------------

Deferred income taxes have been provided for temporary differences between consolidated financial statements and income tax reporting.

Stock Based Compensation
------------------------

Compensation costs for stock and warrants issued to employees and non-employees are based on the fair value method.

Loss Per Share
--------------

Net loss per common share was computed on the weighted average number of shares outstanding during the year. Dilutive loss per common share has not been presented because it was anti-dilutive.

C - DUE FROM STOCKHOLDERS/OFFICERS

As of December 31, 2001, due from stockholders/officers included the following:

                Loans receivable (a)                   $  262,183
                Loans receivable (a)(b)                    41,065
                Travel advances                            13,456
                                                       ----------

                                                       $  316,704
                                                       ==========

                (a) without specific repayment terms or interest
                (b) stockholder and former officer

D - OTHER CURRENT ASSETS

During the year ended December 31, 2001, the Company wrote-off the following:

                Commission advances              $ 94,004
                Miscellaneous receivables          47,619
                Investment                          2,000
                                                 --------

                                                 $143,623
                                                 ========

E - NOTES AND LOANS PAYABLE

As of December 31, 2001 and 2000, notes and loans payable were as follows:

                Notes Payable (a)(d)             $393,000
                Notes Payable (b)(d)               81,500
                Loans Payable (c)(d)              241,500
                Notes Payable (a)                  50,000
                                                 --------

                                                 $766,000
                                                 ========

                (a) payable through December 2002 with interest ranging from
                    5.75% to 12%, per annum.
                (b) payable on demand with interest at 8%, per annum
                (c) payable without specific repayment terms or interest.
                (d) stockholders

F - PREFERRED STOCK

Series A Convertible preferred stock is nonvoting and bears no dividends. Each share is redeemable by the Company on the third anniversary of issuance at $1,200, per share, and convertible into 2,000 shares of Class A common stock, subject to adjustment. Upon a public offering of $5,000,000 or greater, the shares are automatically convertible.

During the year ended December 31, 2000, the Company issued 550 shares of Series A preferred stock, at $1,000 per share, for an aggregate of $550,000, and 300 shares of Series A preferred stock were converted into 600,000 shares of Class A common stock.

Series B Convertible preferred stock votes on an as if converted basis and bears cumulative dividends at 6%, per annum. Each share is convertible at $0.4375, per share, into Class A common stock.

In May 2000, the Company issued 685,714 shares of Series B preferred stock at $0.4375 per share, for an aggregate of $300,000.

As of December 31, 2001, cumulative preferred dividends in arrears were $67,407.

G - COMMON STOCK

Each Class A common share votes at one per share and each Class B common share votes at five per share.

In January 2001, the Company issued 9,000 shares of Class A common stock to an employee for salary of $3,800.

In March 2001, the Company issued 175,000 shares of Class A common stock in exchange for consulting services of $49,000.

In September and October 2001, the Company issued an aggregate of 30,000 shares of Class A common stock in exchange for interest on notes payable of $11,125.

As of December 31, 2001, the Company has reserved the following shares of common stock:

                Stock Option Plan                         750,000
                Series A preferred stock                1,490,000
                Series B preferred stock                  685,715
                Warrants                                4,487,718
                                                        ---------

                                                        7,413,433
                                                        =========

H - WARRANTS

During the years ended December 31, 2001 and 2000, the Company issued warrants to purchase 774,146 and 2,615,572 shares, respectively, of common stock in connection with sales of Series A common stock, exercisable at $0.50, per share, through 2005.

During the year ended December 31, 2001, the Company issued warrants to purchase 1,048,000 shares of Class A common stock in exchange for additional interest on notes payable of $24,500, exercisable at varying amounts through 2006.

During the years ended December 31, 2001 and 2000, a summary of warrant activity was:


                                                                        2001            2000
                                                                        ----            ----
          Warrants outstanding, beginning of year                     3,098,072         482,500
          Warrants issued as additional interest on notes payable     1,048,000
          Warrants issued on sales of Class A common stock              774,146       2,615,572
          Warrants cancelled                                           (432,500)
                                                                      ---------       ---------

          Warrants outstanding, ending of year                        4,487,718       3,098,072
                                                                      =========       =========




I - STOCK OPTION PLAN

The 1997 Stock Option Plan (Plan) is administered by the Board of Directors or a committee thereof and provides for options to purchase 750,000 shares of Class A common stock to be granted under the Plan to employees (including officers), directors, independent contractors and consultants to the Company. The Plan authorizes the issuance of incentive stock options (ISOs), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (NQSOs) and stock appreciation rights (SARs). Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the common stock at the time of grant. Generally, options shall be exercisable at 20%, per year, and shall be outstanding for ten years.

As of December 31, 2001, no options have been granted under the Plan.

J - INCOME TAXES

For the years ended December 31, 2001 and 2000, the Company's deferred taxes, were as follows:



                                                     2000        2001
                                                     ----        ----

         Net operating loss carryforwards         $ 470,000   $ 630,000
         Compensation                               130,000      70,000
         Valuation allowance                       (600,000)   (700,000)
                                                  ---------   ---------
                                                       None        None
                                                  =========   =========

    As of December 31, 2001, the tax effects of the components of deferred tax assets were as follows:

         Net operating loss carryforwards                 $ 3,100,000
         Compensation                                         200,000
         Valuation allowance                               (3,300,000)
                                                          -----------

                                                                 None
                                                          ===========

    As of December 31, 2001, realization of the Company's net deferred tax assets of approximately $3,300,000 were not considered more likely than not and, accordingly, a valuation allowance of $3,300,000 was provided.

    The following is a reconciliation of expected income tax benefit utilizing the Federal statutory tax rate to income tax benefit reported on the statement of operations.

                                                           2001         2000
                                                          ------        ----

Expected income tax benefit                             $ 600,000    $ 700,000
Change in valuation allowance arising in current year    (600,000)    (700,000)
                                                        ---------    ---------

                                                             None         None
                                                        =========    =========

    As of December 31, 2001, the Company had net operating loss carryforwards of approximately $9,000,000 available to reduce future taxable income expiring through 2016.

K - COMMITMENTS

Lease
-----

The Company is committed under a lease for office space through June 30, 2003, with an option to renew for one year. For the years ended December 31, 2001 and 2000, rent expense was $98,922 and $87,576, respectively.

As of December 31, 2001, future minimum annual payments under the lease were:

    Years Ending December 31,

                2002                    $100,620
                2003                      51,426
                                        --------

                                        $152,046
                                        ========

Employment Agreement
--------------------

The Company is committed under two employment agreements with officers, originally expiring in 1999 and 2001, with original base salaries of $150,000 and $125,000, respectively. Each provides for annual increases of no less than 15% and 10%, respectively, or increases in the Consumer Price Index, bonuses equal to 3% of pretax income above $1,000,000 and certain life and disability insurance.

The Company has amended both agreements for extension for the periods the officers have not received full annual salaries, currently resulting in extensions through 2007.

L - GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As of December 31, 2001, the Company had substantial negative working capital and accumulated deficit, resulting from recurring losses. The ability to continue as a going concern is dependent, among other things, upon the Company's obtaining additional working capital from equity or debt financings and the attainment of profitable operations.

Management believes that it has the necessary plan sponsors to obtain sufficient members to achieve profitability, but will continue to require additional working capital financing until that profitability is achieved. The Company is in the process of obtaining additional equity financing (Note N).

However, there is no assurance that additional financing will be obtained nor revenues will generate profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M - CHANGE IN ESTIMATE

As of December 31, 2001, the Company revised its estimating method for deferred revenue resulting in additional membership fees of $98,682. In the future, and upon obtaining an improved membership reporting system, the Company will most likely further improve its membership fee reporting.

N - SUBSEQUENT EVENTS

Notes Payable
-------------

Subsequent to December 31, 2001, the Company borrowed an aggregate of $347,000 from stockholders and others, payable one year from the date of issue with interest ranging from prime plus 1% to 12%, per annum. In connection with certain notes, the Company also issued warrants to purchase 260,000 shares of Class A common stock as additional interest. Each warrant is exercisable at varying prices per share for five years.

Common Stock
------------

Subsequent to December 31, 2001, the Company issued an aggregate of 175,000 shares of Class A common stock and warrants to purchase 175,000 shares of common stock for $75,000. Each warrant is exercisable at varying prices per share for five years.

Private Placement
-----------------

In March 2002, the Company entered into a letter of intent with a placement agent to underwrite a private placement of $2,500,000, consisting of notes payable of $2,000,000; 1,500,000 shares of common stock, and warrants to purchase 500,000 shares of Class A common stock. The notes will be due the earlier of October 30, 2003 or completion of a public offering of the Company's securities, with interest of 11% per annum. The warrants will be exercisable for five years following the offering, at $1.00 per share. The offering will also allow both the Series A and Series B preferred stockholders to convert their shares into additional notes, Class A common stock and warrants as it they were purchasing under the private placement at $1,000 and $0.4375, per share.

The placement agent shall receive a fee equal to 10% and a non-refundable expense allowance equal to 2% of the aggregate proceeds of the private placement sold, plus warrants to purchase 5,000 shares of Class A common stock at $1.00, per share.

O - RECLASSIFICATIONS

Certain 2000 amounts have been reclassified to conform to 2001 classifications.

                                  EXHIBIT INDEX

Exhibit No.  Exhibit

3.1*                Certificate of Incorporation, as amended
3.2*                By-laws
3.3**               Certificate of Designation for Series A Convertible
                    Preferred Stock
10.1**              1997 Stock Option Plan
10.2*               Employment Agreement with Clark Marcus
10.3*               Employment Agreement with James L. Koenig
10.4**              Provider Agreement - Ophthalmologist
10.5**              Provider Agreement - Optometrist/Opticians/Optical Outlets
10.6**              Marketing Brochure
10.7**              Membership Enrollment Form
10.8***             Letter of Intent
10.9****            Network Service Agreement with Motivano
10.10****           Agreement for Services with 1stinhealth.com, Inc.
21.1*               Subsidiaries

* Incorporated by reference to our Registration Statement on Form 10-SB filed on November 1, 1999.
** Incorporated by reference to our Form 10KSB, Amendment No. 2, for the year 1999.
*** Incorporated by reference to our Form 10KSB, Amendment No. 1+ for the year 2000.
**** Incorporated by reference to our Form 10QSB, Amendment No. 1, for the quarter ended September 30, 2001.