Form 10QSB/A
period 2001-09-30
EYE CARE INTERNATIONAL INC
filed 2002-06-05
CIK 949394

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                                  FORM 10-QSB

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
                                             ===========   ===========         ===========  ===========

                 EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                              (Unaudited)

                           Common       Preferred        Paid-in        Retained
                            Stock         Stock          Capital       Deficiency        Total
Balance December 31, 2000  $11,361      $    687       $ 8,121,031   $ (9,155,267)    $(1,022,188)

Net Income/(Loss)               --            --                --   $   (495,760)    $  (495,760)
Issuance of Capital Stock  $ 1,315      $     --       $   454,684   $         --     $   455,999
                           -------      --------       -----------   ------------     -----------

Balance March 31, 2001     $12,676      $    687       $ 8,575,715   $ (9,651,027)    $(1,061,949)

Net Income/(Loss)               --            --                --   $   (343,062)    $ ( 343,062)
Issuance of Capital Stock  $   446      $     --       $   194,554             --     $   195,000
                           -------      --------       -----------   ------------     -----------

Balance June 30, 2001      $13,122      $    687       $ 8,770,269   $ (9,994,089)    $(1,210,011)

Net Income/(Loss)               --            --                --   $   (412,157)    $  (412,157)
Issuance of Capital Stock  $    75      $     --       $    49,925             --     $    50,000
                           -------      --------       -----------   ------------     -----------

Balance September 30, 2001 $13,197      $    687       $ 8,820,194   $(10,406,246)    $(1,572,168)

                  EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year to Date September 30,      Quarter Ended September 30,
                                                        --------------------------      ---------------------------
                                                            2001         2000             2001          2000
                                                            ----         ----             ----          ----
                                                                                          (Unaudited)
Cash flow from operating activities

 Net loss                                               $(1,250,979)  $(1,537,855)     $(412,157)    $(406,204)

Adjustment to reconcile net income
 to net cash provided by operating activities
 Depreciation and amortization                               14,819        41,853          3,141         7,347

Changes in operating assets and liabilities
 Decrease in accounts receivables                            12,995       (18,313)        (1,430)        6,926
 Increase or decrease in miscellaneous
   receivables and advances                                 (47,178)      (78,995)        13,553       (28,477)
 Increase or decrease in deferred revenue                     2,580       (66,856)        15,681       (58,308)
 Increase or decrease in accrued expenses
   and taxes payable                                        384,479       448,788        141,906       141,023
                                                        -----------   -----------      ---------     ---------

Net cash used by operating activities                      (883,284)   (1,211,379)      (239,306)     (337,693)

Cash flow from investing activities
 Purchase of fixed assets                                        --            --             --            --

Cash flow from financing activities
 Proceeds from Notes                                        238,500            --        250,000            --
 Proceeds from sale of capital stock                        701,000     1,108,462         50,000       350,872
                                                        -----------   -----------      ---------     ---------

Increase or decrease in cash                                 56,216      (102,917)     $  60,694     $  13,179
Cash - January 1,                                             5,515       129,482          1,037        13,386
                                                        -----------   -----------      ---------     ---------
Cash - September 30,                                    $    61,731   $    26,565      $  61,731     $  26,565
Supplemental disclosures                                ===========   ===========      =========     =========
 Interest paid                                          $         0   $         0      $       0     $       0
                                                        -----------   -----------      ---------     ---------
Income taxes paid                                       $         0   $         0      $       0     $       0
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

          The Company's principal operating revenues consist of membership fees charged either directly to its member/subscribers, or indirectly through plan sponsors or through licensing arrangements with providers of other benefit plans in exchange for access by their member/subscribers to the Company's network of ophthalmologists on a similarly discounted basis.

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

      Results of Operations

      Three Months ended September 30, 2001 Compared to Three Months ended September 30, 2000.

      Sales. After recording the effects of the revenue recognition policy, sales for the three months ended September 30, 2001 of $79,449 were about $71,000 less than the $150,293 recorded for the same period in 2000. This decrease primarily resulted from the net deferral of nearly $74,000 of revenue during the quarter in order to comply with the revenue recognition policy prescribed by the regulatory authorities, as described in Note B.2. Sales for each of the periods since 1997, had declined because of a reduction in the annual membership fee, the adoption by the company of two-year and three-year memberships with significant reductions in the fee for the second and third years, and the loss of a wholesale client who marketed the company's vision plan as part of its multi-discount plan. Management believes this trend has begun to reverse, and will continue to reverse as new contracts with new wholesale clients (private label marketers who have large markets for the company's vision plan) are signed and implemented. Although revenue on a per member basis is expected to decline as the company moves into this next phase of its overall marketing strategy, overall sales, as well as net income on a per member basis, is expected to increase .

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

      Results of Operations

      Nine Months ended September 30, 2001 Compared to nine Months ended September 30, 2000.

      Sales. Year-to-date revenues of $259,642 for the year 2001 were $118,000 less than the $378,051 recorded in the same period of 2000 after recording the nearly $70,000 negative effect of the revenue recognition policy. This $118,000 decrease was primarily due to reduced sales of approximately $54,000 by two multi-discount private-labelers that included our vision plan as a component of theirs, the loss of a retail customer (approximately $14,000) and the $70,000 reduction in revenues due to the revenue recognition policy discussed in Note B.2, partially offset by about $33,000 obtained as a result of the addition of three new private label multi-discount plans marketing the Company's vision plan as part of their package. Revenues have declined each period since 1997 primarily because of a reduction in the annual membership fee, the adoption by the Company of two-year and three-year memberships with significant reductions in the fee for the second and third years, and the loss of a wholesale marketer of multi-discount products, including the Company's vision plan. Management believes that this trend will be reversed in late 2001 as contracts with wholesale clients (private label marketers who have large markets for the Company's vision plan) are signed and implemented. Although revenue on a per member basis is expected to decline as the company moves into this next phase of its overall marketing strategy, overall sales, as well as net income on a per member basis, is expected to increase.

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

      Commissions increased nearly $20,000 from $103,452 in 2000 to $123,742 for the first nine months of 2001 because of a legal settlement whereby the company agreed to forgive an employee/agent of a receivable for advanced commissions, which were then charged to expense. Because of the situation, it was more efficient to settle the suit and write off the receivable than to pursue collection through the courts. This charge was partially offset by decreased commissions due to reduced sales, the variation in the mix of the commission structure related to the sales, and the fact that private label sales require less, if any, commissions.

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

      Current year activity for the receivables are shown below.

                                                    Other (Including
                                       Officers     Former Agents)      Total

      Balance January 1, 2001          $139,724       $ 38,424         $176,148
      Additional loans and Advances     119,791              -          119,791
      Repayments                        (28,909)             -          (28,909)

      Balance
      September 30, 2001               $240,606       $ 38,424         $279,030

      Approximately $240,000 of the total advances of $279,030 are short-term advances to company officers (the CEO and the CFO), whom the Company owes nearly twice that amount for deferred compensation, which has been included on the balance sheet in accrued expenses and taxes payable. These employees have agreed that their deferred compensation can be used as collateral towards the receivables. Over half of the "Others" balance of $38,424 is pending the outcome of an appeal of a lawsuit initiated by a former agent against one of its clients. The suit was originally ruled in favor of the former agent, but has been appealed by its client.

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

      Note F to our audited financial statements for the year ended December 31, 2000, express uncertainty as to our ability to continue as a going concern. On April 3, 2001, the Company entered into a Letter of Intent with Thomas Fletcher & Co., Inc., a New York based broker dealer, to act as the Company's placement agent for a Private Placement of $2.5 million of debt and equity in the Company. This placement will be on a best-efforts basis, with a minimum offering of 40 units and a maximum of 100 units. Following the execution of the Letter of Intent, counsel for the Company commenced the preparation of a Private Placement Memorandum and simultaneously undertook representation of Thomas Fletcher & Co., Inc. as its counsel in connection with a Change of Control Application being filed on behalf of Thomas Fletcher & Co., Inc. with the NASD. Thomas Fletcher & Co., Inc. concluded it's due diligence activity on the Company sometime in late May/early June 2001 and approved the contents of the Private Placement Memorandum sometime during the last week of July 2001. At the time of said approval, the Change of Control Application with the NASD had not yet been processed. In late October, the placement agent received verbal authorization to commence its activities in connection with the Company's Private Placement. Although there can be no assurances, the Company believes Thomas Fletcher & Co., Inc.'s Change of Control Application will be processed to a successful completion. However, even if the Change of Control is approved, there is no assurance that the Company will receive any proceeds as a result of the letter of intent with Thomas Fletcher & Co.

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


      Exhibit 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      Exhibit No.       Exhibit

                        10.9            Network Service Agreement with Motivano

                        10.10           Agreement for Services with
                                        1stinhealth.com, Inc.

                  (b) Reports on Form 8-K

                      None

                                   Signatures


      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   EYE CARE INTERNATIONAL, INC.

      Date:  May 16, 2002
                                                     by:   /s/  James L. Koenig
                                       ----------------------------------------
                                       James L. Koenig, Chief Financial Officer