Form 10QSB/A
period 2002-03-31
EYE CARE INTERNATIONAL INC
filed 2002-06-07
CIK 949394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to ____________


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

Yes  X     No _____

As of June 1, 2002, the issuer had outstanding 13,357,060 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ____   No  X
                                                             ---

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      INDEX

PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         BALANCE SHEET - MARCH 31, 2002                    3

         STATEMENT OF OPERATIONS - For the Quarters
           Ended March 31, 2002 and 2001                   4

         STATEMENT OF CASH FLOWS - For the Quarters
           Ended March 31, 2002 and 2001                   5

         NOTES TO FINANCIAL STATEMENTS                     6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                   8


PART II  OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES                            10

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                 10

SIGNATURES                                                11

                          PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002

ASSETS
Current assets
        Cash                                                                                   $     14,235
        Accounts receivable - net of allowance for doubtful accounts of $25,000 in 2002              31,584
        Prepaid interest                                                                             31,360
        Due from stockholder/officers                                                               332,241
        Other current assets                                                                         25,000
                                                                                               ------------

                  Total current assets                                                              434,420

Fixed assets                                                                                         11,230
Deferred offering costs                                                                              86,335
                                                                                               ------------

                  Total assets                                                                 $    531,985
                                                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
        Notes and loans payable                                                                $    996,000
        Accrued expenses and taxes payable                                                          934,608
        Deferred compensation                                                                       642,322
        Deferred revenue                                                                            181,336
                                                                                               ------------

                  Total current liabilities                                                       2,754,266
                                                                                               ------------

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, authorized 10,000,000 shares
       Series A convertible preferred stock;
        authorized: 1,500 shares; issued and outstanding: 745 shares                                      1
        (aggregate liquidation value: $745,000)
       Series B 6% cumulative convertible preferred stock;
        authorized, issued and outstanding: 685,715 shares
        (aggregate liquidation value: $371,907)                                                         686
 Common stock $.001 par value; authorized: 30,000,000 shares;
       issued and outstanding 13,282,060                                                             13,282
 Additional paid-in capital                                                                       8,951,972
 Accumulated deficit                                                                            (11,188,222)
                                                                                               ------------

                  Total stockholders' deficit                                                    (2,222,281)
                                                                                               ------------

                  Total liabilities and stockholders' deficit                                  $    531,985
                                                                                               ============

See notes to consolidated financial statements

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the Quarters Ended March 31, 2002 and 2001

                                                                       2002              2001
                                                                       ----              ----
REVENUES
     Membership fees                                              $    72,559        $    98,134
                                                                  -----------        -----------

EXPENSES
     Selling, general and administrative expenses                     381,559            585,723
     Depreciation                                                       2,546              6,771
     Interest                                                          22,705              1,400
                                                                  -----------        -----------

          Total expenses                                              406,810            593,894
                                                                  -----------        -----------

          Net loss                                                   (334,251)          (495,760)

Dividends attributable to preferred stockholders                       (4,500)            (4,500)
                                                                  -----------        -----------

          Loss attributable to common stockholders                $  (338,751)       $  (500,260)
                                                                  ===========        ===========

Basic loss per common share                                       $     (0.03)       $     (0.04)
                                                                  ===========        ===========

Weighted average number of shares outstanding                      13,206,580         11,548,186
                                                                  ===========        ===========

See notes to consolidated financial statements

                  EYE CARE INTERNATIIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Quarters Ended March 31, 2002 and 2001

                                                                                   2002           2001
                                                                                   ----           ----
Cash flow from operating activities net loss                                    $(334,251)     $(495,760)
Adjustment to reconcile net loss to net used in operating activities
    Issuances of shares for services and interest                                  18,437         52,800
    Bad debts                                                                                     22,560
    Depreciation                                                                    2,546          6,771

Changes in operating assets and liabilities
    (Increase) decrease in accounts receivables                                    (9,690)       (12,764)
    Increase in prepaid interest                                                   (7,465)
    (Decrease) increase in other current assets and other assets                                  25,115
    Increase in accounts payable and accrued expenses                               6,301         75,528
    Increase in deferred compensation                                              95,361         53,060
    Increase (decrease) in deferred revenue                                      (  5,161)        14,601
                                                                                ---------      ---------

Net cash used by operating activities                                            (233,922)      (258,089)
                                                                                ---------      ---------

Cash flow from investing activities
    Advances to stockholders/officers                                            ( 15,537)       (50,837)
                                                                                ---------      ---------


Cash flow from financing activities
    Proceeds from sales of common stock (net of expense of
      $39,000 in 2001)                                                             25,000        403,200
    Proceeds from notes and loans payable                                         230,000
                                                                                ---------      ---------
Net cash provided by financing activities
                                                                                  255,000        403,200
                                                                                ---------      ---------

Increase in cash                                                                    5,541         94,274

Cash - January 1,                                                                   8,694          5,515
                                                                                ---------      ---------

Cash - March 31,                                                                $  14,235      $  99,789
                                                                                =========      =========

Supplemental disclosures
    Interest paid                                                               $   2,875           NONE
                                                                                =========      =========

See notes to consolidated financial statements

                  EYE CARE INTERNATIIONAL, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS

Eye Care International, Inc. and Subsidiary (Company) market vision care benefit plans and enhancements to plans provided by others. The Company's benefit plans and plan enhancements provide its member and those of its plan sponsors (employers, associations other organizations) the opportunity to obtain discounted eye care services and products from the Company's national network of ophthalmic physicians, optometrists, eyewear suppliers, etc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Eye Care International, Inc. together with Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended December 31, 2001. Interim results are not necessarily indicative of the results for a full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  NET LOSS PER SHARE

Basic net loss per share was computed based on the weighted average number of common shares outstanding during the period. Dilutive net loss per share has not been presented because it was anti-dilutive.

4.  NOTES PAYABLE

During the three months ended March 31, 2002, the Company borrowed $230,000 from stockholders and others, payable through March 2003, with interest ranging from prime plus 1% to 12%, per annum. During the three months ended March 31,2002, the Company issued 5,000 shares of Class A common stock and warrants to purchase 255,000 shares of Class A common stock in exchange for additional interest on the notes payable, with fair values of $18,438. The warrants are exercisable at various prices, per share, through March 2007.

5.  COMMON STOCK

During the quarter ended March 31, 2002, the Company sold 75,000 shares of Class A common stock together with warrants to purchase 75,000 shares of Class A common stock, exercisable at various prices, per share, through March 2007, for $25,000.

During the quarter ended March 31, 2002, 50,000 warrants expired.

6.  SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the Company borrowed an aggregate of $167,000 from stockholders and others, with interest rates ranging from prime plus 1% to 12%, per annum. In connection with these notes and shares issued, the Company issued warrants to purchase 105,000 shares of Class A common stock as additional interest.

The Company also issued 75,000 shares of Class A common stock and warrants to purchase 75,000 shares of Class A common stock to a stockholder for $25,000.

Each warrant is exercisable at various prices, per share, for five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001.

Sales. Memberships in the Company's program are sold primarily through independent agents and employee benefit consulting firms either directly to the employer, or to the employees through the employer's open enrollment process for benefits. Some sales are made by the Company soliciting enrollments of members of affinity groups with whom the Company has made arrangements to do so. Other sales are made through other companies that market multi-discount cards (such as combining dental and prescription with vision) to the general public, employers and affinity groups.

Sales for the quarter ended March 31, 2002, were $72,559, nearly $26,000 less than the prior year primarily because of the loss of two companies, later in the year 2001, who marketed the company's vision plan as part of their multi-discount plans, and the commencement of the Company's two-year and three-year memberships with significant reductions in the fee for the second and third years. Management believes this trend has reversed as new contracts with wholesale clients (private label marketers who have large markets for the Company's vision plan) are signed and implemented. Although revenue on a per member basis is expected to decline as the Company moves into this next phase of its overall marketing strategy, overall sales, as well as net income, are expected to increase.

Selling, General and Administrative Expenses. The major components of selling, general and administrative expenses (SG&A) are payroll, commissions, business travel, postage and printing, and professional/consulting fees. A schedule for the SG&A expenses for the quarter ended March 31, 2002, as compared to the same period in 2001, is presented below.

                                                2002          2001      Change
                                                ----          ----      ------

           Payroll & Related Expense        $247,639      $266,243    $ (18,604)
           Commissions                        22,948        39,773      (16,825)
           Business Travel                    38,200        66,917      (28,717)
           Postage & Printing                  7,289        20,914      (13,625)
           Professional/Consulting Fees       10,000        48,150      (38,150)
           Other Expenses                     55,483       143,726      (88,243)
                                            --------      --------    ---------

             Total SG&A                     $381,559      $585,723    $(204,164)
                                            ========      ========    =========

SG&A expenses for the quarter ended March 31, 2002 declined by over $204,000 from the same quarter in 2001.

Payroll and related expenses declined almost $19,000 because the Company eliminated certain positions since its manpower requirements temporarily declined due to the Company entering into the next phase of its marketing strategy. As the strategy develops, additional employees will be needed.

Commission expense decreased nearly $17,000 primarily because of reduced sales and an increase in non-commissioned sales.

Business travel decreased approximately $29,000 because the Company has entered into the next phase of its marketing strategy. Thus the Company does not need to attend as many trade shows and out-of-town meetings.

Postage and printing declined by more than $13,000 because the Company had sufficient inventory levels of marketing materials to accomplish its sales. Less marketing and fulfillment materials will be needed in the future because the company has entered into the next phase of its marketing strategy, whereby the clients will be responsible for such materials.

Professional/consulting expenses decreased $38,000 because of fewer legal issues and less use of financial/public relations consultants.

Other Expenses decreased about $88,000 primarily because of a $60,000 reduction in contracted labor, which the Company had used in prior years before the Company entered into the next phase of its marketing strategy, and because of a bad debt write-off of nearly $22,000 in 2001.

Interest Expense. For the quarter ended March 31 2002, interest expense of $22,705 increased more than $21,000 over the same period of 2001 as the Company issued additional interest bearing notes in late 2001 and early 2002 and issued warrants in exchange for additional interest. Interest rates varied between prime plus one percent to twelve percent.

Depreciation and Amortization Expense. Since no major depreciable assets were added during the first quarter of 2002 and 2001, depreciation expense of $2,546 was about $4,000 lower than in 2001 as assets became fully depreciated.

Current Assets - Due From Stockholders/Officers. These accounts include advances to current and former employees/officers primarily the CEO and CFO. These amounts are to be either repaid to the Company or deducted from amounts owed by the Company to the individuals. Current year activity for these receivables is shown below.

         Balance December 31, 2001            $316,704
         Additional loans and advances          15,537
                                              --------

         Balance March 31, 2002               $332,241
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

The Company used cash for operating activities of approximately $234,000 during the first quarter of 2002 and $258,000 during the first quarter of 2001, primarily for payroll, business travel and professional/consulting fees.

During the first quarters of 2002 and 2001 the Company raised about $255,000 and $403,000, respectively, through financing activities, primarily through the issuance of notes in 2002 and the sale of common stock in the first quarter of 2001.

Note J to our audited financial statements for the year ended December 31, 2001, expresses uncertainty as to our ability to continue as a "going concern". On March 25, 2002, the Company entered into a Letter of Intent with Thomas Fletcher & Co., Inc., a New York based securities firm, to act as the Company's placement agent for the private placement of up to $2.5 million of debt and equity. There are no assurances that the Company will receive any proceeds as a result of the letter of intent. Pending the closing of the private placement, sales of the Company's product and some of the Company's existing accredited investors have continued to financially support the Company's business activities. Some of the existing investors have indicated their intent to continue their support. This support is necessary for the Company's continued operations. Although there can be no assurances, management has no reason to believe that such support will not continue. However, if the Company is unable to obtain the private placement, or maintain it financial support, it may have to curtail or suspend operations.

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

PART II: OTHER INFORMATION

Item 2. Changes in Securities

During the first quarter of 2002, the Company issued an aggregate of 75,000 shares of common stock, together with warrants to purchase 75,000 shares of Class A common stock, to an accredited investor at an issue price of $1.00 per share. The warrants are exercisable at various prices, through March 2007.

During the quarter ended March 31, 2002, the Company issued a total of $230,000 of Notes Payable to stockholders and others, payable through March 2003, with interest ranging from prime plus 1% to 12%, per annum. In connection with these Notes, the Company issued 5,000 shares of Class A common stock and warrants to purchase 255,000 shares of Class A common stock in exchange for additional interest. These warrants are exercisable at various prices through March 2007.

These transactions were exempt from the registration requirements of the Securities Act under Section 4 (2) of the Securities Act and Rule 506 of Regulation D. The purchasers in each transaction represented their intent to acquire the securities for investment only and not with a view to or offer for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates for the securities issued in such transactions. All information about the securities in these transactions had adequate access to information about the Company and were sophisticated investors.

Item 6. Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 None

           (b)   Reports on Form 8-K

                 None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                    EYE CARE INTERNATIONAL, INC.

Date: June 7, 2002                                       by: /s/ James L. Koenig
                                    --------------------------------------------
                                        James L. Koenig, Chief Financial Officer