Form 10KSB/A
period 2001-12-31
EYE CARE INTERNATIONAL INC
filed 2002-06-17
CIK 949394

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

Item 3.  Legal Proceedings.

A former employee commenced an action in the Thirteen Judicial Circuit in and for Hillsborough County, Florida, against the Company and an officer of the Company for alleged entitlement to unpaid wages of $171,694, plus increase in wages and interest. The Company has answered the matter and asserted a counter claim to recover wages previously paid, alleging fraud. The Court has dismissed the officer from the matter. Discovery is ongoing. The Company is actively defending the action, however, the outcome of the action is uncertain. Management does not believe the outcome will have a material adverse effect on the Company.

We are not a party in any other litigation, that if adversely determined, would have a material adverse effect on our business.

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

Dated:   June 14, 2002

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on June 14, 2002 in the capacities indicated.

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

COMMITMENTS AND CONTINGENCY (Note K)

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

Employee Matter
---------------

A former employee commenced an action against the Company alleging entitlement to unpaid wages of $171,694, plus increase in wages and interest. The Company counterclaimed to recover wages previously paid. The Company is actively defending the action, however the outcome of either claim is uncertain and management does not believe the outcome will have a material adverse effect on the Company.

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