Form 10QSB
period 2002-06-30
EYE CARE INTERNATIONAL INC
filed 2002-08-20
CIK 949394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

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

Yes X      No______
    -

As of August 1, 2002, the issuer had outstanding 13,357,060 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes _____   No  X
                                                               -

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX

PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         BALANCE SHEET - JUNE 30, 2002                          3

         STATEMENT OF OPERATIONS - For the Six and
           Three Months ended June 30, 2002 and 2001            4

         STATEMENT OF CASH FLOWS - For the Six Months
           ended June 30, 2002 and 2001                         5

         NOTES TO FINANCIAL STATEMENTS                          6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                        8

PART II  OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES                                 11

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                      11

SIGNATURES                                                     12

SECTION 906 CERTIFICATION                                      13

                          PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002

ASSETS
Current assets
        Cash                                                                             $    10,933
        Accounts receivable - net of allowance for doubtful accounts of $25,000 in 2002       29,747
        Prepaid interest                                                                      25,801
        Due from stockholder/officers                                                        346,928
        Other current assets                                                                  25,000
                                                                                         -----------

                 Total current assets                                                        438,409

Fixed assets                                                                                   8,820
Deferred offering costs                                                                       86,335
                                                                                         -----------

                 Total assets                                                               $533,564
                                                                                         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
        Notes and loans payable                                                          $ 1,208,000
        Accrued expenses and taxes payable                                                   775,241
        Deferred compensation                                                                751,668
        Deferred revenue                                                                     165,156
                                                                                         -----------

                 Total current liabilities                                                 2,900,065
                                                                                         -----------

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, authorized 10,000,000 shares
    Series A convertible preferred stock;
        authorized: 1,500 shares; issued and outstanding: 745 shares                               1
        (aggregate liquidation value: $745,000)
    Series B 6% cumulative convertible preferred stock;
        authorized, issued and outstanding: 685,715 shares
        (aggregate liquidation value: $376,407)                                                  686
Common stock $.001 par value; authorized: 30,000,000 shares;
    issued and outstanding 13,357,060                                                         13,357
Additional paid-in capital                                                                 8,985,997
Accumulated deficit                                                                      (11,366,542)
                                                                                         -----------

                 Total stockholders' deficit                                              (2,366,501)
                                                                                         -----------

                 Total liabilities and stockholders' deficit                             $   533,564
                                                                                         ===========

 See notes to consolidated financial statements

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Six Months Ended June 30,          Three Months Ended June 30,
                                      --------------------------          ---------------------------
                                          2002           2001                  2002          2001
                                          ----           ----                  ----          ----

Revenues
     Membership fees                  $   146,738     $  180,193           $    74,178   $    82,059
                                      -----------     ----------           -----------   -----------

Selling, General and administrative
   expenses                               594,523      1,004,307               212,965       418,584
Depreciation                                4,957         11,678                 2,410         4,907
Interest                                   55,912          3,030                33,207         1,630
                                      -----------     ----------           -----------   -----------

     Total expenses                       655,392      1,019,015               248,582       425,121
                                      -----------     ----------           -----------   -----------

     Net loss                            (508,654)      (838,822)             (174,404)     (343,062)

Dividends attributable to preferred
   shareholders                             9,000          9,000                 4,500         4,500
                                      -----------     ----------           -----------   -----------

Loss attributable to common
   shareholders                       $  (517,654)    $ (847,822)          $  (178,904)  $  (347,562)
                                      ===========     ==========           ===========   ===========

Weighted average common shares
     outstanding                       13,281,646     11,967,520            13,342,225    12,766,784
                                      ===========     ==========           ===========   ===========

Basic loss per common share           $     (0.04)    $    (0.07)          $     (0.01)  $     (0.03)
                                      ===========     ==========           ===========   ===========

See notes to consolidated financial statements

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year to Date June 30,
                                                      ---------------------
                                                        2002          2001
                                                        ----          ----

Cash flow from operating activities
  Net loss                                          $ (508,654)   $ (838,822)

Adjustment to reconcile net loss to net
  cash used in operating activities
  Bad debts                                                           22,000
  Depreciation                                           4,957        11,678
Increase (decrease) in cash
    Accounts receivables                                (7,853)       (7,575)
    Prepaid interest                                    (1,907)
    Other current assets and other assets                             21,950
    Accounts payable and accrued expenses             (156,983)      110,526
    Deferred compensation                              204,707       132,046
    Deferred revenue                                   (21,341)      (13,101)
                                                    ----------    ----------

Net cash used by operating activities                 (487,074)     (561,298)
                                                    ----------    ----------

Cash flow from investing activities
  Increase in due from stockholders/officers           (30,225)      (82,680)
                                                    ----------    ----------

Cash flow from financing activities
  Proceeds from sales of common stock (net
    of expenses of $39,000 in 2001)                     50,000       651,000
  Payments of notes and loans payable                                (11,500)
  Proceeds from notes and loans payable                469,538
                                                    ----------    ----------

Net cash provided by financing activities              519,538       639,500

Increase (decrease) in cash                              2,239        (4,478)

Cash - January 1,                                        8,694         5,515
                                                    ----------    ----------

Cash - June 30,                                     $   10,933    $    1,037
                                                    ==========    ==========

Supplemental disclosures
  Interest paid                                     $    8,111          None
                                                    ==========    ==========



See notes to consolidated financial statements

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS

Eye Care International, Inc. and Subsidiary (Company) market vision care benefit plans and enhancements to plans provided by others. The Company's benefit plans and plan enhancements provide its member and those of its plan sponsors (employers, associations, and other organizations) the opportunity to obtain discounted eye care services and products from the Company's national network of ophthalmic physicians, optometrists, eyewear suppliers, etc.

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

3. NET LOSS PER COMMON SHARE

Basic net loss per common share was computed based on the weighted average number of common shares outstanding during the period. Dilutive net loss per share has not been presented because it was anti-dilutive.

4. NOTES PAYABLE

During the six months ended June 30, 2002, the Company borrowed $469,538 from stockholders and others, payable through June 2003, with interest ranging up to 12%, per annum. During the six months ended June 30,2002, the Company also issued 5,000 shares of Class A common stock and warrants to purchase 422,000 shares of Class A common stock in exchange for additional interest on these notes payable, and allocated the aggregate fair values of $27,538 to additional paid-in capital. The warrants are exercisable at various prices, per share, through June 2007.

5. COMMON STOCK

During the six months ended June 30, 2002, the Company sold 150,000 shares of Class A common stock together with warrants to purchase 75,000 shares of Class A common stock, exercisable at various prices, per share, through June 2007, for $50,000.

During the six months ended June 30, 2002, 50,000 warrants expired.

6. SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the Company borrowed an aggregate of $22,000 from stockholders and others, with interest rates ranging up to 12%, per annum. In connection with these notes, the Company issued warrants to purchase 10,000 shares of Class A common stock as additional interest. Each warrant is exercisable at $0.01 per share, for five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

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

Sales for the six months ended June 30, 2002, were $146,738, nearly $33,000 less than the prior year primarily because of the loss of two companies, later in the year 2001, who marketed the company's vision plan as part of their multi-discount plans, and the commencement of the Company's two-year and three-year memberships with significant reductions in the fee for the second and third years. Management believes this trend has reversed as new contracts with wholesale clients (private label marketers who have large markets for the Company's vision plan) are signed and implemented. Although revenue on a per member basis is expected to decline as the Company moves into this next phase of its overall marketing strategy, overall sales, as well as net income, are expected to increase.

Selling, General and Administrative Expenses. The major components of selling, general and administrative expenses (SG&A) are payroll, commissions, business travel, postage and printing, and professional/consulting fees. During the quarter, the Company cancelled $205,297 of accounts payable as a result of contract terminations, proposed or actual settlements, or final determinations that the Company was not liable for. These cancellations reduced expenses for the quarter and six months ended periods as follows: business travel ($34,682), printing ($27,088), payroll-related expenses ($23,308), professional/consulting fees ($70,565), commissions ($24,722) and other expenses ($24,932). A schedule for the SG&A expenses for the six months ended June 30, 2002 (including the effects of the items cancelled), as compared to the same period in 2001, is presented below.

                                            2002          2001         Change
                                            ----          ----         ------

          Payroll & Related Expense      $  457,169    $  514,891    $  (57,722)
          Commissions                         4,867        50,684       (45,817)
          Business Travel                    29,396        91,493       (62,097)
          Postage & Printing                 (7,789)       29,376       (37,165)
          Professional/Consulting Fees        9,751        73,350       (63,599)
          Other Expenses                    101,129       244,513      (143,384)
                                         ----------    ----------    ----------
            Total SG&A                   $  594,523    $1,004,307    $ (409,784)
                                         ==========    ==========    ==========

SG&A expenses for the six months ended June 30, 2002 declined by nearly $410,000, including the cancellations discussed above, from the same period in 2001.

Payroll and related expenses declined almost $58,000 because of the $23,000 of cancellations discussed above and because the Company eliminated certain positions since its manpower requirements temporarily declined due to the Company entering into the next phase of its marketing strategy. As the strategy develops, additional employees will be needed.

Commission expense decreased nearly $46,000 primarily because of the $25,000 of cancellations discussed above, reduced sales and an increase in non-commissioned sales.

Business travel decreased approximately $62,000 because of the $34,000 of cancellations discussed above and because the Company has entered into the next phase of its marketing strategy. Thus the Company does not need to attend as many trade shows and out-of-town meetings.

Postage and printing declined by more than $37,000 because of the $27,000 of cancellations discussed above combined with the fact that the Company had sufficient inventory levels of marketing materials to accomplish its sales. Less marketing and fulfillment materials will be needed in the future because the company has entered into the next phase of its marketing strategy, whereby the clients will be responsible for such materials.

Professional/consulting expenses decreased $63,000 because of the $70,000 of cancellations discussed above.

Other Expenses decreased about $143,000 primarily because of the $25,000 of cancellations discussed above, a $82,000 reduction in contracted labor, which the Company had used in prior years before the Company entered into the next phase of its marketing strategy, and because of a bad debt write-off of nearly $22,000 in 2001.

Interest Expense. For the six months ended June 30 2002, interest expense of $55,912 increased more than $52,000 over the same period of 2001 as the Company issued additional interest bearing notes in late 2001 and the first half of 2002 and issued warrants in exchange for additional interest

Depreciation and Amortization Expense. Since no major depreciable assets were added during the first half of 2002 and the year 2001, depreciation expense of $4,957 was nearly $7,000 lower than in 2001 as certain assets became fully depreciated.

Current Assets - Due From Stockholders/Officers. These accounts include advances to current and former employees/officers primarily the CEO and CFO. These amounts are to be either repaid to the Company or deducted from amounts owed by the Company to the individuals. Current year activity for these receivables is shown below.

         Balance December 31, 2001            $   316,703
         Additional loans and advances             30,225
                                              -----------

         Balance June 30, 2002                $   346,928
                                              ===========

Management has no reason to believe, especially in light of the above facts, that these amounts will not be collected or netted against amounts owed by the Company.

Liquidity and Capital Resources

Since inception, the Company's expenses have consistently exceeded revenues. Operations have primarily been funded from the issuance of debt and equity securities.

The Company used cash for operating activities of approximately $487,000 during the first six months of 2002 and $561,000 during the first half of 2001, primarily for payroll and related expenses, business travel, professional/consulting fees and rent.

During the first six months of 2002 and 2001 the Company raised about $520,000 and $640,000, respectively, through financing activities, primarily through the issuance of notes in 2002 and the sale of common stock in the first half of 2001.

Note L to our audited financial statements for the year ended December 31, 2001, expresses uncertainty as to our ability to continue as a "going concern". The Company has commenced a private offering, on a best efforts basis, of a minimum of $1,000,000 (40 units) and a maximum of $2,500,000 (100 units). Each unit includes $20,000 principal amount of 11% senior promissory notes due December 31, 2004, plus 15,000 shares of common stock and 5,000 warrants. Each warrant, which may be exercised for a period of five years from the date of issuance, may be used to purchase one share of common stock at an exercise price of $1.00 per share. The units are being offered only to accredited investors through a New York based securities firm as placement agent. In addition, upon the sale of the minimum amount of units, $1,063,000 principal amount of short-term promissory notes, all outstanding shares of preferred stock and all deferred compensation payable as of March 31, 2002, will be exchanged for additional units. We cannot assure you when or if we will receive funds from the sale of units. Unless we are able to obtain financing from the sale of units of the Private Placement or otherwise, or generate meaningful revenues from our operations, we may have to curtail or suspend operations.

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

PART II: OTHER INFORMATION

Item 2.  Changes in Securities

During the first six months of 2002, the Company issued an aggregate of 150,000 shares of common stock, together with warrants to purchase 75,000 shares of Class A common stock, to an accredited investor. The warrants are exercisable at $1.00 per share through June 2007.

During the first six months of, 2002, the Company issued a total of $442,000 principal amount of short-term promissory notes to stockholders and others, payable through June 2003, with interest ranging from prime plus 1% to 12%, per annum. In connection with the sale of these Notes, the Company issued 5,000 shares of Class A common stock and warrants to purchase 422,000 shares of Class A common stock in exchange for additional interest. These warrants are exercisable at various prices through June 2007.

These transactions were exempt from the registration requirements of the Securities Act under Section 4 (2) of the Securities Act. The purchasers in each transaction represented their intent to acquire the securities for investment only and not with a view to or offer for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in these transactions had adequate access to information about the Company and were sophisticated investors.

Item 6.  Exhibits and Reports on Form 8-K
            (a)  Exhibits

                 None

            (b)  Reports on Form 8-K

                 None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EYE CARE INTERNATIONAL, INC.
Date:  August 14, 2002

                                                  by: /s/ James L. Koenig
                                             -----------------------------------
                                             James L. Koenig, Chief Financial
                                             Officer

                            SECTION 906 CERTIFICATION

     We, Clark A. Marcus and James L. Koenig, Chief Executive Officer and Chief Financial Officer, respectively, of Eye Care International, Inc., certify, pursuant to 18 U.S.C. (S)1350, as enacted by (S)906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Eye Care International, Inc.

Dated: August 19, 2002

                                     by: /s/ Clark A. Marcus
                                     -------------------------------------------
                                     Clark A. Marcus, Chief Executive Officer

                                     by: /s/ James L. Koenig
                                     -------------------------------------------
                                     James L. Koenig, Chief Financial Officer