Form 10KSB/A
period 2001-12-31
EYE CARE INTERNATIONAL INC
filed 2002-09-27
CIK 949394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 2

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

Revenues have declined each period since 1997 primary because of a reduction in the annual membership fee, the adoption by the Company of two-year and three-year memberships with significant reductions in the fee for the second and third years, and the loss of two wholesale marketers of multi-product discount plans which included the Company's vision plan. Because of the introduction of two and three year memberships, at reduced rates, less revenue is recognized on a monthly basis than under a one year membership. Management believes this trend of declining revenues will reverse as new contracts with wholesale clients (private label marketers who have large markets for the company's vision plan) are signed and implemented. The Company has contracted with some wholesalers and implementation should be initiated within the next few months. Although revenues on a per member basis is expected to decline as the Company moves into this next phase of its overall marketing strategy, overall sales, as well as net income, is expected to increase.

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

Current Assets - Due From Shareholders/Officers. This account includes advances to current and former employees/officers, primarily the CEO and CFO. The Company has advanced amounts through December 31, 2001, to assist them as they have been deferring a large portion of their compensation. Commencing in early 2001, the Company began negotiating the terms of a private placement, which includes the conversion of the deferred compensation into units. Therefore any change in the current arrangement could have had a negative effect on the private placement. Assuming the private placement is successful, the shareholders/officers will then consider offsetting their loans to the extent of the remaining deferred compensation and will work on a method of extinguishing the remaining portion of the loans. If unsuccessful, the stockholders/officers will consider offsetting the entire amount. It is anticipated that the private placement will be completed and the loans will be resolved prior to the filing of the third quarter Form 10QSB. Current year activity for these receivables is shown below.

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

Going Concern

The Report of the Independent Accountants, page F-2 to our financial statements for the year ended December 31, 2001, expresses uncertainty as to our ability to continue as a "going concern". On March 25, 2002, the Company entered into a Letter of Intent with Thomas Fletcher & Co., Inc., a New York based securities firm, to act as the Company's placement agent for the private placement of up to $2.5 million of debt and equity. Following the execution of the Letter, counsel for the Company commenced the preparation of a private placement memorandum. There are no assurances that the Company will receive any proceeds as a result of the letter of intent. Pending the closing of the private placement, sales of the Company's product and some of the Company's existing accredited investors have continued to financially support the Company's business activities. Some of the existing investors have indicated their intent to continue their support. This support is necessary for the Company's continued operations. Although there can be no assurances, management has no reason to believe that such support will not continue. However, if the Company is unable to obtain the private placement, or maintain it financial support, it may have to curtail or suspend operations.

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

Item 13. Exhibits and Reports on Form 8-K.

          (a) Exhibits.

Exhibit No.                     Exhibit
3.1*          Certificate of Incorporation, as amended.
3.2*          By-laws.
3.3**         Certificate of Designation for Series A Convertible Preferred
              Stock.
10.1**        1997 Stock Option Plan.
10.2*         Employment Agreement with Clark Marcus.
10.3*         Employment Agreement with James L. Koenig.
10.4**        Provider Agreement - Ophthalmologist
10.5**        Provider Agreement - Optometrist/Optician/Optical Outlet
10.6**        Marketing Brochure
10.7**        Membership Enrollment Form
21.1*         Subsidiaries.
99            Section 302 Certifications
99            Section 906 Certifications
-----

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

Dated:   September 20, 2002

EYE CARE INTERNATIONAL, INC.

By:  /s/ Clark A. Marcus                          By: /s/ James L. Koenig
     -------------------                              --------------------

     Clark A. Marcus                                  James L. Koenig
     President and Chief Executive Officer            Senior Vice President and
     (Principal Executive Officer)                    Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on September 20, 2002 in the capacities indicated.

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

New York, New York                          /s/ Most Horowitz & Company, LLP
May 17, 2002                                Most Horowitz & Company, LLP

                          PHILIP J. ELENIDIS & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Eye Care International, Inc.
Tampa, Florida

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2000 of Eye Care International, Inc. and Subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations, changes in stockholders' deficit and cash flows of Eye Care International, Inc. and Subsidiary for the year then ended in conformity with generally accepted accounting principles.

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

Prepaid Interest
----------------

Prepaid interest has been capitalized and is being charged to operations over the terms of the related loan payable.

Stock Based Compensation
------------------------

Warrants issued to purchase shares of Class A common stock in exchange for additional interest were valued at amounts equal to the difference between the face interest and the estimated market interest rates.

Compensation costs for stock and other warrants issued to employees and non-employees are based on the fair value method.

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

C - DUE FROM STOCKHOLDERS/OFFICERS

As of December 31, 2001, due from stockholders/officers included the following:

                Loans receivable (a)(b)                $  262,183
                Loans receivable (a)(c)                    41,065
                Travel advances                            13,456
                                                       ----------

                                                       $  316,704
                                                       ==========

                (a) without specific repayment terms or interest
                (b) two stockholders/officers
                (c) stockholder and former officer

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

F - PREFERRED STOCK

Series A Convertible preferred stock is nonvoting and bears no dividends. Each share is redeemable by the Company at any time after the third anniversary of issuance at $1,200, per share, subject to available funds, and convertible into 2,000 shares of Class A common stock, subject to adjustment. Upon a public offering of $5,000,000 or greater, the shares are automatically convertible.

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

In September and October 2001, the Company issued an aggregate of 30,000 shares of Class A common stock in exchange for additional interest for below market interest on notes payable of $11,125.

As of December 31, 2001, the Company has reserved the following shares of common stock:

                Stock Option Plan                         750,000
                Series A preferred stock                1,490,000
                Series B preferred stock                  685,715
                Warrants                                4,487,718
                                                        ---------

                                                        7,413,433
                                                        =========

H - WARRANTS

During the years ended December 31, 2001 and 2000, the Company issued warrants to purchase 774,146 and 2,615,572 shares, respectively, of common stock in connection with sales of Series A common stock, exercisable at $0.50, per common share, through 2005.

During the year ended December 31, 2001, the Company issued warrants to purchase 1,048,000 shares of Class A common stock in exchange for additional interest on notes payable of $24,500, exercisable at varying amounts (weighted average price of $0.82), per common share through 2006.

During the years ended December 31, 2001 and 2000, a summary of warrant activity was:


                                                                               2001                     2000
                                                                      ---------------------    -----------------------
                                                                                   Weighted                   Weighted
                                                                                   Average                    Average
                                                                                   Exercise                   Exercise
                                                                        Warrants   Price        Warrants      Price
          Warrants outstanding, beginning of year                     3,098,072     $ 0.64       482,500       $ 1.41
          Warrants issued as additional interest on notes payable     1,048,000     $ 0.82                     $ 0.30
          Warrants issued on sales of Class A common stock              774,146     $ 0.50     2,615,572
          Warrants cancelled                                           (432,500)    $(1.46)
                                                                      ---------                ---------

          Warrants outstanding, ending of year                        4,487,718     $ 0.52     3,098,072       $ 0.64
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

M - CHANGE IN ESTIMATE

As of December 31, 2001, the Company revised its method to more accurately estimate deferred revenue resulting in additional membership fee revenue of $98,682 ($0.01, per common share). In the future, and upon obtaining an improved membership reporting system, the Company will most likely further improve its membership fee reporting.

N - SUBSEQUENT EVENTS

Notes Payable
-------------

Subsequent to December 31, 2001, the Company borrowed an aggregate of $397,000 from stockholders and others, payable one year from the date of issue with interest ranging from prime plus 1% to 12%, per annum. In connection with certain notes, the Company also issued warrants to purchase 397,000 shares of Class A common stock as additional interest. Each warrant is exercisable at varying prices (weighted average price of $0.46) per common share for five years.

Common Stock
------------

Subsequent to December 31, 2001, the Company issued an aggregate of 155,000 shares of Class A common stock and warrants to purchase 75,000 shares of common stock for $50,000. Each warrant is exercisable at varying prices (weighted average price of $0.05) per common share for five years.

Private Placement
-----------------

In March 2002, the Company entered into a letter of intent with a placement agent for a private placement of $2,500,000, consisting of notes payable of $2,000,000; 1,500,000 shares of common stock, and warrants to purchase 500,000 shares of Class A common stock. The notes will be due the earlier of December 31, 2004 or completion of a public offering of the Company's securities, with interest of 11% per annum. The warrants will be exercisable for five years following the offering, at $1.00 per common share. The offering will also allow both the Series A and Series B preferred stockholders to convert their shares into additional notes, Class A common stock and warrants as it they were purchasing under the private placement at $1,000 and $0.4375, per common share.

The placement agent shall receive a fee equal to 10% and a non-refundable expense allowance equal to 2% of the aggregate proceeds of the private placement sold, plus warrants to purchase 5,000 shares of Class A common stock at $1.00, per share.

As of December 31, 2001, the Company capitalized costs, consisting primarily of professional fees, related to the private placement of $86,335 incurred during the year ended December 31, 2001, and which will be charged to stockholders' equity (deficit) upon receipt of proceeds of the private placement.


O - RECLASSIFICATIONS

Certain 2000 amounts have been reclassified to conform to 2001 classifications.

                                  EXHIBIT INDEX

Exhibit No.  Exhibit

3.1*                Certificate of Incorporation, as amended
3.2*                By-laws
3.3**               Certificate of Designation for Series A Convertible
                    Preferred Stock
10.1**              1997 Stock Option Plan
10.2*               Employment Agreement with Clark Marcus
10.3*               Employment Agreement with James L. Koenig
10.4**              Provider Agreement - Ophthalmologist
10.5**              Provider Agreement - Optometrist/Opticians/Optical Outlets
10.6**              Marketing Brochure
10.7**              Membership Enrollment Form
10.8***             Letter of Intent
10.9****            Network Service Agreement with Motivano
10.10****           Agreement for Services with 1stinhealth.com, Inc.
21.1*               Subsidiaries
99                  Section 302 Certifications
99                  Section 906 Certifications

* Incorporated by reference to our Registration Statement on Form 10-SB filed on November 1, 1999.
** Incorporated by reference to our Form 10KSB, Amendment No. 2, for the year 1999.
*** Incorporated by reference to our Form 10KSB, Amendment No. 1+ for the year 2000.
**** Incorporated by reference to our Form 10QSB, Amendment No. 1, for the quarter ended September 30, 2001.