Form 10QSB/A
period 2002-06-30
EYE CARE INTERNATIONAL INC
filed 2002-09-27
CIK 949394

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

4. NOTES PAYABLE

During the six months ended June 30, 2002, the Company borrowed $469,538 from stockholders and others, payable through June 2003, with interest ranging up to 12%, per annum. During the six months ended June 30,2002, the Company also issued 5,000 shares of Class A common stock and warrants to purchase 422,000 shares of Class A common stock in exchange for additional interest for below market interest on these notes payable, and allocated the aggregate fair values of $27,538 to additional paid-in capital. The warrants are exercisable at various prices (weighted average price of $0.44), per common share, through June 2007.

5. COMMON STOCK

During the six months ended June 30, 2002, the Company sold 150,000 shares of Class A common stock together with warrants to purchase 75,000 shares of Class A common stock, exercisable at various prices (weighted average price of $0.05), per common share, through June 2007, for $50,000.

During the six months ended June 30, 2002, 50,000 warrants expired.

6. SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the Company borrowed an aggregate of $22,000 from stockholders and others, with interest rates ranging up to 12%, per annum. In connection with these notes, the Company issued warrants to purchase 10,000 shares of Class A common stock as additional interest. Each warrant is exercisable at $0.01, per common share, for five years.

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

Sales for the six months ended June 30, 2002, were $146,738, nearly $33,000 less than the prior year primarily because of the loss of two companies, later in the year 2001, who marketed the company's vision plan as part of their multi-discount plans, and the commencement of the Company's two-year and three-year memberships with significant reductions in the fee for the second and third years. Because of the introduction of two and three year memberships at reduced rates, less revenue is recognized on a monthly basis than under a one-year membership. Management believes this trend of declining revenues will reverse as new contracts with wholesale clients (private label marketers who have large markets for the Company's vision plan) are signed and implemented. The Company has contracted with some wholesalers and implementation should begin in the near future. Although revenue on a per member basis is expected to decline as the Company moves into this next phase of its overall marketing strategy (primarily wholesale sales rather than retail), overall sales as well as net income, are expected to increase.

Selling, General and Administrative Expenses. The major components of selling, general and administrative expenses (SG&A) are payroll, commissions, business travel, postage and printing, and professional/consulting fees. During the quarter, upon settlements of amounts due with various vendors, we wrote off accrued expenses of $205,297, reducing expenses during the quarter as follows: business travel ($34,682), printing ($27,088), payroll-related expenses ($23,308), professional/consulting fees ($70,565), commissions ($24,722) and other expenses ($24,932). A schedule for the SG&A expenses for the six months ended June 30, 2002 (including the effects of the items written-off), as compared to the same period in 2001, is presented below.

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
                                         ==========    ==========    ==========

SG&A expenses for the six months ended June 30, 2002 declined by nearly $410,000, including the write-offs discussed above, from the same period in 2001.

Payroll and related expenses declined almost $58,000 because of the $23,000 of write-offs discussed above and because the Company eliminated certain positions since its manpower requirements temporarily declined due to the Company entering into the next phase of its marketing strategy. As the strategy develops, additional employees will be needed.

Commission expense decreased nearly $46,000 primarily because of the $25,000 of write-offs discussed above, reduced sales and an increase in non-commissioned sales.

Business travel decreased approximately $62,000 because of the $34,000 of write-offs discussed above and because the Company has entered into the next phase of its marketing strategy. Thus the Company does not need to attend as many trade shows and out-of-town meetings.

Postage and printing declined by more than $37,000 because of the $27,000 of write-offs discussed above combined with the fact that the Company had sufficient inventory levels of marketing materials to accomplish its sales. Less marketing and fulfillment materials will be needed in the future because the company has entered into the next phase of its marketing strategy, whereby the clients will be responsible for such materials.

Professional/consulting expenses decreased $63,000 because of the $70,000 of write-offs discussed above.

Other Expenses decreased about $143,000 primarily because of the $25,000 of write-offs discussed above, a $82,000 reduction in contracted labor, which the Company had used in prior years before the Company entered into the next phase of its marketing strategy, and because of a bad debt write-off of nearly $22,000 in 2001.

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

Current Assets - Due From Stockholders/Officers. These accounts include advances to current and former employees/officers primarily the CEO and CFO. The Company has advanced amounts through June 30, 2002 to assist them as they have been deferring a large portion of their compensation. Commencing in early 2001, the Company began negotiating the terms of a private placement which includes the conversion of the deferred compensation into units. Therefore, any change in the current arrangement could have had a negative effect on the private placement. Assuming the private placement is successful, the shareholders/officers will then consider offsetting their loans to the extent of the remaining deferred compensation and will work on a method of extinguishing the remaining portion of the loans. If unsuccessful, the stockholders/officers will consider offsetting the entire amount. It is anticipated that the private placement will be completed and the loans will be resolved prior to the filing of the third quarter Form 10QSB. Current year activity for these receivables is shown below.

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

The Report of the Independent Accountants to our audited financial statements for the year ended December 31, 2001, expresses uncertainty as to our ability to continue as a "going concern". The Company has commenced a private offering, on a best efforts basis, of a minimum of $1,000,000 (40 units) and a maximum of $2,500,000 (100 units). Each unit includes $20,000 principal amount of 11% senior promissory notes due December 31, 2004, plus 15,000 shares of common stock and 5,000 warrants. Each warrant, which may be exercised for a period of five years from the date of issuance, may be used to purchase one share of common stock at an exercise price of $1.00 per share. The units are being offered only to accredited investors through a New York based securities firm as placement agent. In addition, upon the sale of the minimum amount of units, $1,063,000 principal amount of short-term promissory notes, all outstanding shares of preferred stock and all deferred compensation payable as of March 31, 2002, will be exchanged for additional units. We cannot assure you when or if we will receive funds from the sale of units. Unless we are able to obtain financing from the sale of units of the Private Placement or otherwise, or generate meaningful revenues from our operations, we may have to curtail or suspend operations.

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

During the first six months of, 2002, the Company issued a total of $469,538 principal amount of short-term promissory notes to stockholders and others, payable through June 2003, with interest ranging up to 12%, per annum. In connection with the sale of these Notes, the Company issued 5,000 shares of Class A common stock and warrants to purchase 422,000 shares of Class A common stock in exchange for additional interest on these notes. These warrants are exercisable at various prices (weighted average price of $0.44) per common share through June 2007.

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

                 99 Section 302 Certifications
                 99 Section 906 Certifications

            (b)  Reports on Form 8-K

                 None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EYE CARE INTERNATIONAL, INC.
Date:  September 20, 2002

                                                  by: /s/ James L. Koenig
                                             -----------------------------------
                                             James L. Koenig, Chief Financial
                                             Officer