Form 10QSB
period 2002-09-30
EYE CARE INTERNATIONAL INC
filed 2002-12-19
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

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

Yes X      No


As of December 1, 2002, the issuer had outstanding 13,357,060 shares of common stock, $.001 par value.




Transitional Small Business Disclosure Format: Yes       No  X

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                      INDEX



PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         BALANCE SHEET - SEPTEMBER 30, 2002                    3

         STATEMENT OF OPERATIONS - For the Nine and
           Three Months ended September 30, 2002 and 2001      4

         STATEMENT OF CASH FLOWS - For the Nine Months
            ended September 30, 2002 and 2001                  5

         NOTES TO FINANCIAL STATEMENTS                         6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATIONS                               8

ITEM 3   CONTROLS AND PROCEDURES                              11

PART II  OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES                                11

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                     11

SIGNATURES                                                    12

EXHIBITS                                                      13

                          PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002

ASSETS
Current assets

Cash                                                     $    6,106

        Accounts receivable - net of allowance for
        doubtful accounts of $25,000                         29,930
        Prepaid interest                                     12,921
        Other current assets                                 25,000
                                                         ----------

 Total Current assets                                        73,957


Fixed assets                                                  6,478
Due from stockholders/officers                              300,964
Due from stockholder                                         41,065
Deferred offering costs                                      86,335
                                                          ---------


                 Total assets                            $  508,799
                                                          =========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
        Notes and loans payable                          $1,449,000
        Accrued expenses and taxes payable                  839,679
        Deferred compensation                               835,288
        Deferred revenue                                    121,584


                 Total current liabilities                3,245,551
                                                          ---------

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, authorized
10,000,000 shares
      Series A convertible preferred stock;
         authorized: 1,500 shares; issued and
         outstanding: 745 shares                                  1
         (aggregate liquidation value: $745,000)
      Series B 6% cumulative convertible preferred
         stock; authorized, issued and outstanding:
         685,715 shares
         (aggregate liquidation value: $380,907)                686
 Common stock $.001 par value; authorized: 30,000,000
shares; issued and outstanding  13,357,060                   13,357
Additional paid-in capital                                8,986,497
Accumulated deficit                                     (11,737,293)


                  Total stockholders' deficit            (2,736,752)
                                                        ------------

                  Total liabilities and
                  stockholders' deficit                    $508,799
                                                        ============




                 See notes to consolidated financial statements

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                       Nine Months Ended Sept. 30,   Three Months Ended Sept. 30,
                                       ---------------------------   ----------------------------
                                           2002          2001                2002           2001
                                           ----          ----                ----           ----
Revenues
     Membership fees                    $ 222,426       $259,642          $   75,688    $    79,449
                                        ---------     ----------          -----------     -----------


Selling, General and administrative
   expenses                             1,207,156      1,487,626             407,335        483,319
Gain on write-off of liabilities         (205,297)
Depreciation                                7,299         15,819               2,342          4,141
Interest                                   92,673          7,176              36,761          4,146
                                        ---------     ----------          -----------     -----------

     Total expenses                     1,101,831      1,510,621             446,438        491,606
                                        ---------     ----------          -----------     -----------

     Net loss                            (879,405)    (1,250,979)           (370,750)      (412,157)

Dividends attributable to preferred
   shareholders                            13,500         13,500               4,500          4,500
                                       -----------    ------------        ------------    -----------

Loss attributable to common
   shareholders                       $  (892,905)   $(1,264,479)        $  (375,250)    $ (416,657)
                                       ===========    ============        =============   ===========

Weighted average common shares
     outstanding                       13,307,060     12,414,055          13,357,060     13,128,272
                                      ===========     ============        =============   ===========


Basic loss per common share           $     (0.07)   $     (0.10)        $    ( 0.03)    $   ( 0.03)
                                      ============    =============       ==============  ============



                 See notes to consolidated financial statements

                   EYE CARE INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  Year to Date Sept. 30,
                                                2002             2001
                                                ----             ----


Cash flow from operating activities
   Net loss                                   $(879,405)   $(1,250,979)

Adjustment to reconcile net loss to net
   cash used in operating activities
   Gain on write-off of liabilities             205,297
   Bad debts                                                    22,000
   Depreciation                                   7,299         15,819
Increase (decrease) in cash
      Accounts receivables                       (8,036)        12,995
      Prepaid interest                           10,973
      Other current assets and other assets                     58,441
      Accounts payable and accrued expenses    (297,843)       157,732
      Deferred compensation                     288,327        204,846
      Deferred revenue                          (64,913)         2,580
                                              -----------    ----------

Net cash used by operating activities          (738,301)      (776,566)
                                              -----------    ----------

Cash flow from investing activities
   Increase in due from stockholders/officers   (25,325)      (105,618)
   Purchases of fixed assets                                   ( 1,000)
                                              -----------    -----------

Net cash used in investing activities           (25,325)      (106,618)
                                              -----------    -----------

Cash flow from financing activities
   Proceeds from sales of common stock (net
      of expenses of $39,000 in 2001)            50,000        701,000
   Payments of notes and loans payable                         (11,500)
   Proceeds from notes and loans payable        711,038        250,000
                                              -----------    -----------

Net cash provided by financing activities       761,038        939,500
                                              -----------    -----------

Increase (decrease) in cash                      (2,588)        56,316

Cash - January 1,                                 8,694          5,515
                                              -----------     ----------

Cash - September 30,                          $   6,106    $    61,831
                                              ===========     ==========

Supplemental disclosures
   Interest paid                               $  8,798          None
                                              ===========     ==========





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

3. NET LOSS PER COMMON SHARE

Basic net loss per common share was computed based on the weighted average number of common shares outstanding during the period. Dilutive net loss per common share has not been presented because it was anti-dilutive.

4. NOTES PAYABLE

During the nine months ended September 30, 2002, the Company borrowed $711,038 from stockholders and others, payable through September 2003, with interest ranging up to 12%, per annum. During the nine months ended September 30, 2002, the Company also issued 5,000 shares of Class A common stock and warrants to purchase 432,000 shares of Class A common stock in exchange for additional interest on these notes payable, and allocated the aggregate fair values of $28,038 to additional paid-in capital. The warrants are exercisable at various prices (weighted average price of $0.41), per common share, through September 2007.

5. COMMON STOCK

During the nine months ended September 30, 2002, the Company sold 150,000 shares of Class A common stock together with warrants to purchase 75,000 shares of Class A common stock, exercisable at various prices (weighted average price of $0.05), per common share, through September 2007, for $50,000.

During the nine months ended September 30, 2002, 50,000 warrants expired.

6. SUBSEQUENT EVENTS

Notes Payable

Subsequent to September 30, 2002, the Company borrowed an aggregate of $45,000 from stockholders and others, with interest rates ranging up to 12%, per annum.

Private Placement

In March 2002, the Company entered into a letter of intent with a placement agent to underwrite a private placement of a minimum of $1 million and a maximum of $2.5 million, on a "best efforts" basis. Although the letter of intent was scheduled to expire, on its own terms, on September 30, 2002, the Company and the agent agreed to extend the expiration date to October 31, 2002. The agent was not successful in completing the offering and the Company elected not to further extend the letter of intent. Efforts continue to complete the offering independent of the agent. The Company has deferred $86,335 of expenditures related to this offering and, if unsuccessful, these expenditures will be written-off to operations during the fourth quarter of 2002.

Item 2.     Management's Discussion and Analysis or Plan of Operations



Results of Operations


Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

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

 Sales for the nine months ended September 30, 2002, were $222,426, approximately $37,000 less than the prior year primarily because of the reduction in sales of nearly $43,000 due to the loss of two companies, later in the year 2001, who marketed the company's vision plan as part of their multi-discount plans. Although there can be no assurances, management believes this trend of declining revenues will reverse as new contracts with wholesale clients (private label marketers who have large markets for the Company's vision plan) are signed and implemented. The Company has contracted with new wholesalers and implementation of these should begin in the near future. Although revenue on a per member basis is expected to decline as the Company moves into this next phase of its overall marketing strategy (primarily wholesale sales rather than retail), overall sales, as well as net income, are expected to increase.

Selling, General and Administrative Expenses. The major components of selling, general and administrative expenses (SG&A) are payroll, commissions, business travel, postage & printing, and professional/consulting fees. A schedule for the SG&A expenses for the nine months ended September 30, 2002, as compared to the same period in 2001, is presented below.

                                             2002         2001       Change
                                             ----         ----       ------

              Payroll & Related Expense   $  717,591   $  736,209  $ (18,618)
              Commissions                     36,279      123,742    (87,463)
              Business Travel                105,900      140,097    (34,197)
              Postage & Printing              32,571       48,624    (16,053)
              Professional/Consulting Fees   132,942      106,281     26,661
              Other Expenses                 181,873      332,673   (150,800)
                                          ----------   ----------  ----------

                Total SG&A                $1,207,156   $1,487,626  $(280,470)
                                          ==========   ==========  ==========

SG&A expenses for the nine months ended September 30, 2002 declined by $280,000 from the same period in 2001.

Payroll and related expenses approximately almost $18,000 because the Company eliminated certain positions since its manpower requirements temporarily declined due to the Company entering into the next phase of its marketing strategy. As the strategy develops, additional employees will be needed.

Commission expense decreased approximately $87,000 primarily because of reduced sales and an increase in non-commissioned sales.

Business travel decreased approximately $34,000 because the Company has entered into the next phase of its marketing strategy. Thus, the Company does not need to attend as many trade shows and out-of-town meetings.

Postage and printing declined by more than $16,000 because the Company had sufficient inventory levels of marketing materials to accomplish its sales. Less marketing and fulfillment materials will be needed in the future because the company has entered into the next phase of its marketing strategy, whereby the clients will be responsible for such materials.

Professional/consulting expenses increased $27,000 primarily because of additional accounting expenditures.

Other Expenses decreased about $151,000 primarily because of an $112,000 reduction in contracted labor, which the Company had used in prior years before entering into the next phase of its marketing strategy, and because of a bad debt write-off of nearly $22,000 in 2001.

Interest Expense. For the nine months ended September 30 2002, interest expense of $92,673 increased more than $85,000 over the same period of 2001 as the Company issued additional interest bearing notes in late 2001 and the first nine months of 2002 and issued warrants in exchange for additional interest

Depreciation and Amortization Expense. Since no major depreciable assets were added during the first nine months of 2002 and the year 2001, depreciation expense of $7,299 was nearly $8,500 lower than in 2001 as certain assets became fully depreciated.

Gain on Write-off of Liabilities. During the second quarter of 2002, upon settlement of amounts due with various vendors, we wrote-off accrued expenses totaling $205,297. This amount is comprised of $34,682 related to business travel, $27,088 to printing, $23,308 to payroll related expenses, $70,565 to professional/consulting fees, $24,722 to commissions, and $24,932 to other expenses.

Other Assets - Due From Stockholders/Officers. These accounts include advances to the CEO and CFO. The Company has advanced amounts to Mr. Marcus, our CEO, and to Mr. Koenig, our CFO, through June 30, 2002, to assist them as they have been deferring a large portion of their compensation. Commencing in early 2001, the Company began negotiating the terms of a private placement, which includes the conversion of the deferred compensation into units. Therefore, any change in the current arrangement could have had a negative effect on the private placement. Under the terms of the private placement, Mr. Marcus agreed to exchange $321,545 of deferred compensation for 12.9 Units and Mr. Koenig agreed to exchange $320,777 of deferred compensation for 12.8 Units. Assuming the private placement is successful; the shareholders/officers will then consider offsetting their loans to the extent of the remaining deferred compensation and will commence on January 1, 2003 the repayment of their advances over a three year period. To the extent that the advances are in excess of the deferred compensation, the shareholders/officers will also repay interest at a fair market rate. If the private placement is unsuccessful, the stockholders/officers will consider offsetting the entire amount in 2003. Current year activity for these receivables is shown below.

         Balance December 31, 2001            $275,638
         Additional loans and advances          25,326
                                            -----------

         Balance September 30, 2002           $300,964                   .
                                            ===========

Management has no reason to believe, especially in light of the above facts that these amounts will not be collected or netted against amounts owed by the Company. The Company has classified the Due From Stockholders/Officers as non-current.

Liquidity and Capital Resources

Since inception, the Company's expenses have consistently exceeded revenues. Operations have primarily been funded from the issuance of debt and equity securities.

 The Company used cash for operating activities of approximately $738,000 during the first nine months of 2002 and $777,000 during the first nine months of 2001, primarily for payroll and related expenses, business travel, professional/consulting fees and rent.

During the first nine months of 2002 and 2001, the Company raised about $761,000 and $940,000, respectively, through financing activities, primarily through the issuance of notes in 2002 and the sale of common stock in the first nine months of 2001.

The Report of the Independent Accountants to our audited financial statements for the year ended December 31, 2001, expressed uncertainty as to our ability to continue as a "going concern". The Company, in March 2002, commenced a private offering, on a best efforts basis, of a minimum of $1,000,000 (40 units) and a maximum of $2,500,000 (100 units). Each unit includes $20,000 principal amount of 11% senior promissory notes due December 31, 2004, plus 15,000 shares of common stock and 5,000 warrants. Each warrant, which may be exercised for a period of five years from the date of issuance, may be used to purchase one share of common stock at an exercise price of $1.00 per share. The units are being offered only to accredited investors through a New York based securities firm as placement agent. In addition, upon the sale of the minimum amount of units, $1,063,000 principal amount of short-term promissory notes, all outstanding shares of preferred stock and all deferred compensation payable as of March 31, 2002, will be exchanged for additional units. Although the letter of intent was scheduled to expire on September 30, 2002, the Company and the agent agreed to extend the expiration date to October 31, 2002. The agent was not successful in completing the offering and the Company did not extend the letter of intent. Efforts continue to complete the offering independent of the agent. The Company has deferred $86,335 of expenditures related to this offering and, if unsuccessful, these expenditures will be written-off to operations in the fourth quarter of 2002. We cannot be assured when, or if, we will receive funds from the sale of units. Unless we are able to obtain financing from the sale of units of the Private Placement or otherwise, or generate sufficient revenues from our operations, we may not continue as a going concern.

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


Item 3.  Controls and Procedures.

   Within 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

   There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.

PART II: OTHER INFORMATION

Item 2.  Changes in Securities

During the first nine months of 2002, the Company issued an aggregate of 150,000 shares of common stock, together with warrants to purchase 75,000 shares of Class A common stock, to an accredited investor. The warrants are exercisable at $1.00 per common share through September 2007.

During the first nine months of, 2002, the Company issued a total of $711,038 principal amount of short-term promissory notes to stockholders and others, payable through September 2003, with interest ranging from prime plus 1% to 12%, per annum. In connection with the sale of these Notes, the Company issued 5,000 shares of Class A common stock and warrants to purchase 432,000 shares of Class A common stock in exchange for additional interest. These warrants are exercisable at various prices (weighted average price of $0.41) per common share through September 2007.

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

Item 6.  Exhibits and Reports on Form 8-K
    (a)      Exhibits

             99   Section 302 Certifications
             99   Section 906 Certifications

(   (b)      Reports on Form 8-K

             Change of Independent Auditors filed November 7, 2002
             Amended Change of Independent Auditors filed November 14, 2002

                                   Signatures


          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        EYE CARE INTERNATIONAL, INC.

           Date:  December 12,2002

                                                by: /s/  James L. Koenig
                                                --------------------------------
                                                       James L. Koenig,
                                                   Chief Financial Officer
                                       12

                            SECTION 302 CERTIFICATION


         I, James L. Koenig, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Eye Care International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: December 12, 2002                By:  /s/ James L. Koenig
                                                --------------------------------
                                                         James L. Koenig,
                                                      Chief Financial Officer

                            SECTION 302 CERTIFICATION


         I, Clark A. Marcus, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Eye Care International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: December 12, 2002                By:  /s/ Clark A. Marcus
                                                --------------------------------
                                                        Clark A. Marcus,
                                                     Chief Executive Officer