Form 10KSB
period 2002-12-31
EYE CARE INTERNATIONAL INC
filed 2003-04-24
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

[_]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ____________________

Commission file number 0-27889

EYE CARE INTERNATIONAL, INC.
(Name of Small Business Issuer in its Charter)

Delaware	59-3206480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1511 North Westshore Boulevard, Suite 925 Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

(813) 289-5552
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, $.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Revenues for the issuer's most recent fiscal year were $287,735.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on April 11, 2003 was $2,671,412.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐              No ☐

                                                     APPLICABLE ONLY TO CORPORATE REGISTRANTS

              As of April 11, 2002, the issuer had 13,357,060 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Form 8-K filed April 07, 2003

PART I

Items 1 and 2 Description of Business and Properties

In this report, ECI refers to Eye Care International, Inc., a Delaware corporation, incorporated on May 31, 1994.  ECI’s executive offices are located at 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607.  Our telephone number is (813) 289-5552.  These facilities are leased and consist of approximately 4,400 square feet.  Our lease expires on June 30, 2003.  Rent expense associated with these premises and charged to operations for the twelve month period ending December 31, 2002 was $116,107.  It is management’s intention to renew the lease, retaining similar terms, for an additional three years.

Our Business

We market memberships in a comprehensive, national, non-insurance based, quality discount eye care and eyewear plan. The memberships entitle plan participants to obtain eye care services and products from our network of providers at rates which range from 20% to 60% below retail.  Additionally, beginning during the first quarter of 2003, we promote the distribution and sale of a line of nutraceuticals (vitamins) to enhance vision and cardiovascular health.  In consideration for this service, we have begun to receive endorsement fees and commissions.

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

We have experienced losses since we commenced operations in 1994, including, net losses of $1,365,546 and $1,698,705, for the fiscal periods ending December 31, 2002 an 2001, respectively.  Our ability to operate profitably depends upon market acceptance of our vision care plan and the development of an effective marketing organization.  We are presently unable to predict when and if we will generate sufficient revenues to become profitable.  However, during the first quarter of 2003 we have entered into several significant wholesale contracts with large marketing organizations that should generate sufficient revenues to reach profitability and positive cash flows beginning in the third quarter of 2003.  For example, in February of 2003, we signed a contract with a producer of vitamins which enhance vision.  The terms of this contract provide that ECI will receive a fee of $250,000 for endorsement of these products and subsequently commissions on sales through our network of providers.

Also during the first quarter of 2003, ECI management began working closely with a third party who is providing assistance with an anticipated private placement of equity funds. Although there can be no assurances, management believes that this private placement will be completed during the 2nd or 3rd quarter and provide approximately $5 million of working capital.  Any funding received will be used for completing the development of its marketing plan and building the necessary administrative infrastructure (also see the topic described as "Going Concern" included in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations).

Employees

As of April 8, 2003, we had seven full-time employees (the CEO, CFO, VP Marketing, VP Provider Relations, Accountant and two Customer Service Reps) and three part-time employees (two Customer Service Reps and one Computer Technician).

Item 3.  Legal Proceedings

For detailed information regarding lawsuits, claims, commitments, contingencies and related matters, see the information in Note L to the Financial Statements.  Other than to the extent of the lawsuits discussed in Note L to the Financial Statements, ECI is not a party in any other litigation that if adversely determined, would have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Trading Price Range and Dividends

ECI’s common stock was held by approximately 250 stockholders of record at December 31, 2002.  The Class A common stock is listed and traded principally on the OTC Bulletin Board under the symbol "EYCR."  Set forth below are the high and low closing prices for our Class A common stock on the OTC Bulletin Board for each quarter of the years ending December 31, 2002 and 2001.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2001	$0.4060	$0.1880
June 30, 2001	0.4990	0.1500
September 30, 2001	0.3400	0.0800
December 31, 2001	0.5500	0.0800
March 31, 2002	0.5100	0.1500
June 30, 2002	0.4800	0.1700
September 30, 2002	0.3800	0.2000
December 31, 2002	0.3000	0.0600

On April 11, 2003 the closing bid price of one share of our Class A common stock on the OTC Bulletin Board was $0.20.  As of the same date, there were 244 holders of record of our Class A common stock.

Dividends

The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements and financial condition. We have never paid any dividends on our Class A common stock and we do not anticipate paying such dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our operations.

Sales of Unregistered Securities

During 2002, we issued 155,000 shares of Class A common stock to two accredited investors for a total purchase price of $50,000.  These securities were not registered under the Securities Act as these transactions were exempt under Rule 506 of Regulation  D. We paid no fees in connection with these transactions.  There were no underwriters involved in these transactions and there were no underwriting discounts or commissions paid.  The purchasers in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities.  Appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in these transactions had adequate access to information about us and were sophisticated investors.

Equity Compensation Plans

In May 1997 ECI’s Board of Directors adopted, and our stockholders approved, the Eye Care International, Inc. 1997 Stock Option Plan.  The stock option plan is to be administered by the Board of Directors or a committee of the Board.  Pursuant to the plan, options to purchase 750,000 shares of class A common stock may be granted to directors, employees (including officers) and consultants.  To date, no options have been granted under the plan.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

 Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Revenues consist of memberships in the Company's program sold primarily through independent agents and employee benefit consulting firms, either directly to the member, or to the employee/members through the employer’s open enrollment process.  Some sales are made by the Company soliciting enrollments of members of affinity groups with whom the Company has made arrangements to do so.  Other sales are made by other companies that market multi-discount cards (such as combining dental and prescription with vision) to the general public, employers and affinity groups.

Revenues for the year ended December 31, 2002, of $287,735, decreased by approximately $153,000 from year earlier results.  This approximately 34 percent decrease from $440,331 in 2001 is attributable to several factors quantified as follows:

1. net cancellations of wholesale marketer contracts,	$32,000
2. net cessation of wholesale marketer business enterprise,	5,000
3. net cancellation of retail employer purchase programs,	41,000
4. net cancellation of retail voluntary purchase programs,	54,000
5. net cessation of business enterprise offering voluntary purchase program,	21,000
$153,000

Revenues have declined each period since 1997 primarily because of a reduction in the annual membership fee, the adoption by the Company of two-year and three-year memberships with significant reductions in the fee for the second and third years, and the loss of contracts as noted above.  Management has lacked the working capital to increase its sales and promotion programs.  Management is in the process of enhancing its wholesale sales program, recently signing several significant contracts, and continues developing its promotional program.  The new direction intended to reverse the historical trend focuses on obtaining new contracts with wholesale clients (private label marketers, having larger market share for the Company’s vision plan).  Recently a number of these new contracts have been negotiated and signed, and are in the process of being implemented.  Although revenues on a per member basis is expected to decline as the Company moves into this next phase of its overall marketing strategy, overall sales, as well as net income, is expected to increase due to significantly increased volumes.

Selling, General and Administrative Expenses:  The major components of selling, general and administrative expenses (G&A) are payroll, commissions, business travel, postage and printing, and professional/consulting fees.  A schedule for the A&G expenses is presented below.

	2002	2001	Change

Payroll & Related Expenses	$925,324	$1,008,887	$(83,563)
Commissions	16,609	164,251	(147,642)
Business Travel	120,107	185,949	(65,842)
Postage & Printing	14,387	81,377	(66,990)
Professional Fees	64,600	147,954	(83,354)
Other Expenses	310,749	488,439	(177,690)

Total Selling, general & administrative expenses	$1,451,776	$2,076,857	$(625,081)

SG&A expenses for the year 2002 declined by over $625,000 from the prior calendar year.

The decline in payroll and related expenses was in excess of $83,000.  This was primarily attributable to the Company eliminating certain positions as its manpower requirements were reduced.  As sales volumes increase and ECI's wholesale marketing strategy develops, additional employees will be required thus increasing associated personnel costs.

Commission expense decreased as a direct consequence of reduced sales and the 2001 write-off of advanced commissions (approximately $102,000) paid to former agents/employees.

Business travel, postage and printing, and professional fees, all decreased as a consequence of reduced activity, the Company's phase-in of its wholesale strategy, and management's conscious effort to control costs.

Interest expense and financial costs:.  For the twelve months ending December 31, 2002, interest expense and financial costs increased in excess of $147,000 from the preceding twelve month period.  The Company issued additional short-term interest bearing notes with an aggregate principal amount of $979,500.  Interest rates on these notes vary between 5.75% and 10.0%.  Additionally, costs previously deferred in the amount of $86,335, and associated with the intended 2001/02 private placement, were written off during 2002.

Depreciation expense:  No depreciable assets were acquired during 2002, and the majority of assets have been fully depreciated.  Consequently depreciation expense, computed on the straight-line basis over the asset's estimated life, declined by over $8,000.

Loans to Stockholders and Officers

During the twelve months ending December 31, 2002, loans and advances to stockholders and officers (primarily the CEO and CFO) increased by $35,961.  The Company has advanced these amounts to assist them as they have deferred a major portion of their compensation.  The total amount of these receivables at December 31, 2002 and current year change is shown below:

Balance December 31, 2001	$316,704
Advances current year	35,961
Balance December 31, 2002	$352,665

During the first quarter of 2003, the Company entered into agreements with the CEO and CFO whereby these officers forgave the Company $936,639 of deferred compensation in exchange for the Company's forgiveness of amounts totaling $282,984 from these loans and advances.

Liquidity and Capital Resources

Since inception, the Company’s expenses have consistently exceeded revenues. Operations have primarily been funded from the issuance of debt and equity securities.  Following is a summary of the net amounts provided by the issuance of debt and equity for each year ending December 31, 2002 and 2001:

	2002	2001
Issuance of short-term notes payable	$979,500	$673,000
Issuance of preferred stock	-0-	-0-
Issuance of common stock	50,000	789,425

There are no assurances that the Company will continue to be able to provide its working capital requirements with the issuance of debt or equity.  Sales of the Company's product and some of the Company's existing accredited investors have continued to financially support the Company's business activities. Some of the existing investors have indicated their intent to continue their support. This support is necessary for the Company's continued operations. Although there can be no assurances, management has no reason to believe that such support will not continue. However, if the Company is unable to obtain an anticipated  private placement, or maintain the financial support of its investors, it may have to curtail or suspend operations.

Going Concern

The Report of the Independent Accountant to our financial statements for the year ending December 31, 2002, expresses uncertainty as to our ability to continue as a “going concern”.

Subsequent to year-end 2002, the Company entered into numerous wholesale contracts with large marketing/sales organizations; entered into a contract with a company that markets eye care related product providing them with the ability to market their product to our providers and their patients, and began working with a consultant regarding a private equity investment in the Company. These arrangements were consistent with Management’s long term marketing plan and, in Management’s view, represented the eye wear/care industries growing awareness of the uniqueness of the Company’s vision product and its unique marketing position.

In 2003, we entered into contractual arrangements with marketing/sales organizations which call for these organizations to include ECI’s Vision Plan automatically with all of the sales or offerings of their other products/services. These agreements also provide that ECI’s plan will be the only discount vision plan offered and/or sold by these organizations. Examples of such organizations are MinervaHealth, Mustang Marketing, CareEntree, Inc., IMC Marketing, US Health Benefits, and VICI Marketing. The aggregate population of these groups is estimated to be in excess of 10 million. The Company has already invoiced one of these customers $12,000 in April 2003.  The  other customers are all in the launch or pre-launch stages, either providing for automatic inclusion of our plan with all of their sales, or offering our product on a private label basis.

In addition, as the result of a contract recently signed with a new mail order fulfillment provider, the Company has already begun to receive in the first quarter of 2003, an 8% commission on all purchases made by our members through the mail order portion of our program. Based upon national statistics, this could create for the Company revenues of nearly an additional $5 per each member per year. Revenues from this portion of our program will be of direct proportion to our total memberships and our ability to communicate information to the members regarding their Mail Order benefit. In some cases, the Company has been able to arrange for large scale distribution of our Mail Order (benefit) program only, at no distribution cost to the Company. This program is set for launch by mid 2003.

In 2003, we also signed a contract with a producer of vitamins designed to promote good eye health. Under the contract, the Company receives a $250,000 fee for having its medical panel endorse that company’s product. The producer has already paid the Company $80,000, and is obligated to pay the remaining $170,000 endorsement fee at the rate of $15,000 per month plus 7% of gross sales until the full amount is satisfied.  There are no additional conditions the Company must satisfy to receive these payments.  The Company also receives a 2% - 10% commission on all sales of that company’s products worldwide, for so long as they continue to use the company’s endorsement in connection with the sale of their product.  Revenues have already begun being recorded by the Company in the first quarter of 2003.  The total of all revenues (endorsement fees, mail order commissions and general membership fees) booked during the first quarter of 2003 are already almost as much as 2002 revenues.

In the first quarter of 2003, we were contacted by a Chicago based financial consulting firm in regards to a private placement of equity funds of $5 million. Although both the consulting firm and the Company are cautiously optimistic that the private placement will close, there can be no assurance of a successful completion.

Through 2002, for the most part, the Company was financially dependent upon the continued support of its existing accredited investors. Many of these investors, have supported the Company since its inception, and have indicated their intent to continue their support because of their belief in the concept of the Company and because of the recent sales/marketing activities described above. This support is necessary, until revenues from sales, commissions, and endorsement fees are sufficient for the Company’s continued operation. Historically, the support has been through either equity investments, promissory notes, or a combination of the two.  We have no way of knowing what the requirements will be in the future.

Management believes that the increase in the Company’s sales activity is due, primarily to several factors:

  The Company is now the nations largest discount vision provider, with the ability to service most urban, suburban, and rural populations.

  The Company is the only discount vision network of Eye MD’s who discount all of their medical services including all elective procedures, such as LASIK.

  The Company’s vision plan includes as a core benefit one free eye exam annually per family membership.

  The Company’s product is affordably priced, making it attractive as a premium "add-on" component to other company’s health care plans that do not have these unique features. Management believes it has now established the market acceptability of its product and that the low costs and demographics (growing needs) are the driving force, behind its increased sales activities.

Although there can be no assurances that the above-described transactions will be successful, management believes that significant revenues will be generated from these contracts, that the investors will continue their support of the Company, and that the private placement will be completed. However, if the Company is unable to obtain the private placement, or maintain its financial support, or if sales do not increase, then the Company may have to curtail or suspend operations.

Forward-Looking Statements

This report includes forward-looking statements that are not based upon historical facts. These statements, which discuss future expectations, estimate the happening of future events, or our results of operations or financial condition for future periods, can be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "intend," "anticipate," "estimate" "continue," or similar words. These forward-looking statements are subject to uncertainties, and there are important factors that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Item 7.  Financial Statements.

EYE CARE INTERNATIONAL, INC.
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

DRESLIN FINANCIAL SERVICES
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Eye Care International, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Eye Care International, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eye Care International, Inc. and Subsidiary as of December 31, 2002 and the consolidated results of their operations, changes in shareholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the consolidated financial statements, the Company has incurred recurring losses from operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note M. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements as of and for the year ended December 31, 2001 were audited by other auditors.

/s/ Dreslin Financial Services

Dreslin Financial Services
Certified Public Accountants
Seminole, Florida

April 15, 2003

MOST HOROWITZ & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Eye Care International, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Eye Care International, Inc.  as of December 31, 2001 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eye Care International, Inc. and Subsidiary as of December 31, 2001 and the consolidated results of their operations, changes in shareholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the consolidated financial statements, the Company has incurred recurring losses from operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note L. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York                                                                                                           /s/ Most Horowitz & Company, LLP
May 17, 2002                                                                                                                         Most Horowitz & Company, LLP

EYE CARE INTERNATIONAL, INC.
BALANCE SHEETS
December 31, 2001 and 2002

ASSETS

	2002	2001
Current assets
Cash	$78,097	$8,694
Accounts receivable (net of allowance for doubtful accounts)	22,670	21,894
Non-trade receivables and employee receivables	5,050	25,000
Prepaid interest	-0-	23,984

Total current assets	105,817	79,482

Loans and Advances to Stockholders and Related Parties	352,665	316,704
Fixed assets (net of accumulated depreciation)	4,135	13,777
Deferred offering costs	-0-	86,335

Total assets
	$462,617	$496,298

LIABILITIES AND STOCKHOLDER’S DEFICIT

	2002	2001

Current liabilities
Accounts payable	$736,078	$894,875
Loans and notes payable	1,745,500	766,000
Accrued expenses and payroll taxes	94,277	33,432
Deferred compensation	1,028,011	546,961
Deferred revenue	105,765	186,497
Total current liabilities	3,709,631	2,427,765

Stockholder’s Equity and Accumulated Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized: Series A convertible preferred stock; 1,500 shares authorized; 745 shares issued and outstanding (aggregate liquidation value: $745,000)	1	1
Series B 6% cumulative convertible preferred stock; authorized, issued and outstanding: 685,715 shares	686	686

Common stock (Note G) $.001 par value; 30,000,000 shares authorized; 13,357,060 shares and 13,202,060 shares issued and outstanding at 31 December 2002 and 2001, respectively	13,357	13,202
Additional paid-in capital	8,958,460	8,908,615
Accumulated deficit	(12,219,518)	(10,853,971)

Total stockholder’s equity and accumulated deficit	(3,247,014)	(1,931,467)

Total liabilities and stockholders' deficit	$462,617	$496,298

See notes to consolidated financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2002 and 2001

	2002	2001
REVENUES
Membership fees	$287,735	$440,331

EXPENSES
Selling, general and administrative expenses	1,451,776	2,076,857
Depreciation	9,642	17,806
Interest & Financial Costs	191,864	44,372

Total expenses	$1,653,282	$2,139,035

Net loss	$(1,365,547)	$(1,698,704)

Dividends attributable to preferred stockholders	(18,000)	(41,143)

Loss attributable to common stockholders	$(1,383,547)	$(1,739,847)

Basic loss per common share	$(0.10)	$(0.14)

Weighted average number of shares outstanding	13,319,265	12,787,254

See notes to consolidated financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDER’S
ACCUMULATED DEFICIT
Years ended December 31, 2002, 2001 and 2000

	Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Deficit	Total

Balance – Jan 1, 2001	745	$1	685,715	$686	11,360,890	$11,361	$8,121,031	$(9,155,267)	$(1,022,188)
Net Income								(1,698,704)	(1,698,704)
Conversion of preferred stock into common stock
Issuance of common stock					1,841,170	1,841	787,584		789,425

Balance – Dec. 31, 2001	745	1	685,715	686	13,202,060	13,202	8,908,615	(10,853,971)	(1,931,467)

Net Income								(1,365,547)	(1,365,547)
Issuance of common stock					155,000	155	49,845		50,000

Balance – Dec. 31, 2002	745	$1	685,715	$686	13,357,060	$13,357	$8,958,460	$(12,219,518)	$(3,247,014)

See notes to consolidated financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2002 and 2001

	2002	2001

Cash flow from operating activities net loss	$(1,365,547)	$(1,698,704)
Adjustment to reconcile net loss to net used in operating activities
Write-offs of deferred financing costs and other assets	99,256	143,623
Issuances of shares for services and interest		88,425
Bed debts		47,561
Depreciation	9,642	17,806
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	19,174	(18,991)
(Increase) decrease in prepaid interest & other prepaid expenses	10,973	(23,894)
(Increase) decrease in other current assets		18,742
Increase (decrease) in accounts payable and accrued expenses	(97,952)	337,392
Increase (decrease) in deferred compensation	481,050	252,122
Increase (decrease) in deferred revenue	(80,732)	(132,750)

Net cash used by operating activities	(924,136)	(968,668)

Cash flow from investing activities
Advances to stockholders/officers	(35,961)	(124,818)

Cash flow from financing activities
Proceeds from sales of common stock (net of expense of $39,000 in 2001)	50,000	701,000
Proceeds from short term borrowings (notes and loans payable)	979,500	498,500
Deferred financing costs	-0-	(86,335)
Payments of notes and loans payable	-0-	(16,500)

Net cash provided by financing activities	1,029,500	1,096,665

Increase (decrease) in cash	69,403	3,179

Cash - January	8,694	5,515

Cash - December 31,	$78,097	$8,694

Supplemental disclosures Interest paid	$15,761	$22,329

See notes to consolidated financial statements

EYE CARE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A – NATURE OF OPERATIONS

Eye Care International, Inc. (the Company) markets vision care benefit plans and enhancements to plans provided by others. The Company's benefit plans and plan enhancements provide members and members of its plan sponsors (employers, associations and other organizations) the opportunity to obtain discounted eye care services and products from the Company’s national network of ophthalmic physicians, optometrists, eyewear suppliers, etc.

B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

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

Substantially all revenues are earned from membership fees.  Membership fees are recognized on the straight-line basis over the membership period, commencing upon the expiration of any cancellation periods.  Commissions are recognized when associated membership sales are recorded, whether recorded as deferred revenue or recognized in income.

Fixed Assets

Fixed assets, are carried at cost.  The Company provides depreciation over the estimated useful lives of the fixed assets using the straight-line method.  Upon retirement or sale of fixed assets, their net book value is removed from the amounts and the difference between such net book value and proceeds received is income or loss.  Expenditures for maintenance and repairs are charged to income while renewals and betterment's are capitalized.

Estimated useful lives are as follows:

Furniture Office Equipment	7 years 5 years

Income Taxes

The Company has adopted SFAS 109.  The Company has not made a provision for income tax purposes due to incurring losses since inception.  The net losses of approximately $9,600,000 can be carried forward to offset future taxable income.  The net operating loss carry-forward begins expiring in 2011.

Loss Per Share

The Company has adopted SFAS 128, Earnings per Share issued by the Financial Accounting Standards Board.

Net loss per share was computed based on the weighted average number of shares outstanding during the periods presented.

Diluted earnings per share is considered to be the same as basic earnings per share since the effect of common stock options and warrants and preferred stock are anti-dilutive.

C – DUE FROM STOCKHOLDERS/OFFICERS

As of December 31, 2002, due from stockholders/officers included the following:

Loans receivable (a)	$325,074
Travel advances	27,591
$352,665

(a) without specific repayment terms or interest

D – FIXED ASSETS

Property, plant and equipment is carried at cost.  The cost and related accumulated depreciation as of December 31, 2002 is summarized as follows:

Machinery and equipment	$72,585
Office furniture	51,845
Less accumulated depreciation and amortization	(120,295)

Total	$4,135

E – NOTES AND LOANS PAYABLE

As of December 31, 2002 notes and loans payable were as follows:

Notes Payable (a)(d	$979,000
Notes Payable (b)(d)	474,500
Loans Payable (c)(d)	242,000
Notes Payable (a)	50,000

$1,745,500

(a)  payable through December 2003 with interest ranging from 5.75% to 12%, per annum.
(b)  payable on demand with interest at 8%, per annum
(c)  payable without specific repayment terms or interest
(d)  stockholders

F – PREFERRED STOCK

Series A Convertible preferred stock is nonvoting and bears no dividends.  Each share is redeemable by the Company on the third anniversary of issuance at $1,200, per share, and convertible into 2,000 shares of Class A common stock, subject to proportional adjustment for any stock splits declared and paid.  Upon a public offering of $5,000,000 or greater, the shares are automatically convertible.

Series B Convertible preferred stock votes on an as if converted basis and bears cumulative dividends at 6%, per annum.  Each share is convertible at $0.4375, per share, into Class A common stock.

As of December 31, 2002, cumulative preferred dividends in arrears were $51,000.

G- COMMON STOCK

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

As of December 31, 2002, the Company has reserved the following shares of common stock:

Stock Option Plan	750,000
Series A preferred stock	1,490,000
Series B preferred stock	685,715
Warrants	5,434,718

8,360,433

H – WARRANTS

During the years ended December 31, 2002 and 2001, the Company issued warrants to purchase 512, 000 and 774,146 shares, respectively, of common stock in connection with sales of Series A common stock, exercisable at $0.50, per common share, through 2006.

During the year ended December 31, 2001, the Company issued warrants to purchase 1,048,000 shares of Class A common stock in exchange for additional interest on notes payable of $24,500, exercisable at varying amounts (weighted average price of $0.82) per common share through 2006.

During the years ended December 31, 2002 and 2001, a summary of warrant activity was:

	2002		2001
	Warrants	Price	Warrants	Price
Warrants outstanding, beginning of year	4,487,718	$ 0.52	3,098,072	$ 0.64
Warrants issued as additional interest on notes payable	922,000	$ 0.21	1,048,000	$ 0.82
Warrants issued on sales of Class A common stock	75,000	$ 0.05	774,146	$ 0.50
Warrants cancelled	(50,000)	$(1.00)	(432,500)	$(1.46)

Warrants outstanding, ending of year	5,434,718	$ 0.46	4,487,718	$ 0.52

I – STOCK OPTION PLAN

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

As of December 31, 2002, no options have been granted under the Plan.

J – FAIR VALUES OF FINANCIAL INSTRUMENTS

All financial instruments are held or issued for purposes other than trading.  The carrying amount of cash, accounts receivable, accounts payable and other current liabilities approximates fair value because of their short maturity.  The carrying amount of notes payable approximates their fair value based on current market interest rates offered by the Company.

 K – COMMITMENTS AND CONTINGENCY

Lease

The Company is committed under a lease for office space through June 30, 2003, with an option to renew for one year.  For the years ended December 31, 2002 and 2001, rent expense was $116,107 and $98,922, respectively.

As of December 31, 2002, future minimum annual payments under the lease were:

            Years Ending December 31,

2003	$51,426
$51,426

L – LITIGATION AND CONTINGENCIES

The Company is a defendant in a lawsuit filed on May 30, 2001, alleging that Eye Care International, Inc. breached an alleged contract for chauffeur services rendered in New York and alleging damages of approximately $35,000.  The invoices have been disputed by the Company, and negotiations are on-going to reach a settlement on the matter.  The Company has offered a $6,000 settlement and the Plaintiff has countered requesting $8,000.  Management believes the matter will be settled for this approximate cost.  However, if agreement is not reached the Plaintiff has requested a trial date in June, 2003.  No provision for this possible expense has been account for on the books of the Company.

The Company is a defendant in a lawsuit whereby the Plaintiff alleges they are owed approximately $40,000 for a promissory note that became due and payable in 1997 for legal service performed on behalf of the Company.  The Company's position is that the promissory note was cancelled because the legal services were never performed for the Company.  The Company believes that it is not liable to the plaintiffs, and plan to vigorously defend its position.

The Company is a defendant in a lawsuit whereby the Plaintiff alleges he is owed approximately $15,000 in accordance with Master Agent Employment Contract entered into by the parties on January 18, 2002.  The Plaintiff alleges he is entitled to recover lost wages, and loss of future profits.  It is anticipated that the parties will reach an amicable settlement.  No provision for this possible expense has been accounted for on the books of the Company.

M – GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As of December 31, 2002, the Company had substantial negative working capital and accumulated deficit, resulting from recurring losses. The ability to continue as a going concern is dependent, among other things, upon the Company's obtaining additional working capital from equity or debt financings and the attainment of profitable operations.

Management believes that it has the necessary plan sponsors to obtain sufficient members to achieve profitability, but will continue to require additional working capital financing until that profitability is achieved. The Company is in the process of obtaining additional equity financing.

However, there is no assurance that additional financing will be obtained nor revenues will generate profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

N – SUBSEQUENT EVENTS

Notes Payable

Subsequent to December 31, 2002, the Company borrowed an aggregate of $170,000 from stockholders and others, payable one year from the date of issue with interest of 10% per annum.  In connection with certain notes, the Company also issued warrants to purchase 25,000 shares of Class A common stock as additional interest.  Each warrant is exercisable at varying prices per share for five years.

Debt Forgiveness Agreement between the Company and Officers

In March 2003, the Company entered into an agreement with its officers Clark  Marcus, and James Koenig for the forgiveness of indebtedness owed by the Company to its officers.  At December 31, 2002 the Company owed the officers a total of approximately $1,028,000 in deferred compensation, and the officers owed the Company approximately $283,000 for amounts advanced.  The officers have agreed to forgive $936,639 of their deferred compensation in return for the Company forgiving the amounts owed by them to the Company.  This transaction will result in a gain, net of tax on the personal debt forgiveness, of approximately $578,000 and recorded in the first quarter of 2003.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 7, 2003, ECI filed a Form 8-K regarding a change in accountants.  There had been no disagreements concerning accounting or financial disclosure between the former accountant, Most & Company, LLP and ECI.

PART III

Item 9.  Directors and Executive Officers.

The following is a list of our directors and executive officers:

Name	Age	Position
Clark A. Marcus	61	Chairman, President, Chief Executive Officer and Director

James L. Koenig	56	Senior Vice President, Chief Financial Officer, Secretary and Director

Richard Abrahamson, M.D.	41	Director

Arnold Finestone	71	Director

William H. Koch, M.D.	62	Director

Robert Veligdan, M.D.	53	Director

Sharon Kay Ray	44	Director

John A. Schild	63	Director

Arthur Yeap	46	Director

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

Arnold Finestone has been a member of our Board of Directors since April 2001.  Mr. Finestone is a business management consultant.  From 1970 to 1988, he was an executive with Dart & Kraft, Inc., serving as President of its Dartco subsidiary, which was engaged in marketing and manufacturing high performance engineering plastics for consumer and industrial uses and Executive Vice President of the Chemical-Plastics Group from 1970 to 1982.  From 1957 to 1970, he was Vice President, Director of Planning, Development and Marketing of Foster-Grant, Inc.

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

Arthur Yeap has been a member of our Board of Directors since April 2001.  Since 1983 Mr. Yeap has been Chief Executive officer of Novo Group, consultants and manufacturers of customer audio and video products for professional use.  He also has been a principal investigator on the staff of the University of California at Berkley, engaged in research for advanced military and consumer uses for the Internet.  From 1996 to 1999, he was Director of Marketing, Consumer Products for ITV Corp.  From 1995 to 1996 Mr. Yeap was Chief Engineer for WYSIWYG networks.

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

 Item 10.  Executive Compensation

The following table sets forth the compensation paid to, earned by or accrued for our Chief Executive Officer and each of our other executive officers for whom more than $100,000 was paid or accrued as compensation for the years ended December 31, 2002, 2001, and 2000 (collectively, the "Named Executive Officers"):

Annual Compensation

Name and Principal Position	Year	Cash Compensation		Other Compensation

Clark Marcus Chief Executive Officer and President	2002 2001 2000	$ 30,625 $196,054 $180,681	(3) (3) (3)	$ 6,000 $ 6,000 $ 66,000	(1) (1) (1)

James L. Koenig Senior Vice President, Chief Financial Officer and Secretary	2002 2001 2000	$ 16,584 $123,242 $127,756	(4) (4) (4)	$ 6,000 $ 6,000 $ 6,000	(2) (2) (2)

(1)	Includes legal retainer OF $60,000 for the year 2000 and auto allowance (2002 - $6,000; 2001 - $6,000; 2000 - $6,000).
(2)	Includes auto allowance (2002 - $6,000; 2001 - $6,000; 2000 - $6,000).
(3)	Excludes deferred compensation of $276,143 for 2002 and $175,654 for 2001 and $103,862 for 2000.
(4)	Excludes deferred compensation of $204,907 for 2002, $135,228 for 2001 and $107,217 for 2000.

Employment Agreements

Clark Marcus serves as our Chief Executive Officer pursuant to an employment agreement which expires in September 2008. The agreement provides for a salary of $150,000 per annum, increased by an amount equal to the greater of fifteen percent (15%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus beginning at three percent (3%) of ECI's pre-tax profits in any year that our revenues exceed $1 million and increasing up to seven percent (7%) of our pre-tax profits in any year that revenues exceed $4 million. The actual amount paid to Mr. Marcus, net of deferred salary of $276,143, for the year ending December 31, 2002 was $30,625. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Marcus' employment is terminated within 12 months following a change in control, Mr. Marcus will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years.

James L. Koenig serves as our Senior Vice President and Chief Financial Officer pursuant to an employment agreement which expires in February 2008. The agreement provides for a salary of $125,000 per annum, increased by an amount equal to the greater of ten percent (10%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus of three percent (3%) of our pre-tax profits in any year that our revenues exceed $1 million. The amount Mr. Koenig was paid, excluding an auto allowance of $6,000 and net of deferred salary of $204,907, for the year ending December 31, 2002, was $16,584.  We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Koenig's employment is terminated within 12 months following a change in control, Mr. Koenig will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years.

The Company has amended both agreements for extensions for periods that the officers have not received full annual salaries, currently resulting in extensions through the year 2008.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of April 11, 2002 by (i) each stockholder known by us to be a beneficial owner of more than five percent of the outstanding common stock; (ii) each executive officer whose compensation for 2002 was in excess of $100,000; and (iii) all directors and officers as a group.

	Amount and Nature Of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Name	Class A Common Stock	Class B Common Stock	As a % of All Common Stock	As a % of All Class A	As a % of All Class B

Clark Marcus (3)	75,000	474,100	4.1%	*	37.1%
Sharon Kay Ray (3)	23,000	198,200	1.7%	*	15.5%
Richard Abrahamson, MD (3)	372,740	181,800	4.1%	3.1%	14.2%
James L. Koenig (3)	28,000	130,000	1.1%	*	10.2%
Robert G. Veligdan, DDS (3)	133,357	--	1.0%	1.4%	--
William Koch (3)	--	25,000	*	--	2.0%
John A. Schild (3)	--	--	--	--	--
Arnold Finestone (3)	25,000	--	*	*	--
Arthur Yeap (3)	142,426	--	1.1%	*	--

All officers and directors as a group (9 persons)	799,523	1,009,100	13.1%	4.5%	79.0%

 _______________________________
*                       Less than 1%

(1)      Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to beneficially own any shares that such person has the right to acquire within 60 days after April 11, 2002.

(2)      Calculated as a percentage of the total number of shares of common stock issued and outstanding without respect to voting power. Each share of class B common stock is entitled to five votes per share, as compared to one vote per share of class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 11, 2003, any shares, which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person. As of April 11, 2003, we had 12,079,360 shares of class A common stock outstanding and 1,277,700 shares of class B common stock outstanding, or a total of 13,357,060 shares of common stock outstanding.

(3)      Address is c/o Eye Care International, Inc., 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607.

Item 12. Certain Relationships and Related Transactions.

Transactions with related parties consist solely of loans and advances primarily to ECI's Chief Executive Officer, Mr. Clark Marcus.  These funds have been advanced in consideration of the significant portion of his compensation that has been deferred.

Item 13. Exhibits and Reports on Form 8-K.

During the fourth quarter of 2002, ECI did not file any Current Reports on Form 8-K.

Item 14.  Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:              April 15, 2003

EYE CARE INTERNATIONAL INC.

By: /s/ Clark A. Marcus President and Chief Executive officer (Principal Executive Officer)	By: /s/ James L. Koenig Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 15, 2003 in the capacities indicated.

Signature	Title

/s/ Clark A. Marcus Clark A. Marcus	Chief Executive Officer, President and a Director (Principal Executive Officer)

/s/ James L. Koenig James L. Koenig	Senior Vice President and Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

/s/ Richard A. Abrahamson, M.D Richard A. Abrahamson, M.D.	Director

/s/ William Koch, M.D William Koch, M.D.	Director

/s/ Robert Veligdan, M.D. Robert Veligdan, M.D.	Director

/s/ Sharon Kay Ray Sharon Kay Ray	Director

/s/ John A. Schild John A. Schild	Director

Arnold Finestone Arnold Finestone	Director

/s/ Arthur Yeap Arthur Yeap	Director

SECTION 302 CERTIFICATION

I, Clark A. Marcus, Chief Executive Officer certify that:

1.          I have reviewed this annual report on Form 10-KSB of Eye Care International, Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)          Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

/s/ Clark A. Marcus Clark A. Marcus Chief Executive Officer

SECTION 302 CERTIFICATION

I, James L. Koenig, Chief Financial Officer, certify that:

1.          I have reviewed this annual report on Form 10-KSB of Eye Care International, Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)          Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

/s/ James L. Koenig James L. Koenig Chief Financial Officer

SERCTION 906 CERTIFICATION

I, Clark A. Marcus, Chief Executive Officer of Eye Care International, Inc., certify, pursuant to 18 U.S.C. ss. 1350 as adopted by sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-KSB for the year ending December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and result of operations of Eye Care International, Inc..

Dated: April 14, 2003

/s/ Clark A. Marcus Clark A. Marcus Chief Executive Officer

SECTION 906 CERTIFICATION

I, James L. Koenig, Chief Financial Officer of Eye Care International, Inc. certify, pursuant to 18 U.S.C. ss. 1350 as adopted by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-KSB for the year ending December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and result of operations of Eye Care International, Inc.

Dated: April 14, 2003

/s/ James L. Koenig James L. Koenig Chief Financial Officer