Form 10QSB
period 2003-03-31
EYE CARE INTERNATIONAL INC
filed 2003-05-14
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______ to ____________

Commission file number 0-27889

EYE CARE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3206480
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1511 North Westshore Boulevard, Suite 925 Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

(813) 289-5552
(Issuer’s Telephone Number Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to such reports, and (2) registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑   No   ☐

As of April 11, 2003, the issuer had outstanding 13,357,060 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:     Yes     ☐     No     ☒

EYE CARE INTERNATIONAL, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

EYE CARE INTERNATIONAL, INC.
COMPARATIVE BALANCE SHEETS

ASSETS
	March 31 2003	Dec. 31 2002
	Unaudited
Current assets
Cash	$4,791	$78,097
Accounts receivable	207,050	22,670
Non-trade receivables and employee receivables	10,000	5,050

Total current assets	221,841	105,817

Loans and advances to stockholders and related parties (Note B)	91,223	352,665
Fixed assets (net of accumulated depreciation)	1,820	4,135

Total assets	$314,884	$462,617
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable (Note C)	$672,749	$736,078
Short-term notes payable (Note D)	1,920,500	1,745,500
Accrued expenses and payroll taxes	207,021	94,277
Deferred compensation (Note B)	203,367	1,028,011
Deferred revenue to be recognized within one year	67,025	57,878

Total current liabilities	3,070,662	3,661,744

Deferred revenue to be recognized over more than one year	30,676	47,887

Stockholder’s Equity and Accumulated Deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares
Series A convertible preferred stock, authorized shares: 1,500 issued and outstanding 680 shares at March 31, 2003 issued and outstanding: 745 shares at December 31, 2002 aggregate liquidation value: $680,000 and $745,000, respectively.	1	1
Series B 6% cumulative convertible preferred stock: authorized, issued and outstanding: 685,715 share	686	686
Common stock, $0.001 par value; authorized shares: 300,000,000; issued and outstanding: 13,487,060 and 13,357,060, at March 31, 2003, and December 31, 2002, respectively (Note E).	13,487	13,357
Additional paid-in capital	8,958,330	8,958,460
Accumulated deficit	(11,758,958)	(12,219,518)

Total stockholders’ deficit	(2,786,454)	(3,247,014)

Total liabilities and stockholders’ deficit	$314,884	$462,617

The accompanying notes are an integral part of the unaudited comparative financial information.

PART I - FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED
	31 March 2003 Unaudited	31 March 2002 Unaudited
REVENUES
Membership fees (net of returns & allowances)	$50,624	$72,559
Endorsement fees & sales commissions	253,933	-0-

Total Net Revenue	$304,557	$72,559

EXPENSES
Selling, general and administrative expenses	489,620	381,559
Depreciation	2,315	2,546
Interest and financial costs	41,490	22,705

Total Expenses	533,425	406,810

Net income (loss) from continuing operations	$(228,868)	$(334,251)

EXTRAORDINARY ITEMS
Net gain on cancellation of officer’s deferred compensation (Note B)	577,654	-0-
Net gain on write off of accounts payable	111,774	-0-

Total Extraordinary Gain	689,428	-0-

NET INCOME (LOSS)	$460,560	$(334,251)

Dividends attributable to preferred stockholders	4,500	4,500

Income (Loss) attributable to common stockholders	$456,060	$(338,751)

Basic earnings (loss) per common share (Note F)
Income (loss) from continuing operations	$(0.02)	$(0.03)
Extraordinary gain	$0.05	n/a

Weighted average number of shares outstanding (Note F)
For computation of basic earnings per share	13,393,199	13,206,580

The accompanying notes are an integral part of the unaudited comparative financial information.

PART I - FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter end March 31
	2003		2002
Cash flow from operating activities; net income (loss)		$460,560	$(334,251)

Adjustments to reconcile net income and (loss) to cash provided or (used) in operating activities
Decrease by non-cash additions to income:
Write-off of deferred compensation (Note B)		(936,639)
Write-off of accounts payable		(112,000)
Add non-cash charges to operations:
Depreciation		2,315	2,546
Issuance of shares for services and interest			18,437
Forgiveness of officer’s loans receivable (Note B)		282,984
Tax liability on forgiven loans receivable (Note B)		76,000
Interest accrued but not paid		36,744
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		(189,329)	(9,690)
(Increase) decrease in prepaid interest			(7,465)
Increase (decrease) in accounts payable (Note C)		48,671	6,301
Increase (decrease) in net deferred revenue		(8,066)	(5,161)
Increase (decrease) in net deferred compensation		111,995	95,361

Net cash (used) in operations		(226,765)	(233,922)

Cash flow from investing activities:
Advances to stockholders/officers		(21,541)	(15,537)

Cash flow from financing activities:
Proceeds from short-term borrowings		175,000	230,000
Proceeds from sales of common stock			25,000

Net cash provided by financing activities		175,000	255,000

Increase or (decrease) in cash	$	(73,306)	$5,541

Cash - January 01		78,097	8,694

Cash - March 31		$4,791	$14,235

Supplemental disclosures
Interest paid		$-0-	$2,875

The accompanying notes are an integral part of the unaudited comparative financial information.

PART I - FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note A: Basis of Presentation

The accompanying unaudited financial information has been prepared by Eye Care International, Inc. (the Company) in accordance with accounting principals generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-QSB, and Item 310(b) of Regulation S-B, of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three-month period are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The December 2002 comparative balance sheet presented was derived from audited financial statements, but does not include all disclosures required with the audited annual statements. This financial information should therefore be read in conjunction with the financial statements and notes included with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B: Mutual Forgiveness of Debts

During the quarter ending March 31, 2003, the Company and two of its officers, Clark Marcus (CEO) and Jim Koenig (CFO) entered into agreements whereby Messrs. Marcus and Koenig relinquished their claims to deferred compensation (earned but unpaid) in the amounts of $424,985 and $511,654, respectively. In consideration for their agreements, the Company forgave collection of personal loans and advances to them, totaling $282,984. The resultant gain on this transaction to the Company is reduced by the tax liability associated with the forgiveness of debt, for which the Company has agreed to reimburse the officers. This transaction resulted in the Company recording a net extraordinary gain of $577,654, in March 2003.

Note C: Accounts Payable

Accounts payable decreased by $63,329 between the close of the preceding year (December 31, 2002) and this quarter end (March 31, 2003). The net decrease is explained as follows:

Balance at December 31, 2002		$736,078
Add:	Invoices received & processed	312,494
Less:	Amounts disbursed for payable liquidation	(263,823)
	Account written-off - extraordinary gain	(112,000)
Balance at March 31, 2003		$672,749

Note D:     Short-term Notes Payable

During the three months ended March 31, 2003, the Company borrowed $175,000 from six accredited investors. These loans are evidenced by short-term notes, maturing within one year of date of issuance, and bearing interest ranging from 10 to 12 percent. Associated with the issuance of these notes, warrants to purchase 160,000 shares of Class A common stock were issued at March 31. Additional warrants associated with one of the notes, are to be issued at the rate of 1,000 warrants per month until the earlier of: the maturity date, or the date upon which the note is paid. All of these warrants are exercisable at $0.01 per common share, through March 2008.

Note E: Common Stock and Warrants

The 30,000,000 authorized shares of common stock consist of two classes:  20,000,000 authorized Class A, and 10,000,000 authorized Class B.  On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes per share.  At March 31, 2003, and December 31, 2002 the issued and outstanding shares of common stock by class were as follows:

	March 31, 2003	December 31, 2002
Class A common stock issued and outstanding	12,209,360	12,079,360
Class B common stock issued and outstanding	1,277,700	1,277,700
Total common stock issued and outstanding	13,487,060	13,357,060

Two investors holding a total of 65 shares of Series A preferred stock exercised their conversion privilege and converted the Series A preferred stock to 130,000 shares of common stock during the three month period ended March 31, 2003. This increased the common stock issued and outstanding from 13,357,060 shares to 13,487,060 shares.

As commented on in the preceding “Note D,” during the three months ended March 31, 2003, the Company issued warrants to purchase 160,000 shares of Class A common stock. The change in the number of warrants issued, and the average exercise price, is computed as follows:

	No. Stock Purchase Warrants	Exercise Price at Issue	Total Exercise Value	Average Exercise Price
Totals at December 31, 2002	5,434,718	(a)	$2,489,279	$0.458
Issued during 3 months ended March 31, 2003	160,000	$ 0.01	1,600

TOTALS March 31, 20033	5,594,718		$2,490,879	$0.445

(a)     All warrants issued before the year beginning January 01, 2000 have either expired or been cancelled. The 5,594,718 issued subsequent to December 31, 1999 have been issued at various exercise prices ranging from a high of $1.00 to a low of $0.01, producing a weighted average exercise price of $0.445, per common share.

Note F: Earnings per Share

The basic net loss from continuing operations per share, and the earnings per share applicable to extraordinary items, for each period presented was computed based on the weighted average number of common shares outstanding during the period. Fully diluted net income or loss per share has not been presented as in each loss period inclusion of potential common shares (such as the outstanding warrants) would be antidilutive. Likewise, warrants are dilutive only when the average market price of the common stock exceeds the average exercise price of the warrants. This was not the condition during the periods reflected (see preceding Note E).

Note G: Subsequent Events

Subsequent to March 31, 2003, the Company borrowed an aggregate of $250,000 from stockholders and other accredited investors, at interest rates of 10%, per annum. In connection with these notes, the Company issued warrants to purchase 10,000 shares of Class A common stock as additional interest. Each warrant is exercisable at $0.01 per common share, for five years.

On April 11, 2003 the Board of Directors approved, by written consent in lieu of a special meeting of stockholders, a proposal to amend the Company's Certificate of Incorporation to authorize a one-for-five reverse stock split of all the outstanding Class A and Class B common stock, and increase the number of authorized Class A common stock from 20,000,000 to 30,000,000 shares (See Part II, 6(a) exhibits, Schedule 14C)

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Revenue:

During the quarter end March 31, 2003 revenues increased at the highest rate for a three month period in the Company’s history. Compared to the same three month period end in 2002, revenue, net of returns and allowances, increased by approximately $232 thousand or 320 percent. This is primarily attributable to expanding and diversifying the Company’s sales program, which has traditionally focused solely on membership solicitations and renewals. Beginning in this first quarter of 2003, several significant new customer contracts were negotiated. Several of the private label wholesale agreements provide that the Company’s vision plan will be automatically included with all sales offerings of their products or services. Additionally, during this period the Company entered into an agreement with a mail order fulfillment provider which began generating commission income for the Company.

A contract was also signed with a producer of vitamins that promote eye health. Under the terms of this particular contract, the Company recorded a $250 thousand fee for the endorsement of its medical panel. Going forward, the Company will continue to receive commissions on all such nuetriceutical sales through its provider network.

Selling, General and Administrative Expenses (SG&A):

Even with the notable revenue performance mentioned above, the Company still has not reached a breakeven level of operations. The Company’s SG&A expenses, which although relatively fixed, still increased by a total of approximately $108 thousand or 28 percent, for the three month period ending March 31, 2003, over the same period in 2002. Comparison of the more significant components of SG&A expenses follows:

		For the three months ended March 31
	2003	2002	Increase (Decrease)
Payroll & related expense	$273,327	$224,315	$49,012
Commissions	60,815	22,948	37,867
Business travel	47,252	38,200	9,052
Insurance	31,388	28,325	3,063
Professional fees	22,100	5,000	17,100
Rent	29,695	28,254	1,441
All other SG&A expenses	25,043	34,517	(9,474)
Total	$489,620	$381,559	$108,061

Staffing additions account for the majority of the increase in payroll and related expenses. During the first quarter of 2002, the Company had not yet filled the senior positions in Marketing, Provider Relations, or Information Technology. During the entire three month period end March 31, 2003 all of these positions were filled. Additionally, an accountant was added to the staff during the quarter.

Commission expense varies directly with the Company’s sales. As noted above, sales in the quarter end March 31, 2003, exceeded the same period sales of 2002 by over 300 percent. Period-to-period, comparative commission expense increased by approximately 165%.

The increase in business travel expenses reflects the increased time of the CEO away from the home office negotiating the new contracts and raising capital.

Professional fees, which include expenses associated with legal and auditing services, during the quarter, exceed similar expenses during the first quarter of 2002, by $17,100. During this current reporting period the Company retained a new SEC Attorney and, as reported on Form 8-K, retained a new auditor. These two new relationships account for approximately 73 percent of the increase. Other legal costs are associated with litigation documented in the Company’s Annual Report, Form 10–KSB, filed April 24, 2003 (incorporated by reference in Part II, Item 6).

Interest Expense:

For the quarter ended March 31, 2003, interest expense of $41,490 increased more than $18,000 over the same period of 2002 as the Company issued additional interest bearing notes in late 2002 and this first quarter of 2003. Interest rates varied between ten and twelve percent.

Depreciation Expense:

Depreciation expense for the respective quarters end March 31, 2003 and 2002, remained constant as no major depreciable assets have been purchased during the last three years.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

The Company is involved in lawsuits, claims or disputes arising in the normal course of business. The settlement of such claims cannot be determined at this time. Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

Item 2. Changes in Securities:	Information called for in this Item 2, of Part II is incorporated by reference to Part I, Item I, notes to the financial statements; specifically Note D and Note E.
Item 3. Defaults upon Senior Securities:	None
Item 4. Submission of Matters to a Vote of Security Holders	This item incorporates by reference the information regarding amendment of the Company’s Certificate of Incorporation, in Note G, to the financial statements in Part I of this Form 10–QSB.
Item 5. Other Information:	None
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits Filed:

99.1 Certifications of CEO and CFO
99.2 Information Statement, Schedule 14C – incorporated by
            reference, filed May 02, 2003.
99.3 Annual Report, Form 10–KSB – incorporated by reference, filed April 24, 2003.

(b) Reports on Form 8-K:

During the quarter ended March 31, 2003, Eye Care International, Inc. filed the following Current Report on Form 8-K:

Current Report on Form 8-K dated March 21, 2003 (date of earliest event reported) and filed on April 7, 2003, for purposes of reporting under Item 4, Changes in Registrant’s Certifying Accountant

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYE CARE INTERNATIONAL, INC.

Date: May 5, 2003
By: /s/ James L. Koenig James L. Koenig, Chief Financial Officer

CERTIFICATIONS

I, Clark A. Marcus, Chief Executive Officer certify that:

1.          I have reviewed this quarterly report on Form 10-QSB of Eye Care International, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)          Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 5, 2003

/s/ Clark A. Marcus Clark A. Marcus Chief Executive Officer

CERTIFICATIONS

I, James L. Koenig, Chief Financial Officer, certify that:

1.          I have reviewed this quarterly report on Form 10-QSB of Eye Care International, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)          Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 5, 2003

/s/ James L. Koenig James L. Koenig Chief Financial Officer