Form 10QSB/A
period 2003-03-31
EYE CARE INTERNATIONAL INC
filed 2003-05-19
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 1 TO
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

EYE CARE INTERNATIONAL, INC.

On May 14, 2003, the Company's Form 10QSB for the period ended March 31, 2003, was filed with the Securities and Exchange Commission before said document was reviewed, approved and authorized for filing by the appropriate Company officers and counsel.  Therefore, the original filing should not be relied upon or used for any purpose.  An amended Form 10QSB for the period ended March 31, 2003, will be filed upon authorization by the appropriate Company officers and counsel.

EYE CARE INTERNATIONAL, INC.

Date: May 16, 2003
By: /s/ James L. Koenig James L. Koenig, Chief Financial Officer