Form 10KSB/A
period 2002-12-31
EYE CARE INTERNATIONAL INC
filed 2003-08-01
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Item 7.  Financial Statements.

EYE CARE INTERNATIONAL, INC.
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

DRESLIN FINANCIAL SERVICES
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Eye Care International, Inc.
Tampa, Florida

We have audited the accompanying balance sheet of Eye Care International, Inc. as of December 31, 2002 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Eye Care International, Inc. as of December 31, 2002 and the results of operations, changes in shareholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the  financial statements, the Company has incurred recurring losses from operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note M. These  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The  financial statements as of and for the year ended December 31, 2001 were audited by other auditors.

/s/ Dreslin Financial Services

Dreslin Financial Services
Certified Public Accountants
Seminole, Florida

April 15, 2003

MOST & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Eye Care International, Inc.
Tampa, Florida

We have audited the accompanying balance sheet of Eye Care International, Inc. as of December 31, 2001 and the related  statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye Care International, Inc. as of December 31, 2001 and the results of operations, changes in shareholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has incurred recurring losses from operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note M. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York                                                                                                           /s/ Most & Company, LLP
May 17, 2002                                                                                                                         Most & Company, LLP

EYE CARE INTERNATIONAL, INC.
BALANCE SHEET
December 31, 2002

ASSETS

Current assets
Cash	$78,097
Accounts receivable (net of allowance for doubtful accounts)	22,670
Non-trade receivables and employee receivables	5,050

Total current assets	105,817

Loans and Advances to Stockholders and Related Parties	352,665
Fixed assets (net of accumulated depreciation)	4,135

Total assets
$462,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$736,078
Loans and notes payable	1,745,500
Accrued expenses and payroll taxes	94,277
Deferred compensation	1,028,011
Deferred revenue	105,765
Total current liabilities	3,709,631

Stockholders’ Equity and Accumulated Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized: Series A convertible preferred stock; 1,500 shares authorized; 745 shares issued and outstanding (aggregate liquidation value: $745,000)	1
Series B 6% cumulative convertible preferred stock; authorized, issued and outstanding: 685,715 shares (aggregate liquidation value: $385,407)	686

Common stock $.001 par value; 30,000,000 shares authorized; 13,357,060 shares and 13,202,060 shares issued and outstanding at 31 December 2002 and 2001, respectively	13,357
Additional paid-in capital	8,958,460
Accumulated deficit	(12,219,518)

Total stockholders’ equity and accumulated deficit	(3,247,014)

Total liabilities and stockholders' deficit	$462,617

See notes to  financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2002 and 2001

	2002	2001
REVENUES
Membership fees	$287,735	$440,331

EXPENSES
Selling, general and administrative expenses	1,451,776	2,076,857
Depreciation	9,642	17,806
Interest and Financial Costs	191,864	44,372

Total expenses	$1,653,282	$2,139,035

Net loss	$(1,365,547)	$(1,698,704)

Dividends attributable to preferred stockholders	(18,000)	(41,143)

Loss attributable to common stockholders	$(1,383,547)	$(1,739,847)

Basic loss per common share	$(0.10)	$(0.14)

Basic weighted average number of shares outstanding	13,319,265	12,787,254

See notes to  financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2002 and 200

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

See notes to financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2002 and 2001

	2002	2001

Cash flow from operating activities
Net loss	$(1,365,547)	$(1,698,704)
Adjustment to reconcile net loss to net used in operating activities
Write-offs of deferred offering costs and other assets	99,256	143,623
Issuances of shares for services and interest		88,425
Bed debts		47,561
Depreciation	9,642	17,806
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	19,174	(18,991)
(Increase) decrease in prepaid interest & other prepaid expenses	10,973	(23,894)
(Increase) decrease in other current assets		18,742
Increase (decrease) in accounts payable and accrued expenses	(97,952)	337,392
Increase in deferred compensation	481,050	252,122
(Decrease) in deferred revenue	(80,732)	(132,750)

Net cash used by operating activities	(924,136)	(968,668)

Cash flow from investing activities
Advances to stockholders/officers	(35,961)	(124,818)

Cash flow from financing activities
Proceeds from sales of common stock (net of expense of $39,000 in 2001)	50,000	701,000
Proceeds from short term borrowings loans and notes payable	979,500	498,500
Deferred financing costs	-0-	(86,335)
Payments of notes and loans payable	-0-	(16,500)

Net cash provided by financing activities	1,029,500	1,096,665

Increase (decrease) in cash	69,403	3,179

Cash - January 01,	8,694	5,515

Cash - December 31,	$78,097	$8,694

Supplemental disclosures Interest paid	$15,761	$22,329

See notes to  financial statements

EYE CARE INTERNATIONAL, INC.
NOTES TO  FINANCIAL STATEMENTS

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

Stock Based Compensation

Warrants issued to purchase shares of Class A common stock in exchange for additional interest were valued at amounts equal to the difference between the face interest and the estimated market interest rates.

Compensation costs for stock and other warrants issued to employees in 2001, and non-employees in both 2001 and 2002, were based on the fair value method.

Fixed Assets

Fixed assets, are carried at cost.  The Company provides depreciation over the estimated useful lives of the fixed assets using the straight-line method.  Upon retirement or sale of fixed assets, their net book value is removed from the accounts and the difference between such net book value and proceeds received is income or loss.  Expenditures for maintenance and repairs are charged to income while renewals and betterment's are capitalized.

Estimated useful lives are as follows:

Furniture Office Equipment	7 years 5 years

Income Taxes

The Company has adopted SFAS 109.  The Company has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.  The cumulative net operating losses of approximately $9.6 million can be carried forward to offset future taxable income.  The net operating loss carry-forward begins expiring in 2011.

For the years ended December 31, 2002 and 2001, the temporary differences between book income and taxable income consisted of the net operating loss carryforward and the deferred compensation.  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 34 percent.  Components of the deferred tax asset for the periods end December 31, 2002 and 2001 are as follows:

	2002	2001
Net operating loss carryforwards	$3,230,000	$3,100,000
Compensation	340,000	200,000
Valuation allowance	(3,570,000)	(3,300,000)
Deferred tax asset (benefit)	None	None

As of December 31, 2002, realization of the Company’s net deferred tax assets of approximately $3,570,000 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided.

Loss Per Share

The Company has adopted SFAS 128, Earnings per Share issued by the Financial Accounting Standards Board.

Net loss per share was computed based on the weighted average number of shares outstanding during the periods presented.

Diluted loss per share is considered to be the same as basic loss per share since the effect of common stock options and warrants and preferred stock are anti-dilutive.

C – DUE FROM STOCKHOLDERS/OFFICERS

As of December 31, 2002, due from stockholders/officers included the following:

Loans receivable (a)	$325,074
Travel advances	27,591

$352,665

(a) without specific repayment terms or interest

D – FIXED ASSETS

Property, plant and equipment is carried at cost.  The cost and related accumulated depreciation as of December 31, 2002 is summarized as follows:

Machinery and equipment	$72,585
Office furniture	51,845

Less accumulated depreciation and amortization	(120,295)

Total	$4,135

E – NOTES AND LOANS PAYABLE

As of December 31, 2002 notes and loans payable were as follows:

Notes Payable (a)(d)	$979,000
Notes Payable (b)(d)	474,500
Loans Payable (c)(d)	242,000
Notes Payable (a)	50,000

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

G – COMMON STOCK

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

During 2002 the Company issued 155 shares of Class A common stock.  Of the total 155 shares, 150 were direct purchases for which the Company received $50,000, and 5 shares were issued in lieu of interest.

As of December 31, 2002, the Company has reserved the following shares of common stock:

Stock Option Plan	750,000
Series A preferred	1,490,000
Series B preferred stock	685,715
Warrants	5,434,718

8,360,433

H – WARRANTS

During the years ended December 31, 2002 and 2001, the Company issued warrants to purchase 997,000 and 1,822,146 shares of Class A common stock, respectively.  At year end there were 5,434,718 warrants to purchase Class A common stock outstanding, exercisable at varying prices (weighted average price of $0.46) through 2006.  The following table summarizes this warrant activity:

	2002		2001
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	4,487,718	$ 0.52	3,098,072	$ 0.64
Warrants issued as additional interest on notes payable	922,000	$ 0.21	1,048,000	$ 0.82
Warrants issued on sales of Class A common stock	75,000	$ 0.05	774,146	$ 0.50
Warrants cancelled	(50,000)	$(1.00)	(432,500)	$(1.46)

Warrants outstanding, ending of year	5,434,718	$ 0.46	4,487,718	$ 0.52

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

J – FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and other current liabilities approximates fair value because of their short maturity.  The carrying amount of notes payable approximates fair value based on stated interest rates, shares and warrants being approximate to current market interest rates.

 K – COMMITMENTS AND CONTINGENCY

Lease

The Company is committed under a lease for office space through June 30, 2003, with an option to renew for one year.  For the years ended December 31, 2002 and 2001, rent expense was $116,107 and $98,922, respectively.  The minimum annual payments remaining under the current lease as of December 31, 2002, were $51,426.

L – LITIGATION AND CONTINGENCIES

At December 31, 2002, the Company was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

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

Debt Forgiveness Agreement between the Company and Officers

In March 2003, the Company entered into an agreement with its officers Clark Marcus, and James Koenig for the forgiveness of indebtedness owed by the Company to its officers.  At December 31, 2002, the Company owed the officers a total of approximately $1,028,000 in deferred compensation, and the officers owed the Company approximately $283,000 for amounts advanced.  The Officers have agreed to forgive $936,639 of their deferred compensation in return for the Company forgiving the amounts owed by them to the Company.  This transaction will result in a gain, net of tax on the personal debt forgiveness, of approximately $578,000 and will be recorded in the first quarter of 2003.

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

Dated:              July 31, 2003

EYE CARE INTERNATIONAL INC.

By: /s/ Clark A. Marcus President and Chief Executive officer (Principal Executive Officer)	By: /s/ James L. Koenig Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on July 31, 2003 in the capacities indicated.

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

SECTION 302 CERTIFICATION

I, Clark A. Marcus, Chief Executive Officer certify that:

1.          I have reviewed this amendment to annual report on Form 10-KSB of Eye Care International, Inc.;

2.          Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this amendment to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to annual report;

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to annual report is being prepared;

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to annual report (the “Evaluation Date”); and

c)          Presented in this amendment to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this amendment to annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 31, 2003

/s/ Clark A. Marcus Clark A. Marcus Chief Executive Officer

SECTION 302 CERTIFICATION

I, James L. Koenig, Chief Financial Officer, certify that:

1.          I have reviewed this amendment to annual report on Form 10-KSB of Eye Care International, Inc.;

2.          Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this amendment to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to annual report is being prepared;

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to annual report (the “Evaluation Date”); and

c)          Presented in this amendment to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this amendment to annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 31, 2003

/s/ James L. Koenig James L. Koenig Chief Financial Officer

SERCTION 906 CERTIFICATION

I, Clark A. Marcus, Chief Executive Officer of Eye Care International, Inc., certify, pursuant to 18 U.S.C. ss. 1350 as adopted by sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the amendment to Annual Report on Form 10-KSB for the year ending December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and result of operations of Eye Care International, Inc..

Dated: July 31, 2003

/s/ Clark A. Marcus Clark A. Marcus Chief Executive Officer

SECTION 906 CERTIFICATION

I, James L. Koenig, Chief Financial Officer of Eye Care International, Inc. certify, pursuant to 18 U.S.C. ss. 1350 as adopted by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the amendment to Annual Report on Form 10-KSB for the year ending December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and result of operations of Eye Care International, Inc.

Dated: July 31, 2003

/s/ James L. Koenig James L. Koenig Chief Financial Officer