Form 10QSB
period 2003-06-30
EYE CARE INTERNATIONAL INC
filed 2003-09-23
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______ to ____________

Commission file number 0-27889

EYE CARE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3206480
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1511 North Westshore Boulevard, Suite 925 Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

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

Yes   ☑   No   ☐

As of July 31, 2003, the issuer had outstanding 2,698,262 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:     Yes     ☐     No     ☒

EYE CARE INTERNATIONAL, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

EYE CARE INTERNATIONAL, INC.
COMPARATIVE BALANCE SHEETS

ASSETS

	June 30 2003	Dec. 31 2002	June 30 2002
	Unaudited		Unaudited
Current assets
Cash	$18,133	$78,097	$10,933
Accounts receivable (net of allowance for doubtful accounts of $25,000 in 2002)	179,874	22,670	29,747
Non-trade receivables and employee receivables	10,000	5,050	-0-
Prepaid interest and other current assets	-0-	-0-	50,801

Total current assets	207,907	105,817	91,481

Loans and advances to stockholders and related parties (Note B)	111,172	352,665	346,928
Fixed assets (net of accumulated depreciation)	2,766	4,135	8,820
Deferred offering costs	-0-	-0-	86,335

Total assets	$321,945	$462,617	$533,564

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$699,525	$736,078	$711,619
Short-term notes payable (Note C)	2,945,450	1,745,500	1,208,000
Accrued expenses and payroll taxes	204,576	94,277	63,622
Deferred compensation (Note D)	246,580	1,028,011	751,668
Deferred revenue to be recognized within one year	74,277	57,878	165,156

Total current liabilities	$4,170,408	$3,661,744	$2,900,065

Deferred revenue to be recognized over more than one year	24,425	47,887

Stockholder’s Equity and Accumulated Deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares
Series A convertible preferred stock, authorized shares: 1,500 issued and outstanding: 380 shares at June 30, 2003 issued and outstanding: 745 shares at December 31, 2002 aggregate liquidation value: $380,000 and $745,000, respectively.	1	1	1
Series B 6% cumulative convertible preferred stock: authorized, issued and outstanding: zero at June 30, 3003 and 675,715 shares at December 31, and June 30, 2002 (Note F)	-0-	686	686
Common stock, $0.001 par value; authorized shares: 40,000,000; issued and outstanding: 2,698,262 and 2,671,412, at June 30 2003 and December 31, 2002 and June 30, 2002, respectively (Note E).	2,698	2,671	2,671
Additional paid-in capital	8,369,804	8,969,146	8,996,683
Accumulated deficit	(12,245,391)	(12,219,518)	(11,366,542)

Total stockholders’ equity and accumulated deficit	(3,872,888)	(3,247,014)	(2,366,501)

Total liabilities and stockholders’ deficit	$321,945	$462,617	$533,564

The accompanying notes are an integral part of the unaudited comparative financial information

PART I - FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30 2003	June 30 2002	June 30 2003	June 30 2002
REVENUES
Membership fees (net of returns & allowances)	$47,615	$74,178	$98,576	$146,738
Endorsement fees & sales commissions	377	-0-	253,973	-0-

Total Net Revenue	$47,992	$74,178	$352,549	$146,738

EXPENSES
Selling, general and administrative expenses	483,484	212,965	973,331	594,523
Depreciation	1,916	2,410	4,231	4,957
Interest and financial costs	49,026	33,207	90,515	55,912

Total Expenses	534,426	248,582	1,068,077	655,392

Net income (loss) from continuing operations	(486,434)	(174,404)	(715,528)	(508,654)

EXTRAORDINARY ITEMS
Net gain on cancellation of officer’s deferred compensation (Note B)	-0-	-0-	577,654	-0-
Gain on forgiveness of account payable	-0-	-0-	112,000	-0-

Total Extraordinary Gain	-0-	-0-	689,654	-0-

NET INCOME (LOSS)	$(486,434)	$(174,404)	$(25,874)	$(508,654)

Dividends attributable to preferred stockholders	-0-	4,500	4,500	9,000

Income (Loss) attributable to common stockholders	$(486,434)	$(178,904)	$(30,374)	$(517,654)

Basic earnings (loss) per common share (Note G)
Income (loss) from continuing operations	$(0.18)	$(0.07)	$(0.27)	$(0.19)
Extraordinary gain	-0-	-0-	$.26	-0-

Weighted average number of shares outstanding (Note G)
For computation of basic earnings per share	2,698,262	2,641,316	2,688,505	2,656,330

The accompanying notes are an integral part of the unaudited comparative financial information.

PART I - FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months end June 30
	2003		2002
Cash flow from operating activities:
Net income (loss)		$(25,874)	$(508,654)
Adjustments to reconcile net income and (loss) to cash provided or (used) in operating activities
Decrease by non-cash additions to income:
Write-off of deferred compensation (Note B)		(936,639)
Write-off of accounts payable		(112,000)
Add non-cash charges to operations:
Depreciation		4,231	4,957
Forgiveness of officer’s loans receivable (Note B)		282,984
Tax liability on forgiven loans receivable (Note B)		76,000
Interest accrued but not paid		90,515
Non-cash legal expense		10,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		(162,154)	(7,853)
(Increase) decrease in prepaid interest			(1,907)
Increase (decrease) in accounts payable		75,447	(156,983)
Increase (decrease) in accrued payroll taxes		(1,266)
Increase (decrease) in net deferred revenue		(7,063)	(21,341)
Increase (decrease) in net deferred compensation		155,208	204,707

Net cash (used) in operations		$(550,611)	$487,074

Cash flow from investing activities:
Advances to stockholders/officers		(41,492)	(30,225)
Purchase of computer equipment		(2,861)

Net cash used in investing activities		$(44,353)	$(30,225)

Cash flow from financing activities:
Proceeds from short-term borrowings		$535,000	$469,538
Proceeds from sales of common stock			50,000

Net cash provided by financing activities		$535,000	$519,538

Increase or (decrease) in cash	$	(59,964)	$2,239

Cash - January 01		78,097	8,694

Cash - June 30		$18,133	$10,933

Supplemental disclosures
Interest paid		$-0-	$8,111

The accompanying notes are an integral part of the unaudited comparative financial information.

PART I – FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note A:  Basis of Presentation

The accompanying interim financial statements are unaudited.  However, the information has been prepared by Eye Care International, Inc. (the Company) in accordance with accounting principals generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-QSB, and Item 310(b) of Regulation S-B, of the Securities and Exchange Commission (SEC).  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair representation have been included.  Financial results for the interim three and six-month periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The December 2002 comparative balance sheet presented was derived from audited financial statements, but does not include all disclosures required with the audited annual statements.  This financial information should therefore be read in conjunction with the financial statements and notes included with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and Quarterly Report on Form 10-QSB, for the three months ended March 31, 2003.

Note B: Due From Stockholders, Officers and Related Parties

As of June 30, 2003 the total due from stockholders, officers, and related parties of $111,172 had decreased by $241,493 from the comparative balance at December 31, 2002.  This was primarily attributable to the effects of the mutual debt forgiveness agreement completed in March 2003, and discussed in Note D.  The composition of this balance and change from the $352,665 balance reported at December 31, 2002 is accounted for as follows:

Total
Balance December 31, 2002	$352,665
Forgiveness of debt (March 2003, see Note C)	(282,984)
Increase in loans to related parties	63,517
Increase in travel advances	(22,026)
Balance June 30, 2003	$111,172

Note C:  Short-term Notes Payable

During the three month period ended June 30, 2003, the Company borrowed $360,000 from ten accredited investors.  For the six month period, the total borrowed was $575,000 ($175,000 having been borrowed during the first quarter from six investors).  These loans are evidenced by short-term notes, maturing within one year of date of issuance, and bear interest at rates of 10 to 12 percent.  Associated with the issuance of these notes, warrants to purchase one share of Class A common stock for each Dollar borrowed, were issued.  All of these warrants are exercisable at $0.01 per common share, for a period of five years from date of the respective notes.

Short-term notes payable also increased by an additional $664,950, representing the note given in exchange for the retirement of all of the Series B preferred stock and 300 shares of Series A preferred stock (Note F).  The following table discloses detail of the change in notes payable between December 31, 2002, and June 30, 2003:

Notes Payable at December 31, 2002	$1,745,500
Notes issued during 3 months end March 31, 2003	175,000
Notes issued during 3 months end June 30, 2003	360,000
Note issued in exchange for cancellation of Series B preferred stock	664,950
Notes Payable at June 30, 2003	$2,945,450

Note D: Deferred Compensation

As more fully discussed in the Company’s Quarterly Report on Form 10-QSB filed for the period ending March 31, 2003, the Company and two of its officers, Clark Marcus (CEO) and Jim Koenig (CFO) entered into agreements whereby Messrs. Marcus and Koenig relinquished their claims to deferred compensation (earned but unpaid) in the aggregate amount of $936,639.  A total of $157,208 has been accrued for deferred compensation during the first six months of 2003, and of this amount $41,302 was included in the compensation relinquished.

Note E:  Common Stock and Warrants

During the quarter end June 30, 2003, the Board of Directors approved a 1 for 5 reverse stock split which became effective on June 19, 2003.  Prior to this reverse split, there were 30,000,000 authorized shares of common stock consisting of two classes; 20,000,000 authorized Class A, and 10,000,000 authorized Class B.  In conjunction with the reverse split, the Board of Directors approved amendment of the Company’s Certificate of Incorporation, increasing the number of authorized Class A shares to 30 million.  The number of Class B shares authorized remains the same at 10 million.  Total common shares authorized therefore have increased to 40 million.

On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes per share.  At June 30, 2003 and December 31, 2002 the issued and outstanding shares of common stock by class (adjusted for the effect of the 1 for 5 reverse split) were as follows:

	June 30 2003	December 31 2002
Class A common stock issued and outstanding	2,442,722	2,415,872
Class B common stock issued and outstanding	255,540	255,540
Total common stock issued and outstanding	2,698,262	2,671,412

Two investors holding a total of 65 shares of Series A preferred stock exercised their conversion privilege and converted the Series A preferred stock to 130,000 pre-split shares of Class A common stock during the three month period ended March 31, 2003.

As commented on in the preceding “Note C,” during the six months ended June 30, 2003, the Company issued warrants to purchase 520,000 post-split shares of Class A common stock.  The change in the number of warrants issued, and the average exercise price, is computed as follows:

	No. Stock Purch. Wars. Issued	Exercise Price at Value	Total Exercise Price	Average Exercise Price
Totals at December 31, 2002	1,086,944	(a)	$2,489,280	$2.29
Issued during 3 months ended March 31, 2003	160,000	$ 0.01	1,600
Issued during 3 months ended June 30, 2003	360,000	$ 0.01	3,600

TOTALS March 31, 2003	1,606,944		$2,494,480	$1.55

(a)   All warrants issued before the year beginning January 01, 2000 have either expired or been cancelled.  Pre-split share purchase warrants issued subsequent to December 31, 1999 and before January 01, 2003, totaled 5,434,718.  These warrants were issued at various exercise prices ranging from a high of $1.00 to a low of $0.01, producing a weighted average exercise price of $0.446, per pre-split Class A common share.  Adjusting for the 1 for 5 reverse split at December 31, 2002, yields 1,086,944 stock purchase warrants at an average exercise price of $2.29.

Note F:  Preferred Stock

On June 01, 2003 the Company entered into an agreement (the Agreement”) with three preferred shareholders (“the Shareholders”) conditionally settling an action brought by the Shareholders against the Company, certain directors and officers.  Under the terms of the Agreement, the Company redeemed all the Shareholders’ preferred stock of the Company, aggregating 300 shares of the Series A Convertible Preferred stock and 685,715 shares of Series B Convertible Preferred stock (the “Redeemed Shares”), in exchange for the following:

Payment of $664,950 to be paid pursuant to the terms of a promissory note (the “Note”).  Under the terms of the Note, the principal and interest are due and payable June 01, 2004, or sooner in the event of a default under the Note, a  breach of the Agreement or the Consulting Agreement entered into in connection with the Agreement, or upon the   dissolution, liquidation or bankruptcy of the Company;

The issuance of warrants (the “Warrants”) to an entity (the “Entity”) wholly owned by the Shareholders, entitling the Entity to purchase up to 1,497,029 shares of the Company’s common stock at the exercise price of $.4375 per share, commencing on June 01, 2003 and continuing until the fifth business day after the Company has delivered to the Entity a   written notice of the Company’s intent to pay in full, within thirty days, the obligations arising under the Note;

 The extension of the expiration date of the Shareholders’ existing one million two hundred thousand (1,200,000  warrants from May 12, 2003 to June 01, 2005.

Also pursuant to the Agreement, the Company entered into a consulting agreement (the “Consulting Agreement”) with the Entity whereby the Company will pay the Entity $2,440 per month for one year in exchange for performing certain duties as directed by the Company.

In the event of a default, the Shareholders are entitled to reinstate the Action and declare the Agreement, the Promissory Note, the Consulting Agreement and the Warrant null and void, in which event the Shareholders will receive their Redeemed Shares back from the Company.

Note G:  Earnings per Share

In accordance with FAS 128, the basic net loss from continuing operations per share, and the earnings per share applicable to extraordinary items, for each period presented was computed by dividing the net loss by the weighted average number of common shares outstanding during the period, on a post reverse 1 for 5 stock split basis.  Diluted earnings or loss per share is computed by dividing net income or loss by the number of weighted average common shares outstanding, including common share equivalents (potential common shares).  Fully diluted net income or loss per share has not been presented as in each loss period inclusion of potential common shares (such as the outstanding warrants) would be antidilutive.  Likewise, warrants are dilutive only when the average market price of the common stock exceeds the average exercise price of the warrants.  This was not the condition during the periods reflected.

Note H:  Subsequent Events

Subsequent to June 30, 2003, the Company borrowed an aggregate of $140,000 from stockholders, officers and directors, and other accredited investors. The aggregate was comprised of $80,000 of promissory notes bearing an interest rate of 10 percent per annum, and $60,000 with the factoring of specific receivables due the company.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

RESULTS OF OPERATIONS

Revenue:

Revenue, net of returns and allowances, for the three months ended June 30, 2003, decreased $26,187 or 35 percent, from the comparative three month period in 2002.  The primary contributing factor to this decline was the Company’s change in focus from retail marketing of memberships, and solicitations of renewals, to development of a more diversified and expanded wholesale customer base; one which will include the Company’s program as a premium benefit on the customer’s private label.  The benefits from this strategy are evidenced in the six month revenue figure of $352,548, or a 140 percent increase over the $146,738 recorded in the comparable period of 2002.

Although several significant new customer contracts were negotiated during this period, implementation is estimated to take three to four months.  Several of the recently signed private label wholesale agreements provide that the Company’s vision plan will be automatically included with all sales offerings of the customer’s products or services.  The Company anticipates that commission income derived from its agreement with a mail order fulfillment provider will be generated in the near term.  Revenue should also begin from commissions received on the vitamin sales associated with an agreement signed during the first quarter of this year.

Selling, General and Administrative Expenses (SG&A):

The Company’s SG&A expenses increased by a total of approximately $273 thousand or 128 percent, for the three month period ending June 30, 2003, over the same period in 2002.  Comparison of the more significant components of SG&A expenses follows:

		For the three months ended June 30
	2003	2002	Increase (Decrease)
Payroll & related expense	$284,656	$189,624	$95,032
Commissions	6,086	n/m	6,086
Business travel	28,496	n/m	28,496
Insurance	24,237	7,885	16,352
Professional fees	30,397	n/m	30,397
Rent	28,372	28,230	142
All other SG&A expenses	81,240	(12,774)	94,014
Total	$483,484	$212,965	$270,519

Staffing additions account for the majority of the increase in payroll and related expenses.  During the first six months of 2002, the Company had not yet filled the senior positions in Marketing, Provider Relations, or Information Technology.  During the entire three month period end June 30, 2003 all of these positions were filled.  Additionally, an accountant was added to the staff during the current year.

All other categories of expenses appear higher because of non-recurring reductions in accounts payable taken during the three month period ending June 30, 2002.

Interest Expense:

For the quarter ended June 30, 2003, interest expense of $49,026 increased by $15,819 over the same period of 2002 as the Company issued additional interest bearing notes in late 2002 and during the first six months of this year.  Interest rates varied between ten and twelve percent.

LIQUIDITY AND CAPITAL RESOURCES

The following summary table presents comparative cash flows of the Company for the six month periods ended June 30, 2003 and 2002:

		Six Months end June 30
		2003	2002
Net cash used by operating activities		$(550,712)	$(487,074)
Net cash used by investing activities		(44,352)	(30,225)
Net cash provided by financing activities		535,000	519,538

Net increase or (decrease) in cash	$	(60,064)	$2,239

 As evidenced in the above summary table, the Company has funded its operations through the issuance of short-term notes payable.  During the six month period ended June 30, 2003, funds raised in this manner totaled $535,000, the aggregate of $175,000 raised during the quarter ended March 31, 2003, and $360,000, received during the quarter ended June 30, 2003.  From time to time the Company experiences cash flow shortages due to current operating demands of its market development and enhancement program, and lack of capital resources.  Although management of the Company has been able to manage these shortfalls without interruption to the business to date, there can be no assurances that this will continue to occur.  Accordingly, the Company is seeking additional working capital to satisfy daily operating requirements.  There can be no assurances, however, that such capital will be available on terms acceptable to the Company.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings:

                The Company is involved in lawsuits, claims or disputes arising in the    normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

Item 2.  Changes in Securities:

                Information called for in this Item 2, of Part II is incorporated by reference to Part I, Item I, notes to the financial statements; specifically Note E.

Item 3.  Defaults upon Senior Securities:

                The Company has borrowings from third parties totaling $2,945,450 under various unsecured notes payable.  The notes, which accrue interest at various rates between 5.75 percent and 12.0 percent, are all due and payable one year after issuance.  Notes in the aggregate amount of $1,208,000 remain unpaid and are in default as of their respective maturity dates.

Item 4.  Submission of Matters to a Vote of Security Holders

                On April 11, 2003 the Board of Directors approved, by written consent in lieu of a special meeting of stockholders, a proposal to amend the Company’s Certificate of Incorporation, to authorize a one-for-five reverse stock split of all the outstanding Class A and Class B common stock, and increase the number of authorized Class A common stock from 20,000,000 to 30,000,000 shares (See Part II, Item 6(a) exhibits, Schedule 14C).  The reverse split became effective on June 19, 2003.  Also see Note E of Part I, Item 1, notes to the financial statements.

Item 5.  Other Information:                               None

Item 6.  Exhibits and Reports on Form 8-K

                (a)  Exhibits Filed:                                 31.1 Certificate of Chief Executive Officer Pursuant to Section 302
                                                                                        of the Sarbanes-Oxley Act of 2002
                                                                                31.2 Certification of Chief Financial Officer Pursuant to Section 302
                                                                                        of the Sarbanes-Oxley Act of 2002
                                                                                99.2 Information Statement, Schedule 14C – incorporated by reference, filed May 02, 2003.
                                                                                99.3 Annual Report, Form 10-KSB – incorporated by reference, filed April 24, 2003.
                                                                                99.4 Quarterly Report, as amended, Form 10-QSB/A – incorporated by reference, filed

                (b)  Reports  on Form 8-K:                  During the quarter ended March 31, 2003, Eye Care International, Inc.
                                                                                filed the following Current Report on Form 8-K:
                                                                                Current Report on Form 8-K dated March 21, 2003 (date of earliest event reported) and filed on April 7, 2003, for purposes of reporting under Item 4,
                                                                                Changes in Registrant’s Certifying Accountant.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYE CARE INTERNATIONAL, INC.

Date: September 22, 2003
By: /s/ James L. Koenig James L. Koenig, Chief Financial Officer

EXHIBIT INDEX

 31.1 Certificate of Chief Executive Officer Pursuant to Section 302  of the Sarbanes-Oxley Act of 2002

 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002