Form 10QSB/A
period 2003-06-30
EYE CARE INTERNATIONAL INC
filed 2003-10-23
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
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
                                                                                31.2 Certification of Chief Financial Officer Pursuant to Section 302
                                                                                        of the Sarbanes-Oxley Act of 2002
                                                                                32.1 Certification of Chief Executive Officer Pursuant to Section 906
                                                                                        of the Sarbanes-Oxley Act of 2002
                                                                                32.2 Certification of Chief Financial Officer Pursuant to Section 906
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
By: /s/ James L. Koenig James L. Koenig, Chief Financial Officer

EXHIBIT INDEX

31.1  Certificate of Chief Executive Officer Pursuant to Section 302  of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002