Form 10QSB
period 2003-09-30
EYE CARE INTERNATIONAL INC
filed 2003-11-14
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______ to ____________

Commission file number 0-27889

EYE CARE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3206480
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1511 North Westshore Boulevard, Suite 925 Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

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

Yes  ☑  No ☐

As of October 31, 2003, the issuer had outstanding 2,774,262 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:     Yes     ☐     No     ☒

EYE CARE INTERNATIONAL, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

  Item 1.

EYE CARE INTERNATIONAL, INC.
  BALANCE SHEET (Unaudited)
SEPTEMBER 30, 2003

ASSETS

Current assets
Cash	$3,475
Accounts receivable	75,123
Non-trade receivables and employee receivables	10,000
Prepaid interest and other current assets	-0-

Total current assets	88,598

Loans and advances to stockholders and related parties (Note B)	129,271
Fixed assets (net of accumulated depreciation)	5,744

Total assets	$223,614

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$724,859
Short-term notes payable (Note C)	3,153,950
Accrued expenses and payroll taxes	291,976
Deferred compensation (Note D)	366,711
Deferred revenue	81,140

Total current liabilities	$4,618,636

Stockholder’s Equity and Accumulated Deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares
Series A convertible preferred stock, authorized shares: 1,500 issued and outstanding: 380 shares at Sept. 30, 2003.	1

Series B 6% cumulative convertible preferred stock: authorized, issued and outstanding: zero at Sept. 30, 2003 (Note F)	-0-
Common stock, $0.001 par value; authorized shares: 40,000,000; issued and outstanding: 2,774,262 at Sept. 30, 2003 (Note E).	2,774
Additional paid-in capital	8,370,028
Accumulated deficit	(12,767,825)

Total stockholders’ equity and accumulated deficit	(4,395,022

Total liabilities and stockholders’ deficit	$223,614

The accompanying notes are an integral part of the unaudited financial information.

PART I - FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	Sept. 30 2003	Sept. 30 2002	Sept. 30 2003	Sept. 30 2002
REVENUES
Membership fees	$32,085	$75,688	$130,002	$222,426
Endorsement fees & sales commissions	96	-0-	254,728	-0-

Total Net Revenue	$32,181	$75,688	$384,730	$222,246

EXPENSES
Selling, general and administrative expenses	485,592	407,335	1,431,007	1,207,156
Gain on cancellation of officers' deferred Compensation and forgiveness of account Payable	0	0	(689,654)	(205,297)
Depreciation	0	2,342	4,231	7,299
Interest and financial costs	67,981	36,761	187,453	92,673

Total Expenses	553,573	446,438	933,037	1,101,831

NET INCOME (LOSS)	$(521,392)	$(370,750)	$(548,307)	$(879,405)

Dividends attributable to preferred stockholders	-0-	4,500	4,500	13,500

Income (Loss) attributable to common stockholders	$(521,392)	$(375,250)	$(552,807)	$(892,905)

Basic earnings (loss) per common share (Note G)	$(0.19)	$(0.14)	$(0.20)	$(0.34)

Weighted average number of shares outstanding (Note G)	2,718,099	2,671,412	2,780,470	2,661,412

The accompanying notes are an integral part of the unaudited financial information.

PART I - FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months end Sept. 30
	2003		2002
Cash flow from operating activities:
Net income (loss)		$(548,307)	$(879,405)
Adjustments to reconcile net income and (loss) to cash provided or (used) in operating activities
Decrease by non-cash additions to income:
Write-off of deferred compensation (Note B)		(936,639)
Write-off of accounts payable		(112,000)	(205,297)
Add non-cash charges to operations:
Depreciation		4,231	7,299
Forgiveness of officer’s loans receivable (Note B)		282,984
Tax liability on forgiven loans receivable (Note B)		76,000
Interest accrued but not paid		168,586
Non-cash legal expense		10,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		(57,403)	(8,036)
(Increase) decrease in prepaid interest			10,973
Increase (decrease) in accounts payable		100,781	112,751
Increase (decrease) in accrued payroll taxes		(9,200)
Increase (decrease) in net deferred revenue		(7,063)	(64,913)
Increase (decrease) in net deferred compensation		275,339	288,327

Net cash (used) in operations		$(752,691)	$738,301

Cash flow from investing activities:
Advances to stockholders/officers		(59,590)	(25,325)
Purchase of computer equipment		(5,841)

Net cash used in investing activities		$(65,431)	$(25,325)

Cash flow from financing activities:
Proceeds from short-term borrowings		$743,500	$711,038
Proceeds from sales of common stock			50,000

Net cash provided by financing activities		$743,500	$761,038

Increase or (decrease) in cash	$	(74,622)	$(2,588)

Cash - January 01		78,097	8,694

Cash - September 30		$3,475	$6,106

Supplemental disclosures
Interest paid		$-0-	$8,798

The accompanying notes are an integral part of the unaudited financial information.

PART I – FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A:  Basis of Presentation

The accompanying interim financial statements are unaudited.  However, the information has been prepared by Eye Care International, Inc. (the Company) in accordance with accounting principals generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-QSB, and Item 310(b) of Regulation S-B, of the Securities and Exchange Commission (SEC).  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair representation have been included.  Financial results for the interim three and nine-month periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  This financial information should be read in conjunction with the financial statements and notes included with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and Quarterly Report on Form 10-QSB, for the quarters ended March 31, 2003 and June 30, 2003.

Note B: Due From Stockholders, Officers and Related Parties

As of Sept. 30, 2003 the total due from stockholders, officers, and related parties of $129,271 had decreased by $223,394 from December 31, 2002.  This was primarily attributable to the effects of the mutual debt forgiveness agreement completed in March 2003, and discussed in Note D.  The composition of this balance and change from the $352,665 balance reported at December 31, 2002 is accounted for as follows:

Total
Balance December 31, 2002	$352,665
Forgiveness of debt (March 2003, see Note C)	(282,984)
Increase in loans to related parties	19,892
Increase in travel advances	39,698
Balance Sept. 30, 2003	$129,271

Note C:  Short-term Notes Payable

During the three month period ended Sept. 30, 2003, the Company borrowed $208,500 from six accredited investors.  For the nine month period, the total borrowed was $743,500.  These loans are evidenced by short-term notes, maturing within one year of date of issuance, and bear interest at rates of 10 to 12 percent.  Associated with the issuance of these notes, warrants to purchase one share of Class A common stock for each Dollar borrowed, were issued.  All of these warrants are exercisable at $0.01 per common share, for a period of five years from date of the respective notes.

Short-term notes payable also increased by an additional $664,950, representing the note given in exchange for the retirement of all of the Series B preferred stock and 300 shares of Series A preferred stock (Note F).  The following table discloses detail of the change in notes payable between December 31, 2002, and Sept. 30, 2003:

Notes Payable at December 31, 2002	$1,745,500
Notes issued during 3 months end March 31, 2003	175,000
Notes issued during 3 months end June 30, 2003	360,000
Notes issued during 3 months end Sept. 30, 2003	208,500
Note issued in exchange for cancellation of Series B preferred stock	664,950
Notes Payable at Sept. 30, 2003	$3,153,950

Note D: Deferred Compensation

As more fully discussed in the Company’s Quarterly Report on Form 10-QSB filed for the period ending March 31, 2003, the Company and two of its officers, Clark Marcus (CEO) and Jim Koenig (CFO) entered into agreements whereby Messrs. Marcus and Koenig relinquished their claims to deferred compensation (earned but unpaid) in the aggregate amount of $936,639.  A total of $236,037 has been accrued for deferred compensation during the first nine months of 2003, and of this amount $41,302 was included in the compensation relinquished.

Note E:  Common Stock and Warrants

During the quarter ending June 30, 2003, the Board of Directors approved a 1 for 5 reverse stock split which became effective on June 19, 2003.  Prior to this reverse split, there were 30,000,000 authorized shares of common stock consisting of two classes; 20,000,000 authorized Class A, and 10,000,000 authorized Class B.  In conjunction with the reverse split, the Board of Directors approved amendment of the Company’s Certificate of Incorporation, increasing the number of authorized Class A shares to 30 million.  The number of Class B shares authorized remains the same at 10 million.  Total common shares authorized therefore have increased to 40 million.

On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes per share.  At Sept. 30, 2003 the issued and outstanding shares of common stock by class (adjusted for the effect of the 1 for 5 reverse split) were as follows: 2,518,722 shares of class A and 255,540 shares of class B; for a total of 2,774,262 shares of common stock

Two investors holding a total of 65 shares of Series A preferred stock exercised their conversion privilege and converted the Series A preferred stock to 130,000 pre-split shares of Class A common stock during the three month period ended March 31, 2003.

As commented on in the preceding “Note C,” during the nine months ended Sept. 30, 2003, the Company issued warrants to purchase 741,000 post-split shares of Class A common stock.  The change in the number of warrants issued, and the average exercise price, is computed as follows:

	No. Stock Purch. Wars. Issued	Exercise Price at Value	Total Exercise Price	Average Exercise Price
Totals at December 31, 2002	1,086,944	(a)	$2,489,280	$2.29
Issued during 3 months ended March 31, 2003	160,000	$ 0.01	1,600
Issued during 3 months ended June 30, 2003	360,000	$ 0.01	3,600
Issued during 3 months ended Sept. 30, 2003	221,000	$ 0.01	2,210

TOTALS Sept. 30, 2003	1,827,944		$2,496,690	$1.37

(a)   All warrants issued before the year beginning January 01, 2000 have either expired or been cancelled.  Pre-split share purchase warrants issued subsequent to December 31, 1999 and before January 01, 2003, totaled 5,434,718.  These warrants were issued at various exercise prices ranging from a high of $1.00 to a low of $0.01, producing a weighted average exercise price of $0.46, per pre-split Class A common share.  Adjusting for the 1 for 5 reverse split at December 31, 2002, yields 1,086,944 stock purchase warrants at an average exercise price of $2.29.

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

Note G:  Earnings per Share

In accordance with FAS 128, the basic net loss from continuing operations per share, and the earnings per share applicable to extraordinary items, for each period presented was computed by dividing the net loss by the weighted average number of common shares outstanding during the period (on a post reverse 1 for 5 stock split basis).   Diluted earnings or loss per share is computed by dividing net income or loss by the number of weighted average common shares outstanding, including common share equivalents (potential common shares).  Fully diluted net income or loss per share has not been presented as in each loss period inclusion of potential common shares (such as the outstanding warrants) would be antidilutive.  Likewise, warrants are dilutive only when the average market price of the common stock exceeds the average exercise price of the warrants.   This was not the condition during the periods reflected.

Note H:  Subsequent Events

Subsequent to Sept. 30, 2003, the Company borrowed an aggregate of $110,040 from stockholders, officers and directors, and other accredited investors. The aggregate was comprised of $84,000 of promissory notes bearing an interest rate of 10 percent per annum, and $26,040 with the factoring of specific receivables due the company.

On October 13, 2003 the Company received a letter of comments regarding a review by the staff of the Securities and Exchange Commission of our Form 10-KSB for the year 2002 and the 10-QSBs for the two subsequent quarters in 2003.  We are in the process of reviewing the comments and will amend our reports for those periods, if amending is necessary.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

RESULTS OF OPERATIONS

Revenue:

Revenue, net of returns and allowances, for the three months ended Sept. 30, 2003, decreased $43,507 or 58 percent, from the comparative three month period in 2002.  The primary contributing factor to this decline was the Company’s change in focus from retail marketing of memberships, and solicitations of renewals, to development of a more diversified and expanded wholesale customer base; one which will include the Company’s program as a premium benefit on the customer’s private label.  The benefits from this strategy are evidenced in the nine month revenue figure of $384,730, or a 73 percent increase over the $222,426 recorded in the comparable period of 2002.

Although several significant new customer contracts were negotiated during this period, implementation is estimated to take three to six months.  Several of the recently signed private label wholesale agreements provide that the Company’s vision plan will be automatically included with all sales offerings of the customer’s products or services.  The Company anticipates that commission income derived from its agreement with a mail order fulfillment provider will be generated in the near term.  Revenue (commissions) received on vitamin sales associated with an agreement signed earlier in the year should also begin in the near term.

Selling, General and Administrative Expenses (SG&A):

The Company’s SG&A expenses increased by approximately $78,000 or 19 percent, for the three months ending Sept. 30, 2003, over the same period in 2002.  Comparison of the more significant components of SG&A expenses follows:

		For the three months ended Sept, 30
	2003	2002	Increase (Decrease)
Payroll & related expense	$273,349	$196,460	$76,889
Commissions	2,811	6.690	(3,879)
Business travel	34,073	45,348	(11,275)
Insurance	36,322	40,655	(4,333)
Professional fees	88,368	68.807	19,561
Rent	29,033	29,889	(856)
All other SG&A expenses	21,636	19,486	2,150
Total	$485,592	$407,335	$78,257

Staffing additions account for the majority of the increase in payroll and related expenses.  During 2002, the Company had not yet filled positions in Marketing, Provider Relations, and Accounting.  During the three month period ending Sept. 30, 2003 all of these positions, except the Accounting position, were filled.

Professional/consulting fees increased by nearly $20,000 mainly because the Company agreed, as a partial settlement discussed in Note F, to use three shareholders as consultants for specific tasks and because of increased legal activities.

Business travel declined $11,000 as less travel is required because of the Company’s selling as a wholesaler rather than as a retail seller.

Interest Expense:

For the quarter ended Sept. 30, 2003, interest expense of $67,981 increased by approximately $31,000 over the same period of 2002 as the Company issued additional interest bearing notes in late 2002 and during the first nine months of this year.   Interest rates varied between ten and twelve percent.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

RESULTS OF OPERATIONS

Revenue:

Revenue, net of returns and allowances, for the nine months ended Sept. 30, 2003, decreased $43,507 or 58 percent, from the comparative nine month period in 2002.  The primary contributing factor to this decline was the Company’s change in focus from retail marketing of memberships, and solicitations of renewals, to development of a more diversified and expanded wholesale customer base; one which will include the Company’s program as a premium benefit on the customer’s private label.

Although several significant new customer contracts were negotiated during this period, implementation is estimated to take three to six months.  Several of the recently signed private label wholesale agreements provide that the Company’s vision plan will be automatically included with all sales offerings of the customer’s products or services.  The Company anticipates that commission income derived from its agreement with a mail order fulfillment provider will be generated in the near term.  Revenue (commissions) received on vitamin sales associated with an agreement signed earlier in the year should also begin in the near term.

Selling, General and Administrative Expenses (SG&A):

The Company’s SG&A expenses increased by approximately $224,000 or 19 percent, for the nine months ending Sept. 30, 2003, over the same period in 2002.  Comparison of the more significant components of SG&A expenses follows:

		For the nine months ended Sept. 30
	2003	2002	Increase (Decrease)
Payroll & related expense	$735,306	$683,928	$51,378
Commissions	69,711	36,279	33,432
Business travel	110,421	105,900	4,521
Insurance	111,148	93,166	17,982
Professional fees	235,032	132,942	102,090
Rent	87,101	86,374	727
All other SG&A expenses	82,288	68,567	13,720
Total	$1,431,007	$1,207,156	$223,851

Staffing additions account for the majority of the increase in payroll and related expenses.  During the first nine months of 2002, the Company had not yet filled positions in Marketing, Provider Relations, and Accounting.  All of these positions, except the Accounting position, were filled during most of the nine month period ending Sept. 30, 2003.

Commissions increased $33,000 to $69,711 for the nine months ended Sept. 30, 2003 primarily because of the commission expense associated with the revenue created by the vitamin contract signed earlier in the year.

Insurance expense for the nine months ended Sept. 30, 2003 of $111,148 was approximately $18,000 higher than same period in 2002 because of higher premiums for directors and officers insurance.

Professional/consulting fees of $235,032 were $102,000 higher than the same nine month period of 2002 primarily because the Company used consultants and temporary staffing agency employees instead of hiring employees for certain functions.

 Other expenses for the current period increased nearly $14,000 to $82,287 mainly because of the expenses associated with the reverse stock split.

Interest Expense:

For the nine months ended Sept. 30, 2003, interest expense of $187,453 increased by $94,780 over the same period of 2002 as the Company issued additional interest bearing notes in late 2002 and during the first nine months of this year.  Interest rates varied between ten and twelve percent.

LIQUIDITY AND CAPITAL RESOURCES

The following summary table presents comparative cash flows of the Company for the nine month periods ended Sept. 30, 2003 and 2002:

		Nine Months end Sept. 30
		2003	2002
Net cash used by operating activities		$(752,691)	$(738,301)
Net cash used by investing activities		(65,431)	(25,225)
Net cash provided by financing activities		743,500	761,038

Net increase or (decrease) in cash	$	(74,622)	$(2,588)

As evidenced in the above summary table, the Company has funded its operations through the issuance of short-term notes payable.  During the nine month period ended Sept. 30, 2003, funds raised in this manner totaled $743,500. From time to time the Company experiences cash flow shortages due to current operating demands of its market development and enhancement program, and lack of capital resources.  Although management of the Company has been able to manage these shortfalls without interruption to the business to date, there can be no assurances that this will continue to occur.  Accordingly, the Company is seeking additional working capital to satisfy daily operating requirements.  There can be no assurances, however, that such capital will be available on terms acceptable to the Company.

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

Item 3.  Defaults upon Senior Securities:

                The Company has borrowings from third parties totaling $3,153,950 under various unsecured notes payable.  The notes, which accrue interest at various rates between 5.75 percent and 12.0 percent, are all due and payable one year after issuance.  Notes in the aggregate amount of $1,449,000 remain unpaid and are in default as of their respective maturity dates.

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

Item 5.  Other Information:                                None

Item 6.  Exhibits and Reports on Form 8-K

                (a)  Exhibits Filed:                31.1 Certification of Chief Executive Officer Pursuant to Section 302
                                                                       of the Sarbanes-Oxley Act of 2002
                                                               31.2 Certification of Chief Financial Officer Pursuant to Section 302
                                                                       of the Sarbanes-Oxley Act of 2002
                                                               32.1 Certification of the Chief Executive Officer Pursuant to Section 906
                                                                        of the Sarbanes-Oxley Act of 2002.
                                                               32.2 Certification of the Chief Financial Officer Pursuant to Section 906
                                                                        of the Sarbanes-Oxley Act of 2002.
                (b)  Reports   on Form 8-K:         None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYE CARE INTERNATIONAL, INC.

Date: November 14, 2003
By: /s/ James L. Koenig James L. Koenig, Chief Financial Officer

EXHIBIT INDEX

31.1     Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002