Form 10KSB/A
period 2002-12-31
EYE CARE INTERNATIONAL INC
filed 2004-02-11
CIK 949394

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

Interest expense and financial costs:.  For the twelve months ending December 31, 2002, interest expense and financial costs increased in excess of $280,000 from the preceding twelve month period.  The Company issued additional short-term interest bearing notes with an aggregate principal amount of $979,500.  Interest rates on these notes vary between 5.75% and 10.0%, and an additional $130,400 charged to interest expense in relation to warrants issued with the notes.  Additionally, costs previously deferred in the amount of $86,335, and associated with the intended 2001/02 private placement, were written off during 2002.

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

Total assets
$462,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$736,078
Loans and notes payable	1,745,500
Accrued expenses and payroll taxes	94,277
Deferred compensation	1,028,011
Deferred revenue	105,765
Total current liabilities	3,709,631

Stockholders’ Equity and Accumulated Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized: Series A convertible preferred stock; 1,500 shares authorized; 745 shares issued and outstanding (aggregate liquidation value: $745,000)	1
Series B 6% cumulative convertible preferred stock; authorized, issued and outstanding: 685,715 shares (aggregate liquidation value: $385,407)	686

Common stock $.001 par value; 30,000,000 shares authorized; 13,357,060 shares and 13,202,060 shares issued and outstanding at 31 December 2002 and 2001, respectively	13,357
Additional paid-in capital	9,088,860
Accumulated deficit	(12,349,918)

Total stockholders’ equity and accumulated deficit	(3,247,014)

Total liabilities and stockholders' deficit	$462,617

See notes to  financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2002 and 2001

	2002	2001
REVENUES
Membership fees	$287,735	$440,331

EXPENSES
Selling, general and administrative expenses	1,451,776	2,076,857
Depreciation	9,642	17,806
Interest and Financial Costs	322,264	44,372

Total expenses	$1,783,682	$2,139,035

Net loss	$(1,495,947)	$(1,698,704)

Dividends attributable to preferred stockholders	(18,000)	(41,143)

Loss attributable to common stockholders	$(1,513,947)	$(1,739,847)

Basic loss per common share	$(0.11)	$(0.14)

Basic weighted average number of shares outstanding	13,319,265	12,787,254

See notes to  financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2002 and 2001

	Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Deficit	Total

Balance – Jan 1, 2001	745	$1	685,715	$686	11,360,890	$11,361	$8,121,031	$(9,155,267)	$(1,022,188)
Net Income								(1,698,704)	(1,698,704)
Issuance of common stock					1,841,170	1,841	787,584		789,425

Balance – Dec. 31, 2001	745	1	685,715	686	13,202,060	13,202	8,908,615	(10,853,971)	(1,931,467)

Net Income								(1,495,947)	(1,495,947)
Issuance of common stock					155,000	155	180,245		180,400

Balance – Dec. 31, 2002	745	$1	685,715	$686	13,357,060	$13,357	$9,088,860	$(12,349,918)	$(3,247,014)

See notes to financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2002 and 2001

	2002	2001

Cash flow from operating activities
Net loss	$(1,495,947)	$(1,698,704)
Adjustment to reconcile net loss to net used in operating activities
Write-offs of deferred offering costs and other assets	99,256	143,623
Issuances of shares for services and interest		88,425
Bed debts		47,561
Depreciation	9,642	17,806
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	19,174	(18,991)
(Increase) decrease in prepaid interest & other prepaid expenses	10,973	(23,894)
(Increase) decrease in other current assets		18,742
Increase (decrease) in accounts payable and accrued expenses	(97,952)	337,392
Increase in deferred compensation	481,050	252,122
(Decrease) in deferred revenue	(80,732)	(132,750)

Net cash used by operating activities	(1,054,536)	(968,668)

Cash flow from investing activities
Advances to stockholders/officers	(35,961)	(124,818)

Cash flow from financing activities
Proceeds from sales of common stock (net of expense of $39,000 in 2001)	180,400	701,000
Proceeds from short term borrowings loans and notes payable	979,500	498,500
Deferred financing costs	-0-	(86,335)
Payments of notes and loans payable	-0-	(16,500)

Net cash provided by financing activities	1,159,900	1,096,665

Increase (decrease) in cash	69,403	3,179

Cash - January 01,	8,694	5,515

Cash - December 31,	$78,097	$8,694

Supplemental disclosures Interest paid	$15,761	$22,329

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

Stock Based Compensation

Warrants issued to purchase shares of Class A common stock in exchange for additional interest were valued at the discount from the fair value of the Company's common shares at the date of the issue price, compared to the exercise price.

Compensation costs for stock and other warrants issued to employees in 2001, and non-employees in both 2001 and 2002, were based on the fair value of the warrants and common stock issued in return for the services provided.  The value of the stock issued was determined from the closing price of the stock on the day issued, and amount of stock issued was in relation to the value or cost of the services provided.

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

During 2001, the Company issued 1,627,120 shares of its common stock to various accredited investors through private placements.

During 2002 the Company issued 155,000 shares of Class A common stock.  Of the total 155,000 shares, 150,000 were direct purchases for which the Company received $50,000, and 5,000 shares were issued in lieu of interest.

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

Any expense associated with the issuance of the warrants is calculated based on the discount from the fair value of the Company's common shares compared to the exercise price at the date of each issue.

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

N – SUBSEQUENT EVENTS

Notes Payable

Subsequent to December 31, 2002, the Company borrowed an aggregate of $170,000 from stockholders and others, payable one year from the date of issue with interest of 10% per annum.  In connection with certain notes, the Company also issued warrants to purchase 25,000 shares of Class A common stock ..  The expense associated with the issuance of the warrants was calculated at the discount from the fair value of the Company's shares compared to the exercise price at the date of issue.  Each warrant is exercisable at varying prices per share for five years.

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

Dated:              February 1, 2004

EYE CARE INTERNATIONAL INC.

By: /s/ Clark A. Marcus President and Chief Executive officer (Principal Executive Officer)	By: /s/ James L. Koenig Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on February 1, 2004  in the capacities indicated.

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

Date:  February 1, 2004

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

Date:  February 1, 2004

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

Dated: February 1, 2004

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

Dated: February 1, 2004

/s/ James L. Koenig James L. Koenig Chief Financial Officer