Form 10QSB/A
period 2003-03-31
EYE CARE INTERNATIONAL INC
filed 2004-02-11
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

Amendment No. 2

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

EYE CARE INTERNATIONAL, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

EYE CARE INTERNATIONAL, INC.
 BALANCE SHEET

ASSETS
March 31 2003
Unaudited
Current assets
Cash	$4,791
Accounts receivable	207,050
Non-trade receivables and employee receivables	10,000

Total current assets	221,841

Loans and advances to stockholders and related parties (Note B)	91,223
Fixed assets (net of accumulated depreciation)	1,820

Total assets	$314,884
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable (Note C)	$672,749
Short-term notes payable (Note D)	1,920,500
Accrued expenses and payroll taxes	207,021
Deferred compensation (Note B)	203,367
Deferred revenue to be recognized within one year	67,025

Total current liabilities	3,070,662

Deferred revenue to be recognized over more than one year	30,676

Stockholder’s Equity and Accumulated Deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares
Series A convertible preferred stock, authorized shares: 1,500 issued and outstanding 680 shares at March 31, 2003 issued and outstanding: aggregate liquidation value: $680,000 (Note G).	1
Series B 6% cumulative convertible preferred stock: authorized, issued and outstanding: 685,715 shares (Note G)	686
Common stock, $0.001 par value; authorized shares: 300,000,000; issued and outstanding: 13,487,060 at March 31, 2003, (Note E).	13,487
Additional paid-in capital	9,111,130
Accumulated deficit	(11,911,758)

Total stockholders’ deficit	(2,786,454)

Total liabilities and stockholders’ deficit	$314,884

The accompanying notes are an integral part of the unaudited financial information.

PART I - FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED
	March 31, 2003 Unaudited	March 31, 2002 Unaudited
REVENUES
Membership fees (net of returns & allowances)	$50,624	$72,559
Endorsement fees & sales commissions	253,933	-0-

Total Net Revenue	$304,557	$72,559

EXPENSES
Selling, general and administrative expenses	489,846	381,559
Gain on cancellation of officers' deferred Compensation and forgiveness of accounts Payable	(689,654)
Depreciation	2,315	2,546
Interest and financial costs	63,890	22,705

Total Expenses	(133,603)	406,810

Net income (loss) from continuing operations	$(438,160)	$(334,251)

NET INCOME (LOSS)	$438,160	$(334,251)

Dividends attributable to preferred stockholders	4,500	4,500

Income (Loss) attributable to common stockholders	$433,660	$(338,751)

Basic earnings (loss) per common share (Note F):
Income (loss) from continuing operations	$(0.03)	$(0.03)

Weighted average number of shares outstanding (Note F)
For computation of basic earnings per share	13,393,199	13,206,580

The accompanying notes are an integral part of the unaudited comparative financial information.

PART I - FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED
	2003		2002
Cash flow from operating activities; net income (loss)		$438,160	$(334,251)

Adjustments to reconcile net income and (loss) to cash provided or (used) in operating activities
Decrease by non-cash additions to income:
Write-off of deferred compensation (Note B)		(936,639)
Add non-cash charges to operations:
Depreciation		2,315	2,546
Issuance of shares for services and interest			18,437
Forgiveness of officer’s loans receivable (Note B)		282,984
Tax liability on forgiven loans receivable (Note B)		76,000
Interest accrued but not paid		59,144
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		(189,329)	(9,690)
(Increase) decrease in prepaid interest			(7,465)
Increase (decrease) in accounts payable (Note C)		(63,329)	6,301
Increase (decrease) in net deferred revenue		(8,066)	(5,161)
Increase (decrease) in net deferred compensation		111,995	95,361

Net cash (used) in operations		(226,765)	(233,922)

Cash flow from investing activities:
Advances to stockholders/officers		(21,541)	(15,537)

Cash flow from financing activities:
Proceeds from short-term borrowings		175,000	230,000
Proceeds from sales of common stock			25,000

Net cash provided by financing activities		175,000	255,000

Increase or (decrease) in cash	$	(73,306)	$5,541

Cash - January 01		78,097	8,694

Cash - March 31		$4,791	$14,235

Supplemental disclosures
Interest paid		$-0-	$2,875

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

Note C: Accounts Payable

Accounts payable decreased by $63,329 between the close of the preceding year (December 31, 2002) and this quarter end (March 31, 2003). The net decrease is explained as follows:

Balance at December 31, 2002		$736,078
Add:	Invoices received & processed	312,494
Less:	Amounts disbursed for payable liquidation	(263,823)
	Forgiveness of past due accounts payable - extraordinary gain	(112,000)
Balance at March 31, 2003		$672,749

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

Two investors holding a total of 65 Class A shares of Series A preferred stock exercised their conversion privilege and converted the Series A preferred stock to 130,000 shares of common stock during the three month period ended March 31, 2003. This increased the common stock issued and outstanding from 13,357,060 shares to 13,487,060 shares.

As commented on in the preceding “Note D,” during the three months ended March 31, 2003, the Company issued warrants to purchase 160,000 shares of Class A common stock. The change in the number of warrants issued, and the average exercise price, is computed as follows:

	No. Stock Purchase Warrants	Exercise Price at Issue	Total Exercise Value	Average Exercise Price
Totals at December 31, 2002	5,434,718	(a)	$2,489,279	$0.458
Issued during 3 months ended March 31, 2003	160,000	$ 0.01	1,600

TOTALS March 31, 2003	5,594,718		$2,490,879	$0.445

(a)     All warrants issued before the year beginning January 01, 2000 have either expired or been cancelled. The 5,594,718 issued subsequent to December 31, 1999 have been issued at various exercise prices ranging from a high of $1.00 to a low of $0.01, producing a weighted average exercise price of $0.445, per Class A common share.

Note F: Earnings per Share

The basic earnings per share, for each period presented was computed based on the weighted average number of common shares outstanding during the period. Fully diluted net income or loss per share has not been presented as in each loss period inclusion of potential common shares (such as the outstanding warrants) would be antidilutive. Likewise, warrants are dilutive only when the average market price of the common stock exceeds the average exercise price of the warrants. This was not the condition during the periods reflected (see preceding Note E).

Note G: Subsequent Events

Subsequent to March 31, 2003, the Company borrowed an aggregate of $360,000 from stockholders and other accredited investors, at interest rates of 10%, per annum. In connection with these notes, the Company issued warrants to purchase 360,000 shares of Class A common stock. Each warrant is exercisable at $0.01 per Class A common share, through May 2008.

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

The one-for-five reverse stock split became effective on June 19, 2003.  Immediately upon becoming effective there were 2,698,262 shares of common stock outstanding (Class A and Class B in aggregate).

On May 30, 2003 the Company entered into an agreement with three preferred shareholders whereby all of the Series B, 6% cumulative preferred stock and 300 shares of the Series A, preferred stock will be retired in exchange for a note payable in the amount of $664,950.  This note, plus interest accrued at the rate of 1.53 percent, is due in full on 29 May, 2004.  In conjunction with this transaction, the Company entered into a consulting agreement for the provision of marketing and sales assistance with these same preferred shareholders.  This agreement requires the payment of $29,000 in equal monthly installments over a one year period.

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

		For the three months ended March 31
	2003	2002	Increase (Decrease)
Payroll & related expense	$273,327	$224,315	$49,012
Commissions	60,815	22,948	37,867
Business travel	47,252	38,200	9,052
Insurance	31,388	28,325	3,063
Professional fees	22,100	5,000	17,100
Rent	29,695	28,254	1,441
All other SG&A expenses	25,269	34,517	(9,248)
Total	$489,846	$381,559	$108,287

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

Interest Expense:

For the quarter ended March 31, 2003, interest expense of $63,890 increased more than $41,000 over the same period of 2002 as the Company issued additional interest bearing notes in late 2002 and this first quarter of 2003, and additional interest expense of $22,400 associated with warrants issued with promissory notes. Interest rates varied between ten and twelve percent.

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
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits Filed:

31.1 Certifications of Chief Executive Officer Pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002
31.2 Certifications of Chief Financial Officer Pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002
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

Date: February 1, 2004
By: /s/ James L. Koenig James L. Koenig, Chief Financial Officer

EXHIBIT INDEX

31.1 Certifications of Chief Executive Officer Pursuant to Section  302 of the Sarbanes-Oxley Act of 2002

31.2 Certifications of Chief Financial Officer Pursuant to Section  302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of the Chief Executive Officer Pursuant to  Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification of the Chief Financial Officer Pursuant to  Section 906 of the Sarbanes-Oxley Act of 2002