Form 10QSB/A
period 2003-06-30
EYE CARE INTERNATIONAL INC
filed 2004-02-11
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

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

EYE CARE INTERNATIONAL, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

EYE CARE INTERNATIONAL, INC.
 BALANCE SHEET

ASSETS

June 30 2003
Unaudited
Current assets
Cash	$18,133
Accounts receivable (net of allowance for doubtful accounts of $25,000 in 2002)	179,874
Non-trade receivables and employee receivables	10,000
Prepaid interest and other current assets	-0-

Total current assets	207,907

Loans and advances to stockholders and related parties (Note B)	111,172
Fixed assets (net of accumulated depreciation)	2,766
Deferred offering costs	-0-

Total assets	$321,945

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$699,525
Short-term notes payable (Note C)	2,945,450
Accrued expenses and payroll taxes	204,576
Deferred compensation (Note D)	246,580
Deferred revenue to be recognized within one year	74,277

Total current liabilities	$4,170,408

Deferred revenue to be recognized over more than one year	24,425

Stockholder’s Equity and Accumulated Deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares
Series A convertible preferred stock, authorized shares: 1,500 issued and outstanding: 380 shares at June 30, 2003 issued and outstanding: aggregate liquidation value: $380,000	1
Series B 6% cumulative convertible preferred stock: authorized, issued and outstanding: zero at June 30, 3003 and (Note F)	-0-
Common stock, $0.001 par value; authorized shares: 40,000,000; issued and outstanding: 2,698,262 (Note E).	2,698
Additional paid-in capital	8,715,655
Accumulated deficit	(12,591,242)

Total stockholders’ equity and accumulated deficit	(3,872,888)

Total liabilities and stockholders’ deficit	$321,945

The accompanying notes are an integral part of the unaudited comparative financial information

PART I - FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30 2003	June 30 2002	June 30 2003	June 30 2002
REVENUES
Membership fees (net of returns & allowances)	$47,615	$74,178	$98,576	$146,738
Endorsement fees & sales commissions	377	-0-	253,973	-0-

Total Net Revenue	$47,992	$74,178	$352,549	$146,738

EXPENSES
Selling, general and administrative expenses	483,484	212,965	973,331	594,523
Gain on cancellation of officers' deferred Compensation and forgiveness of accounts Payable			(689,654)
Depreciation	1,916	2,410	4,231	4,957
Interest and financial costs	242,076	33,207	305,965	55,912

Total Expenses	727,476	248,582	593,873	655,392

NET INCOME (LOSS)	$(679,484)	$(174,404)	$(241,324)	$(508,654)

Dividends attributable to preferred stockholders	-0-	4,500	4,500	9,000

Income (Loss) attributable to common stockholders	$(679,484)	$(178,904)	$(245,824)	$(517,654)

Basic earnings (loss) per common share (Note G):
Income (loss) from continuing operations	$(0.25)	$(0.07)	$(0.09)	$(0.19)

Weighted average number of shares outstanding (Note G)
For computation of basic earnings per share	2,698,262	2,641,316	2,688,505	2,656,330

The accompanying notes are an integral part of the unaudited comparative financial information.

PART I - FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months end June 30
	2003		2002
Cash flow from operating activities:
Net income (loss)		$(241,324)	$(508,654)
Adjustments to reconcile net income and (loss) to cash provided or (used) in operating activities
Decrease by non-cash additions to income:
Write-off of deferred compensation (Note B)		(936,639)
Write-off of accounts payable		(112,000)
Add non-cash charges to operations:
Depreciation		4,231	4,957
Forgiveness of officer’s loans receivable (Note B)		282,984
Tax liability on forgiven loans receivable (Note B)		76,000
Interest accrued but not paid		305,965
Non-cash legal expense		10,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		(162,154)	(7,853)
(Increase) decrease in prepaid interest			(1,907)
Increase (decrease) in accounts payable		75,447	(156,983)
Increase (decrease) in accrued payroll taxes		(1,266)
Increase (decrease) in net deferred revenue		(7,063)	(21,341)
Increase (decrease) in net deferred compensation		155,208	204,707

Net cash (used) in operations		$(550,611)	$(487,074)

Cash flow from investing activities:
Advances to stockholders/officers		(41,492)	(30,225)
Purchase of computer equipment		(2,861)

Net cash used in investing activities		$(44,353)	$(30,225)

Cash flow from financing activities:
Proceeds from short-term borrowings		$535,000	$469,538
Proceeds from sales of common stock			50,000

Net cash provided by financing activities		$535,000	$519,538

Increase or (decrease) in cash	$	(59,964)	$2,239

Cash - January 01		78,097	8,694

Cash - June 30		$18,133	$10,933

Supplemental disclosures
Interest paid		$-0-	$8,111

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

Note C:  Short-term Notes Payable

During the three month period ended June 30, 2003, the Company borrowed $360,000 from ten accredited investors.  For the six month period, the total borrowed was $535,000 ($175,000 having been borrowed during the first quarter from six investors).  These loans are evidenced by short-term notes, maturing within one year of date of issuance, and bear interest at rates of 10 to 12 percent.  Associated with the issuance of these notes, warrants to purchase one share of Class A common stock for each Dollar borrowed, were issued.  All of these warrants are exercisable at $0.01 per common share, for a period of five years from date of the respective notes.

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

As of June 30, 2003, the Company had $2,945,450 of unsecured promissory notes outstanding, of which $1,208,000 of the notes are in default as to their respective maturity dates.

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

Note H:  Commitments and Contingency

Lease

The Company is committed under a lease for office space through May 31, 2006.  The original lease was due to expire in June of 2003, however, the lease was renegotiated through May 2006.  The monthly lease amounts are $8.570 through May 2004, $8,915 through May 2005, and $9,270 through May 2006.

Note I:  Subsequent Events

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

Interest Expense:

For the quarter ended June 30, 2003, interest expense of $242,076 increased approximately $209,000 over the same period of 2002 as the Company issued additional interest bearing notes in late 2002 and during the first six months of this year, and because of additional interest expense associated with warrants issued along with promissory notes.  Interest rates varied between ten and twelve percent.

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

In the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-KSB for the year 2002, management indicated that a Chicago based financial consulting firm had contacted the Company in regards to a private placement of equity funds of $5 million.  The consulting firm was unsuccessful in completing the private placement.  Also, as indicated in the 10-KSB, existing accredited investors have continue to support the Company and have indicated their intent to continue to support the Company until revenues are sufficient for the Company's continued operations.  The support continues to be through equity investments, promissory notes or a combination of the two.  In addition, the Company continues to seek an investor banker/consulting firm who can successfully complete a private placement of up to $5 million.

The Company also has entered into numerous wholesale contracts with large marketing/sales organizations which call for these organizations to automatically include the Company's vision plan with all of the sales or offerings of their products/services.  These contracts, which represent a population of well over 10 million, are in the launch/pre-launch stages and revenues are expected to begin being phased in before the end of 2003.

The Company has also entered into a contractual arrangement with a mail order fulfillment provider, whereby the Company will receive an 8% commission on all mail order sales made to the Company's members.  The commission revenue could equate to nearly $5 per member year, so as membership grows, commission revenues grow also.

Although there can be no assurances that the above transactions will be succ4essful, management believes the significant revenues will be generated from these contracts, that the investors will continue to support the Company and that a private placement can be achieved.  However, if the Company is unable to maintain its financial support, unable to obtain a private placement, or if sales do not increase as expect, then the Company may have to curtail or suspend operations.

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

Item 3.  Defaults upon Senior Securities:

                The Company has borrowings from third parties totaling $2,945,450 under various unsecured notes payable.  The notes, which accrue interest at various rates between 5.75 percent and 12.0 percent, are all due and payable one year after issuance.  As of June 30, 2003, the Company has a total of $1,208,000 of unsecured promissory notes that are in default as to their maturity dates.  As discussed elsewhere in the MD&A, many of the Company's financial supporters have indicated their intent to continue to support the Company.  Most of the notes in default are payable to these supporters and the Company is working with the note holders to encourage them to roll over their respective notes for another year.

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