Form 10KSB
period 2003-12-31
EYE CARE INTERNATIONAL INC
filed 2004-04-28
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

  [X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Class A common stock, $.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑      No      ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       ☐

Revenues for the issuer's most recent fiscal year were $181,392.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on April 15, 2004 was $52,520,390.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐              No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

                                As of April 15, 2004, the issuer had 17,219,800 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Items 1 and 2 Description of Business and Properties

In this report, ”ECI”, “we”, “the Company” or “us” refers to Eye Care International, Inc., a Delaware corporation, incorporated on May 31, 1994.  ECI’s executive offices are located at 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607.  Our telephone number is (813) 289-5552.  These facilities are leased and consist of approximately 4,400 square feet.  Our lease expires on June 30, 2006.  Rent expense associated with these premises and charged to operations for the twelve month period ending December 31, 2003 was $117,677.

Our Business

We market memberships in a comprehensive, national, non-insurance based, quality discount eye care and eyewear plan. The memberships entitle plan participants to obtain eye care services and products from our network of providers at rates which range from 20% to 60% below retail.  Additionally, beginning during the first quarter of 2003, we also promote the distribution and sale of a line of nutraceuticals (vitamins) to enhance vision and cardiovascular health.  In consideration for this service, we have begun to receive endorsement fees and commissions.

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

We have experienced losses since we commenced operations in 1994, including, net losses of $1,550,584 and $1,513,947 for the fiscal periods ending December 31, 2003 and 2002, respectively.  Our ability to operate profitably depends upon market acceptance of our vision care plan and the development of an effective marketing organization.  We are presently unable to predict when and if we will generate sufficient revenues to become profitable.

However, in November 2003 the Company entered in an investment banking agreement with Fordham Financial Management located in New York.  The agreement provides for Fordham to provide advice concerning strategic corporate planning and long-term investment policies, advice regarding mergers and acquisitions, and advice regarding the sales of securities in private transactions. Through the efforts of Fordham, the Company expects to  initially receive funds of up to $500,000 through a convertible debt arrangement. Although there can be no assurances, said funding is expected to begin before May 2004.

In January 2004 the Company entered into an arrangement with the May Davis Group, another investment banking firm located in New York, to assist in raising up to $5 million for the Company. The Company has begun receiving funds through this arrangement.  These funds are through the issuance of three-year mandatory convertible debt with an annual interest rate of seven percent. The conversion price is the lesser of (a) 120% of the closing bid price on the closing date or (b) 75% of the lowest closing bid price during the five trading days immediately preceding the conversion date.  To date a total $266,333 has been received.  In addition to its financial assistance, in April 2004  through the efforts of the May Davis Group, the Company signed a Private Equity Credit Agreement with Zatoon Ventures Limited whereby Zatoon will invest up to $3 million to be used for general corporate purposes.  The agreement provides that upon the effective registration of the Company’s stock, at the option of the Company, Zatoon will purchase the Company’s stock for the average of the three lowest closing bid prices prior to the date of such notice. The put date is the date that the Company submits notice to the investor that it desires to draw down a portion of the line.  The Company expects to file to register its stock by May 31, 2004.

In February 2004, the Company also signed a Letter of Intent to acquire by way of merger or the acquisition of the stock of three private sister companies, all health related companies, in an equity/cash transaction with the Company being the survivor company.  These three companies are in the fields of managed care technology/ repricing; insurance wholesaler providing stop loss insurance to third party administrators; and preferred provider medical network contracting with managed care organizations, third party administrators and large self-insured companies.  The synergies of these companies and the Company will enable all to benefit form each other, i.e. the Company making major sales through these organizations, as well as using their infrastructure to help with the Company’s rapid growth, and in return allow the other companies to use the Company as an outlet for their products/services.  Gross revenues for these three companies in 2003 exceeded $13 million.  Although the Company expects to consummate this transaction before May 15, 2004, there can be no assurances that the transaction will be completed.  Closing of this transaction is conditioned upon certain legal and financial conditions being met, including but not limited to legal documents being completed and certified financial statements being made available, and the payment by the Company of cash and stock to the sellers.

During the first quarter of 2004, some of the Company’s debt holders converted their promissory notes along with the related accrued interest into Class A common stock of the Company at the rate of $0.50 per share.  As of April 1, 2004, approximately $1.9 million of promissory notes (over 54% of the outstanding balance at year-end 2003) and over $200,000 of accrued interest related to the notes has been converted to equity, thus reducing the Company’s need for cash.

Funding received through these transactions will be used for completing the development of its marketing plan, and building the necessary administrative infrastructure, including the acquisition/merger discussed above; and the repayment of the note issued to the three shareholders discussed in the Liquidity and Capital Resources section of the Management Discussion and Analysis.

Employees

As of December 31, 2003, we had eight full-time employees (the CEO, CFO, Secretary, Supervisor of Customer Service, and four Customer Service Reps and one part-time Customer Service Rep).

Item 3.  Legal Proceedings

Other than routine various lawsuits, claims or disputes arising in the normal course of business, we are not involved in any pending  litigation,  nor are we aware of any pending or contemplated  proceedings against us. We know of no legal proceedings pending or threatened, or judgments entered against any of our directors or officers in their capacity as such the settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Trading Price Range and Dividends

ECI’s common stock was held by approximately 250 stockholders of record at December 31, 2003.  The Class A common stock is listed and traded principally on the OTC Bulletin Board under the symbol "EYCI."  Set forth below are the high and low closing prices for our Class A common stock on the OTC Bulletin Board for each quarter of the years ending December 31, 2003 and 2002.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2002	$2.55	$0.75
June 30, 2002	2.40	0.85
September 30, 2002	1.90	1.00
December 31, 2002	1.50	0.30
March 31, 2003	0.51	0.15
June 30, 2003	0.48	0.17
September 30, 2003	0.38	0.20
December 31, 2003	0.30	0.06

On  April 15, 2004 the closing bid price of one share of our Class A common stock on the OTC Bulletin Board was $3.05.  As of the same date, there were approximately 250 holders of record of our Class A common stock.

Dividends

The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements and financial condition. We have never paid any dividends on our Class A common stock and we do not anticipate paying such dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our operations.

Sales of Unregistered Securities

During 2003, two accredited investors converted their Series A preferred stock into 130,000 shares of Class A common stock.  In addition, ten accredited investors exercised a total of 230,500 warrants to purchase 230,500 shares of Class A common stock, and two accredited investors converted their promissory notes and accrued interest into 71,500 shares of Class A common stock. The Company also issued 150,000 shares of Class A common stock in payment for consulting services.

The Company issued 112,000 shares of Class A common stock as additional interest applicable to notes payable, which were converted to equity in 2004.

The Company also issued $979,500 of one-year ten percent promissory notes in 2003 to thirty-two accredited investors.

All of the foregoing were pursuant to Section 4(2) of the Securities Act of 1933, as amended, and did not involve a public offering.   We paid no fees in connection with these transactions.  There were no underwriters involved in these transactions and there were no underwriting discounts or commissions paid.  The purchasers in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities.  Appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in these transactions had adequate access to information about us and were sophisticated investors.

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

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

We made forward-looking  statements (within the meaning of the Private Securities  Litigation Reform Act of 1995) in this  report  that are subject to risks and  uncertainties,  such as  statements about our plans, objectives, projections, expectations, assumptions, strategies, or  future  events.   Other  written  or  oral  statements,   which  constitute forward-looking  statements,  also may be made from time to time by or on behalf of the  Company.  Words  such as  "may,"  "expects,"  "anticipates,"  "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of  such  words,   and  similar   expressions  are  intended  to  identify  such forward-looking  statements.  Similarly,  statements that describe the Company's future plans, objectives,  or goals also are forward-looking  statements.  These statements are not guarantees of future  performance and are subject to a number of risks, uncertainties,  and other factors, including those discussed below and elsewhere in this report,  that could cause actual results to differ  materially from future results,  performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors  that  could  cause  actual  results to differ  materially  from what is expressed or forecasted in such forward-looking  statements include, but are not limited to: (i) the inability of the  Company's  products to attain broad market acceptance;  (ii) inability of the Company to complete its product development ; (iii) the impact of  competitive  products and pricing;  (iv) the Company's ability to expand its sales and  marketing  programs;  (vii)  dependence on key personnel;  (ix) the availability,  terms and deployment of capital; and (x) general economic and business conditions. Subsequent  written and oral  forward-looking  statements  attributable to us or persons  acting on our behalf are expressly  qualified in their  entirety by the cautionary  statements  set forth above and  contained  elsewhere in this Annual Report on Form 10-KSB.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenue:

For the fiscal year 2003 the Company’s gross income of $431,392, exceeded the Company’s gross income recorded in 2002 by $144,000.  This increase resulted, in part, by the Company receiving $250,000, recorded in Other Income, from endorsing a vitamin product. The decline in the Company’s gross operating revenue derived from the sales of memberships resulted from the Company shifting its emphasis from retail marketing of memberships to the wholesale marketing of its memberships and to the development of a more diversified and expanded wholesale customer base; one which will include the Company’s program as a premium benefit under the wholesale customer’s  label.

Although several significant new wholesale customer contracts were negotiated during the year, implementation has taken longer than anticipated by the Company.  Several of the recently signed private label wholesale agreements provide that the Company’s vision plan will be automatically included with all sales offerings of the customer’s products or services.  The Company anticipates that commission income derived from its agreement with a mail order fulfillment provider will be generated once the wholesale contracts are implemented.  Revenue (commissions) received on vitamin sales, included in Other Income, associated with an agreement signed earlier in the year should also begin to generate revenue once the vitamin company receives adequate funding.  Other Income/(Expenses) includes $250,000 of revenue received in 2003 from this contractual arrangement with the vitamin company.

Selling, General and Administrative Expenses (SG&A):

The Company’s SG&A expenses of $2,647,992 increased by approximately $1,196,000 over the prior year.  Comparison of the more significant components of SG&A expenses follows:

	2003	2002	Increase (Decrease)

Payroll & related Expenses	$1,274,982	$925,324	$349,658
Commissions	81,737	16,609	65,128
Business Travel	220,541	121,461	99,080
Insurance	127,938	126,243	1,695
Professional/consulting Fees	489,993	102,764	387,229
Rent	117,677	116,107	1,570
All other SG&A expenses	335,124	43,268	291,856

Total	$2,647,992	$1,451,776	$1,196,216

Staffing additions account for the majority of the increase in payroll and related expenses.  During the majority of 2002, the Company had not yet filled positions in Marketing, Provider Relations, and Accounting.  All of these positions, except the Accounting position, were filled during most of the year 2003.

Commissions increased approximately $65,000 to $81,737 for 2003 primarily because of the commission expense associated with the revenue created from the vitamin contract.

Insurance expense for 2003 of $127,938 was nearly same as the same period in 2002.

Professional/consulting fees of $489,993 were approximately $387,000 higher than for year 2002 primarily because the Company used consultants   instead of hiring employees for certain functions, and increased legal/financial activities.

 Other expenses for the current period increased nearly $292,000 to $335,124 mainly because of the expenses associated with the reverse stock split, the use of temporary staffing personnel instead of hiring employees, increased printing costs and the settlement of claims.

Interest Expense:

Interest expense for 2003 of $364,511 increased by approximately $129,000 over the same period of 2002 as the Company issued additional interest bearing notes in late 2002 and during the year 2003.  The interest rate on these notes was ten percent.  The Company also issued warrants is lieu of granting higher interest rates.  The cost associated with said warrants of $157,566 was charged to interest expense.

Depreciation Expense:

Although a majority of the Company’s assets have been fully depreciated, the Company did acquire a limited amount of depreciable assets in 2003.  Therefore, depreciation expense, computed on a straight-line method over the assets’ estimated lives, declined by nearly $5,000 in 2003.

Other Income/(Expense) – Forgiveness of Debt

In 2003 the Company entered into an agreement with its officers, Clark Marcus and James Koenig, for the forgiveness of indebtedness owed by the Company to its officers.  At December 31, 2002 the Company owed the officers a total of approximately $1,028,000 in deferred compensation, and the officers owed the Company approximately $282,982 for amounts advanced.  The officers forgave the Company of $928,639 of the deferred compensation in return for the Company forgiving the amounts owed by them to the Company.  The Company also negotiated a settlement with a vendor in 2003 which resulted in the vendor forgiving the Company of $112,000 in return for the Company agreeing to pay the vendor commissions on specific vision membership sales.

Loans to Stockholders and Officers:

During the year 2003, loans and advances to stockholders and officers (primarily the CEO and CFO) were settled.  In prior years the Company had advanced amounts to them because they had deferred a major portion of their compensation.  In March 2003, the Company and its officers, Clark Marcus (CEO) and James Koenig (CFO) entered into agreements whereby Messrs Marcus and Koenig relinquished their claims to deferred compensation in the aggregate amount of $928,639.  In return, the Company forgave Messrs Marcus and Koenig of loans and advances totaling $282,984.  Any remaining amounts were eliminated by the officers absorbing expenses they incurred on behalf of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The following summary table presents comparative cash flows of the Company for the years 2003 and 2002:

	2003	2002
Net cash used by operating activities	$(1,103,009)	$(1,054,536)
Net cash used by investing activities	16,933	(35,961)
Net cash provided by financing activities	1,009,405	1,159,900

Net increase or (decrease) in cash	$(76,671)	$69,403

As evidenced in the above summary table, the Company has funded its operations primarily through the issuance of short-term notes payable.  During the year 2003, funds raised in this manner totaled$978,500. From time to time the Company experiences cash flow shortages due to current operating demands of its market development and enhancement program, and lack of capital resources.  Management of the Company has been able to manage these shortfalls without interruption to the business to date.

In June 2003 the Company entered into an agreement with three preferred shareholders settling an action brought by these shareholders against the Company, its directors and officers.  Under the terms of the agreement, the Company redeemed all of the shareholders’ preferred stock in the Company in exchange for the following:

The issuance of a promissory note in the principal amount of $664,950 due and payable on June 1, 2004, including  principal and interest accrued at the rate of 1.53% per annum;

The issuance of warrants entitling the three individuals to purchase up to 299,406 shares of the  Company at the exercise price of $2.1875 per share, in lieu of the Company paying off the promissory note.  The individuals have the option to exercise these warrants at  any time prior to  the sixth business day after the Company has delivered a written notice of the Company’s intent to   pay in full, within thirty days, the obligations arising under the note, and

 The extension of the expiration date of the Shareholders’ existing two-hundred forty  thousand warrants, exercisable at $2.50 per common share, from May 12, 2003 to June 1, 2005.

In November 2003 the Company entered in an investment banking agreement with Fordham Financial Management located in New York.  The agreement provides for Fordham to provide advice concerning strategic corporate planning and long-term investment policies, advice regarding mergers and acquisitions, and advice regarding the sales of securities in private transactions. Through the efforts of Fordham, the Company expects to initially receive funds of $500,000 through a convertible debt arrangement. Although there can be no assurances, said funding is expected to begin before May 2004.

In January 2004 the Company entered into an arrangement with the May Davis Group, another investment banking firm located in New York, to assist in raising up to $5 million for the Company. The Company has begun receiving funds through this arrangement.  These funds are through the issuance of three-year mandatory convertible debt with an annual interest rate of seven percent. The conversion price is the lesser of (a) 120% of the closing bid price on the closing date or (b) 75% of the lowest closing bid price during the five trading days immediately preceding the conversion date.  To date a total $266,333 has been received.  In addition to its financial assistance, in April 2004  through the efforts of the May Davis Group, the Company signed a Private Equity Credit Agreement with Zatoon Ventures Limited whereby Zatoon will invest up to $3 million to be used for general corporate purposes.  The agreement provides that upon the effective registration of the Company’s stock, at the option of the Company, Zatoon will purchase the Company’s stock for the average of the three lowest closing bid prices prior to the date of such notice. The put date is the date that the Company submits notice to the investor that it desires to draw down a portion of the line.  The Company expects to file to register its stock by May 31, 2004.

In February 2004, the Company also signed a Letter of Intent to acquire by way of merger or the acquisition of the stock of three private sister companies, all health related companies, in an equity/cash transaction with the Company being the survivor company.  These three companies are in the fields of managed care technology/ repricing; insurance wholesaler providing stop loss insurance to third party administrators; and preferred provider medical network contracting with managed care organizations, third party administrators and large self-insured companies.  The synergies of these companies and the Company will enable all to benefit form each other, i.e. the Company making major sales through these organizations, as well as using their infrastructure to help with the Company’s rapid growth, and in return allow the other companies to use the Company as an outlet for their products/services.  Gross revenues for these three companies in 2003 exceeded $13 million.  Although the Company expects to consummate this transaction before May 15, 2004, there can be no assurances that the transaction will be completed.  Closing of this transaction is conditioned upon certain legal and financial conditions being met, including but not limited to legal documents being completed and certified financial statements being made available, and the payment by the Company of cash and stock to the sellers.

During the first quarter of 2004, some of the Company’s debt holders converted their promissory notes along with the related accrued interest into Class A common stock of the Company at the rate of $0.50 per share.  As of April 1, 2004, approximately $1.9 million of promissory notes (over 54% of the outstanding balance at year-end 2003) and over $200,000 of accrued interest related to the notes has been converted to equity, thus reducing the Company’s need for cash.

Funding received through these transactions will be used for completing the development of its marketing plan and building the necessary administrative infrastructure, including the acquisition/merger discussed above; and the repayment of the Note issued to the three shareholders discussed above.

CONTRACTUAL OBLIGATIONS

We do not  have  any  material  contractual  obligations  currently  outstanding requiring payments over the next five years.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of December 31, 2003 or as of the date of this report.

Item 7.  Financial Statements.

EYE CARE INTERNATIONAL, INC.
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

BRIMMER, BUREK & KEELAN LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Eye Care International, Inc.
Tampa, Florida

We have audited the accompanying balance sheet of Eye Care International, Inc. as of December 31, 2003 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Eye Care International, Inc. as of December 31, 2003 and the results of operations, changes in shareholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The financial statements as of and for the year ended December 31, 2002 were audited by another auditor. As discussed in Note 8 to the financial statements, the Company has restated its 2002 financial statements during the current year to reflect a reverse stock split in conformity with accounting principles generally accepted in the United States of America. The other auditor reported on the 2002 financial statements before the restatement.

/s/Brimmer, Burek & Keelan LLP

Brimmer, Burek & Keelan LLP
Certified Public Accountants
Tampa, Florida

April 20, 2004

EYE CARE INTERNATIONAL, INC.
BALANCE SHEETS

ASSETS	2003	2002
Current assets
Cash	$ 1,426	$ 78,097
Accounts receivable (net of allowance for doubtful accounts)	55,455	22,670
Non-trade receivables and employee receivables	-	5,050
Prepaid Expenses	10,557

Total current assets	67,438	105,817

Fixed assets (net of accumulated depreciation)	6,587	4,135

Loans and Advances to Stockholders and Related Parties	-	352,665

Total assets	$ 74,025	$ 462,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$ 767,199	$ 736,078
Loans and notes payable	3,093,140	1,745,500
Accrued expenses and payroll taxes	433,958	141,767
Deferred compensation – related party	487,809	1,028,011
Deferred revenue	32,303	57,899
Total current liabilities	4,814,409	3,709,255

Long Term Liabilities
Deferred Revenue	37,917	47,866

Total liabilities	4,852,326	3,757,121

Stockholders’ Deficit
Preferred Stock, $.001 par value, 10,000,000 shares authorized: Series A convertible preferred stock; 1,500 shares authorized; 380 and 745 shares issued and outstanding (aggregate liquidation value: $380,000 and $745,000)	-	1
Series B 6% cumulative convertible preferred stock; authorized, issued and outstanding: -0- and 685,715 shares (aggregate liquidation value: $-0- and $385,407)	-	686
Common stock A $.001 par value; 30,000,000 shares authorized; 3,062,722 shares and 2,415,860 shares issued and outstanding at 31 December 2003 and 2002, respectively	3,062	2,418
Common stock B $.001 par value; 10,000,000 shares authorized; shares and 255,540 shares issued and outstanding	255	255
Additional paid-in capital	9,166,373	9,099,544
Accumulated deficit	(13,947,991)	(12,397,408)

Total stockholders’ deficit	(4,778,301)	(3,294,504)

Total liabilities and stockholders' deficit	$ 74,025	$ 462,617

See notes to financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2003 and 2002

	2003	2002
REVENUES
Membership fees	$181,392	$287,735

OPERATING EXPENSES
Selling, general and administrative expenses	2,647,992	1,451,776
Depreciation	4,940	9,642
Total Operating Expenses	2,652,932	1,461,418

Loss From Operations	2,471,540	1, 173,683

OTHER INCOME (EXPENSE)
Interest Expense	(364,511)	(235,929)
Financing Costs	-	(86,335)
Forgiveness of Debt – Related Party	928,639	-
Forgiveness of Debt	114,274	-
Product Endorsement Fees	250,000	-
Total Other Income (Expense)	928,402	(322,264)

Net Loss Before Income Taxes	(1,543,138)	(1,495,947)
Income Taxes	-	-

Net Loss	(1,543,138)	(1,495,947)

Preferred Stock Dividends	7,446	18,000

Net Loss Available To Common Stockholders	$(1,550,584)	$(1,513,947)

Basic loss per common share	$(.54)	$(.63)

Basic weighted average number of shares outstanding	2,858,330	2,408,313

See notes to financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years ended December 31, 2003 and 2002

	Preferred Stock				Common Stock
	Series A		Series B		Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Deficit	Total

Balance – December 31, 2001	745	$1	685,715	$686	11,924,360	$11,925	1,277,700	$1,277	8,908,615	(10,883,461)	(1,960,957)
Issuance of common stock					155,000	155			180,245		180,400
Preferred Dividends										(18,000)	(18,000)
Net (Loss)										(1,495,947)	(1,495,947)
Balance – December 31, 2002	745	1	685,715	686	12,079,360	12,080	1,277,700	1,.277	9,088,860	(12,397,408)	(3,294,504)
Reverse split					(9,662,640)	(9,662)	(1,022,160)	(1,022)	10,684

Balance – December 31, 2002 – restated	745	$1	685,715	$686	2,416,720	$2,418	255,540	$255	$9,099,544	$(12,397,408)	$(3,294,504)

Conversion of Preferred stock to Common	(65)	(1)			130,000	130			(130)		(1)
Reverse Stock Split					(104,000)	(104)			104		-
Redemption of Preferred for Debt	(300)	-	(685,715)	(686)					(599,314)		(600,000)

Common Stock Issued for Cash					50,000	50			24,950		25,000
Common Stock Issued for Interest					112,000	112			45,873		45,985
Exercise of Warrants					230,500	230			6,175		6,405
Conversion of Debt for common					21,500	22			59,749		59,771
Common Stock Issued for Accts Payable					4,000	4			1,996		2,000
Common Stock Issued for Services					200,000	200			128,550		128,750
Preferred Stock Dividend										(7,445)	(7,445)
Warrants Issued with Debt									398,876		398,876
Net (Loss)										(1,543,138)	(1,543,138)

Balance - December 31, 2003	380	-	-	--	3,060,720	$3,062	255,540	$255	9,166,373	(13,947,991)	(4,778,301)

 See notes to financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2003 and 2002

	2003		2002

Cash flow from operating activities
Net loss	$(1,543,138)		$(1,495,947)
Adjustment to reconcile net loss to net used in operating activities
Write-offs of deferred offering costs and other assets	-		99,256
Issuances of shares and warrants for services and interest	332,039		-
Depreciation	4,940		9,642
Common stock issued for settlement	2,000		-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	(27,735)		19,174
(Increase) decrease in prepaid expenses	(10,557)		10,973
(Increase) decrease in other current assets	328,341		-
Increase (decrease) in accounts payable and accrued expenses	164,832		(97,952)
Net change in debt discount	222,016		-
Increase (decrease) in deferred compensation	(540,202)		481,050
(Decrease) in deferred revenue	(35,545)		(80,732)

Net cash used by operating activities	(1,103,009)		(1,054,536)

Cash flow from investing activities
(Advances to) payments from stockholders/officers	24,324		(35,961)
Purchases of property and equipment	(7,391)		-

Net cash provided (used) by investing activities	16,933		(35,961)

Cash flow from financing activities
Proceeds from sales of common stock	25,000		180,400
Proceeds from short term borrowings loans and notes payable	978,000		979,500
Proceeds from exercise of warrants	6,405		-

Net cash provided by financing activities	1,009,405		1,159,900

Increase (decrease) in cash	(76,671)		69,403

Cash - January 01,	78,097		8,694

Cash - December 31,	$1,426		$78,097

Supplemental disclosures Interest paid	$203,439		$15,761
Common stock issued for settlement	$2,000	$
Common stock and warrants issued for interest and services	$332,039		$-
Preferred stock redeemed for debt	$654,950		$-
Taxes Paid	$-0-		$-0-

See notes to financial statements

  EYE CARE INTERNATIONAL, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenues from memberships are recognized over the life of the memberships which generally are one year from the month after a member signs up for the program. However, the Company also sells smaller amounts of two and three year memberships which are amortized over their respective periods.  The Company received a one time fee from product endorsement which was recognized as income when all obligations of the company had been performed and the billing was made to the customer. In 2003 the Company received this one time product endorsement fee which is recognized as other income due to its expected non reoccurrence.  In 2003 the Company also received a minor amount of commission on sale of products. The Company receives orders by telephone and uses a fulfillment center to complete the sale.  Those revenues are recognized when the product is shipped and paid for by the customer.  Revenues from commissions are immaterial in amount.

Stock Based Compensation

During 2003, the Company issued 1,393,506 detachable warrants to purchase Common A stock, to 2003 debt holders in connection with their loans to the Company in the amount of $978,000.  The warrants have a term of five years from date of issue and are immediately exercisable by the warrant holders.  In accordance with EITF 00-27, the warrants issued to 2003 debt holders were valued utilizing the Black-Scholes formula with a volatility factor of 255% and a tax free interest rated of 4.85%. Based upon that valuation, a debt discount was so determined and is being amortized as interest expense over the life of the debt.  The amount of discount determined as pertaining to the warrants is $398,876 and the interest expense for 2003 is $157,566.  Prior to 2003, the detachable warrants issued to debt holders were valued using the intrinsic method and the resulting interest expense for 2002 was $322,264.   Since the debt is payable in one year from date of issue, the use of the transitional method in EITF 00-27 for warrants issued in 2002 would not make a material difference, and therefore the 2002 financial statements have not been restated to reflect that method.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the assets, generally ranging from 5 to 7 years. Additions and major improvements to property and equipment are capitalized. Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.

Accounts Receivable

Accounts receivable, net are stated at estimated net realizable value. Accounts receivable are mostly comprised of balances due from memberships and product endorsements, net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. (See Note 4)

Income Taxes

The Company has adopted SFAS 109.  The Company has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.  The cumulative net operating losses of approximately $12,500,000 million can be carried forward to offset future taxable income.  The net operating loss carry-forward begins expiring in 2011.

For the years ended December 31, 2003 and 2002, the temporary differences between book income and taxable income consisted of the deferred compensation.  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 34 percent.  Components of the deferred tax asset for the periods end December 31, 2003 and 2002 are as follows:

Income tax expense (benefit) for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	-	-

Income tax expense (benefit)	$-	$-

Income taxes for the years ended December 31, 2003 and 2002 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2003	2002
Computed tax expense at the statutory rate	34%	34%
Increase (decrease) in taxes resulting from:
Net operating loss	(34%)	(34%)

Current income tax expense (benefit)	-%	-%

Temporary differences that give rise to deferred tax assets and liabilities:

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$4,761,340	$3,230,000
Compensation	-	340,000
Less valuation allowance	(4,761,340)	(3,570,000)
Gross deferred tax asset	-	-
Gross deferred tax liability	-	-

Net deferred tax asset	$-	$-

As of December 31, 2003, realization of the Company’s net deferred tax assets of approximately $4,761,340 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the year ended December 31, 2003 was $1,191,340.

Loss Per Share

The Company has adopted SFAS 128, Earnings per Share issued by the Financial Accounting Standards Board.

Net loss per share was computed based on the weighted average number of shares outstanding during the periods presented.  All weighted average shares outstanding have been restated to reflect the 1 for 5 reverse stock split occurring in June 2003.

Diluted loss per share is considered to be the same as basic loss per share since the effect of common stock options and warrants and preferred stock are anti-dilutive.

NOTE 3 – DUE FROM STOCKHOLDERS/OFFICERS

As of December 31, 2003, due from stockholders/officers included the following:

	2003	2002
Loans receivable	$-	$325,074
Travel advances	-	27,591

	$-	$352,665

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	2003	2002
Accounts receivable	$68,955	$22,670
Less allowance for uncollectible accounts	(13,500)	-
Total	$55,455	$22,670

For the years ended December 31, 2003 and 2002, amounts expensed to bad debt was $71,947 and $30,751, respectively.  Bad debt expense for the year ended December 31, 2003 includes approximately $43,857 of allowance for uncollectible advances to a consultant and shareholder of the Company.

During the years ended December 31, 2003 and 2002, the Company factored, without recourse, approximately $69,800 and $-0- of individual accounts in accounts receivable.  The aggregate amount of loss on the sale of these receivables was $14,590 for the year ended December 31, 2003.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	2003	2002
Machinery and equipment	$72,585	$72,585
Office furniture	51,845	51,845
Computers and equipment	7,391	-
	131,821	124,430
Less accumulated depreciation	(125,234)	(120,294)

Total	$6,587	$4,135

Depreciation expense for the years ended December 31, 2003 and 2002 was $4,940 and $9,642, respectively.

NOTE 6 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of December 31, 2003 and 2002:

	2003	2002
Notes payable to investors and shareholders; bearing interest ranging from 5.75% through 12% per annum; due through December 2002; currently in default.	$979,000	$979,000
Notes payable to investors and shareholders; bearing interest at 8% per annum; payable on demand.	474,500	474,500
Loans payable to investors and shareholders; payable without specific interest or repayment terms; currently bearing interest ranging from 5.75% through 12% per annum.	242,000	242,000
Notes payable to officers; bearing interest at 8% per annum; with no specific repayment terms.	50,000	50,000
Notes payable to investors and shareholders; bearing interest at 10% per annum; due through December 2003.	924,000	-
Promissory note payable to shareholder investor; bearing 1.53% interest per annum; due June 2004.	664,950	-

Total notes and loans payable	3,334,450	1,745,500
Less discount on debt (See Note 2, Stock Based Compensation)	(241,310)	-

Total	$3,093,140	$1,745,500

As of December 31, 2003, all notes and loans payable were classified as current maturities.

As of March 31, 2004, approximately $1,900,000 of debt had been converted in Common A stock (See footnote 16).

NOTE 7 – PREFERRED STOCK

Series A Convertible preferred stock is nonvoting and bears no dividends.  Each share is redeemable by the Company on the third anniversary of issuance at $1,000, per share, and convertible into 2,000 shares of Class A common stock, subject to adjustment.  Upon a public offering of $5,000,000 or greater, the shares are automatically convertible.

Series B Convertible preferred stock votes on an as if converted basis and bears cumulative dividends at 6%, per annum.  Each share is convertible at $2.19, per share, into Class A common stock.

In June 2003, the Company settled a lawsuit with an investor whereby the investor’s investment in 300 shares of the Company’s Preferred A stock and 685,715 shares of the Company’s Preferred B stock was redeemed in exchange for a note payable together with accrued dividends and legal fees. The total amount of the note is $664,950. In addition, the investor was awarded 299,406 warrants exercisable for $2.19 per share of Common A stock.  The full amount of the note is recorded as a current liability since its expiration date is June 1, 2004 and bears interest at the annual rate of 1.53%.  In addition, the Company agreed to pay a consulting fee to the investor in the amount of $2,440 per month for twelve months beginning with June 2003.  Based upon a valuation of the warrants utilizing the Black-Scholes pricing model, the warrants have a zero value and therefore have not resulted in a computation of discount on the resulting debt.  The Company also agreed to extend the term for another two years for 240,000 warrants previously issued to the investor.  These warrants are exercisable at a price of $2.50 per share.  Since the extension of the term of the warrants is considered a change in the warrant, a new measurement date occurred on the date of that change.  Utilizing the Black-Scholes pricing model, the value of the warrants at the new measurement date did not result in any additional expense to be recorded by the Company.

NOTE 8 – COMMON STOCK

In June 2003 the Company’s board approved a reverse 1 for 5 stock split for its Common A shares.  All references to the Common A stock in the accompanying financial statements have been adjusted to reflect the post split shares of Common A.

During 2003, the Company issued detachable warrants to all convertible debt holders in addition to their convertible notes.  This practice is consistent with the Company’s activity in prior years. However, EITF 00-27 requires the calculation of the fair value of the warrants so issued for periods ending after December 31, 2002.  The resulting valuation of the warrants is then reflected as a discount of the underlying debt and a corresponding addition to additional paid in capital.  The amount of this discount so valued in 2003 is $398,876 and is being amortized over the life of the debts as interest expense.  The amount of interest expense recorded for 2003 was $157,566.  Warrants issued in prior years were recorded as an interest expense utilizing the intrinsic method of valuation pursuant to EITF 98-5.

In 2003, the company settled a lawsuit with a former employee for prior unpaid wages whereby they agreed to a payment of 4,000 shares of Common A stock and a note in the amount of $55,000 payable over one year on a monthly basis.  The value of the shares issued for the settlement was $2,000.

The Company issued 150,000 shares of Common A stock for consulting services to three consultants.  The value of the shares issued was $102,500.

NOTE 9 – WARRANTS

During the years ended December 31, 2003 and 2002, the Company issued warrants to purchase 1,369,506 and 184,400 shares of Class A common stock, respectively.  At December 31, 2003 there were 2,325,949 warrants to purchase Class A common stock outstanding, exercisable at varying prices (weighted average price of $2.30) through 2006.  The following table summarizes this warrant activity:

	2003		2002
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	1,186,943	2.60	897,543	$ 2.60
Warrants issued as additional interest on notes payable	1,369,506	2.19	184,400	$ 1.05
Warrants issued on sales of Class A common stock			15,000	$ 0.25
Warrants cancelled			(10,000)	$ 5.00
Warrants exercised	(230,500)	.05

Warrants outstanding, ending of year	2,325,949	2.30	1,186,943	$ 2.60

The following table summarizes the status of warrants outstanding at December 31, 2003; all warrants are immediately exercisable:

Exercisable and Outstanding Warrants

Post Split Exercise Price	Number	Weighted average remaining contractual life in years
$0.01	978,600	4.41
0.05	104,400	3.71
1.25	6,000	3.01
2.19	299,406	0.42
2.50	876,541	1.87
5.00	61,000	2.91

NOTE 10 – STOCK OPTION PLAN

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

As of December 31, 2003 and   2002, no options have been granted under the Plan.

NOTE 11 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and other current liabilities approximates fair value because of their short maturity.  The carrying amount of notes payable approximates fair value based on stated interest rates, shares and warrants being approximate to current market interest rates.

NOTE 12 – COMMITMENTS AND CONTINGENCY

Lease

The Company is committed under a lease for office space through May 31, 2006.  For the years ended December 31, 2003 and 2002, rent expense was approximately $117,677 and $116,107, respectively.

The following is a schedule of future minimum lease payments (net of sales tax) required under this lease.

                                Year Ending December 31,

                                                2004                                        $105,426
                                                2005                                        $109, 475
                                                2006                                        $  46,360

NOTE 13 – LITIGATION AND CONTINGENCIES

At December 31, 2003, the Company was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

NOTE 14 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained operating losses in recent years.  Further for the year ended December 31, 2003, the Company had negative working capital of approximately $4,746,971, a net loss of approximately $1,543,138 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $13,947,991.  Although these factors raise substantial doubt about the ability of the Company to continue as a going concern the Company has taken several actions to ensure that the Company will continue as a going concern through December 31, 2004.

The Company signed a financing agreement in November 2003 with an investment banking firm to obtain convertible debt financing to the Company in the approximate amount of $500,000 which is expected in the second quarter of 2004.  In January 2004, the Company signed another investment agreement with an investment banking firm to provide funds of approximately $400,000. In addition, as of April 22, 2004, the Company has signed an agreement with an additional investment banking firm that has committed to investing a minimum of $500,000 and a maximum of $3,000,000 in debt convertible into common stock of the company predicated on the filing of a registration statement Form SB-2 .  Such funds would be available on the successful filing of Form SB-2 and the investment of those funds would extend over the following forty eight months. The Company is also in final stages of an agreement to merge with a company that will add positive cash flow and significant marketing opportunities to the Company’s services.  The Company has converted approximately 75% of its convertible debt as of March 31, 2004 and therefore feels it will be able to obtain equity capital and additional operating revenues to continue as a going concern.  However, these expected plans are subject to change that could affect the Company’s ability to raise the equity capital and increase revenues for the subsequent year.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002, the Company had an employment agreement with its President and Chief Executive Officer, Clark Marcus.  The agreement, which originally had an expiration date of September 20, 1999, was extended by resolution of the Board of Directors, on February 15, 1996, for a period of five years, originating upon the date the executive commences to receive his full compensation, as provided under the terms of the employment agreement.  Therefore the original agreement is still in effect.

As of December 31, 2003, a total of $ 358,424 deferred compensation was due to this executive.  $227,750 of deferred compensation was due for services performed during the year ended December 31, 2003 and $130,674 for services performed in prior years.  Deferred salary from prior years is net of a forgiveness of accrued salaries in the amount of approximately $424,000.

During the years ended December 31, 2003 and 2002, the Company had an employment agreement with James Koenig, Chief Financial Officer.  The agreement originally had an expiration date of February 1, 2001.  The Board of Directors extended this agreement on the same terms as described for its President and Chief Executive Officer.

As of December 31, 2003, the Company had accrued deferred compensation of approximately $129,400 for services performed during the year 2003 by Mr. Koenig.  In addition, Mr. Koenig forgave approximately $511,000 of deferred compensation payable to him from prior years.

The terms of the employment agreements include annual salary increases and bonuses, to be determined by the Board of Directors.  In addition, to fringe benefits afforded to other senior executives, the Company is obligated to pay premiums for life, travel and accident insurance, with a double indemnity provision, in the amount of five times the President and Chief Executive Officer’s base compensation, with the beneficiary to be designated by the executive.

NOTE 16 – SUBSEQUENT EVENTS

In January 2004, the Company offered substantially all debt holders an improved conversion for their debt at the rate of one share of Common A stock for every $.50 of debt.  Through March 31, 2004, approximately $1,900 000 of the $2,670,000 debt has converted into Common A stock.

In January 2004 the Company entered into an agreement with the May Davis Group (May), an investment banking group, to assist in raising up to $400,000 of equity financing for the Company.  The Company has begun receiving funds under this agreement and are in the form of three–year mandatory convertible debt with an annual interest rate of seven percent. Through April 2004, the Company has received approximately $266,333 pursuant to this financing. May has provided assistance in the financing with Zatoon Ventures Limited.

In March 2004, the Company entered into an agreement with Zatoon Ventures Limited (Zatoon) whereby Zatoon will provide financing to the Company of up to $3,000,000 through purchase of the Company’s common A stock.  The purchases are to be in increments of at least $25,000 and no more than $500,000 at a time at the request of the Company.  The agreement is to be for a term of the later of 36 months from the commencement period or 48 months from the date of the agreement.  This agreement is predicated upon the Company filing a registration statement Form SB-2 with the Securities and Exchange Commission within 60 days of the agreement and maintaining its listing on a principal market.

The Company had entered into a financing agreement in November 2003 with Forham Financial (Fordam) to provide equity financing and other consulting services.  The Company expects to begin receiving funds by May 2004 of up to $500,000 through convertible debt through the efforts of Fordam.

In March 2004, the Company settled a fee dispute with a law firm that had provided legal services to the Company.  That settlement resulted in a reduction in the amount owed which has been reflected as of December 31, 2003.

In April 2004, the Company entered into an agreement with United Networks of America (United) whereby United will add the Company’s line of services to its offerings through its network of providers and members nationwide.

Subsequent to year end, the Company entered into significant discussions with a healthcare company and its affiliates to acquire all of the capital stock and equity interests of that company in exchange for common A stock of the Company. As a result of the proposed merger, Eye Care International, Inc. would own 100% of the common stock of the acquired company and shareholders of that company would own approximately 50% of the Company. As of April 20, 2004, the companies had not finalized an agreement.

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
Certified Public Accountants
Seminole, Florida

April 15, 2003

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During the Company’s two most recent fiscal years, the principal independent accountant for the Company neither resigned (or declined to stand for re-election) or was dismissed,

However, on March 10, 2004, the Board of Directors approved the decision to dismiss the registrant’s Certifying Accountant, Dreslin Financial Services, Certified Public Accountants and engage the services of Brimmer, Burek & Keelan LLP.  Reports in connection with audits of the two most recent fiscal years ending December 31, 2002 and 2001 were provided by Dreslin Financial Services and Most & Company (the predecessor to Dreslin Financial), respectively.  Dreslin Financial did issue a report on the financial statements as of December 31, 2002.  The reports in connection with audits of the two most recent fiscals years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for going concern opinions.  During the period since the Dreslin Financial’s engagement (March 21,2003 to March 10, 2004), there were no disagreements with the said accountants, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Dreslin Financial, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

ITEM 8A.                 CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.    The issuer's principal executive officer and principal financial officers, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and has:

  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision,  to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

Based on their evaluation as of the Evaluation Date, his conclusion about the effectiveness of the disclosure controls and procedures were that nothing indicated:

  any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

  any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

  any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

In addition, the issuer’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.  Directors and Executive Officers.

The following is a list of our directors and executive officers:

Name	Age	Position
Clark A. Marcus	62	Chairman, President, Chief Executive Officer and Director

James L. Koenig	57	Senior Vice President, Chief Financial Officer, Secretary and Director

Arnold Finestone	73	Director

William H. Koch, M.D.	65	Director

Robert Veligdan, M.D.	53	Director

Sharon Kay Ray	46	Director

John A. Schild	64	Director

Arthur Yeap	48	Director

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

Richard Abrahamson, M.D., one of our founders, was a member of our Board of Directors from August 1995 until May 2003. Dr. Abrahamson also serves as a member of our Medical Screening Committee. Since July 1992, Dr. Abrahamson has operated a private ophthalmology practice specializing in diseases and surgery of the eye. Dr. Abrahamson advises us on credentials of ophthalmologists, expansion of our network and sometimes interacts with network providers.

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

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees.

The Board of Directors has established an Audit Committee.  Arnold Finestone and Arthur Yeap, are the current members of the Audit Committee. Mr. Finestone is the audit committee financial expert.  The Audit Committee recommends engagement of the company’s independent auditors, is primarily responsible for approving the services perform by the independent auditors and for reviewing and evaluating our accounting principles and its system of internal accounting controls and has general responsibility in connection with related matters.

The Board does not have an option committee, a nominating committee, the functions of which are performed by the Board.

All our directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, and all executive officers hold office at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than ten percent of our class A common stock to file certain reports of ownership and changes in ownership with the SEC within specified time periods. Officers, directors and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2003

Item 10.  Executive Compensation

The following table sets forth the compensation paid to, earned by or accrued for our Chief Executive Officer and each of our other executive officers for whom more than $100,000 was paid or accrued as compensation for the years ended December 31, 2003, 2002, and 2001 (collectively, the "Named Executive Officers"):

Annual Compensation (5)

Name and Principal Position	Year	Cash Compensation		Other Compensation

Clark Marcus Chief Executive Officer and President	2003 2002 2001	$ 207,434 $ 30,625 $ 196,015	(3) (3) (3)	$ 280,984 $ 6,000 $ 6,000	(1) (1) (1)

James L. Koenig Senior Vice President, Chief Financial Officer and Secretary	2003 2002 2001	$ 109,663 $ 16,584 $ 123,242	(4) (4) (4)	$ 14,000 $ 6,000 $ 6,000	(2) (2) (2)

(1)	Includes auto allowance (2003 - $6,000; 2002 - $6,000; 2001 - $6,000) and forgiveness of debt of $274,984 in 2003.
(2)	Includes auto allowance (2003 - $4,000; 2002 - $6,000; 2001 - $6,000) and forgiveness of debt of $8,000 in 2003.
(3)	Excludes deferred compensation of $268,850 for 2003 and $276,143 for 2002 and $175,654 for 2001.
(4)	Excludes deferred compensation of $170,686 for 2003, $204,907 for 2002 and $135,228 for 2001.
(5)	There was no Long-Term Compensation for the officers.

Employment Agreements

Clark Marcus serves as our Chief Executive Officer pursuant to an employment agreement which expires in September 2008. The agreement provides for a salary of $150,000 per annum, increased by an amount equal to the greater of fifteen percent (15%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus beginning at three percent (3%) of ECI's pre-tax profits in any year that our revenues exceed $1 million and increasing up to seven percent (7%) of our pre-tax profits in any year that revenues exceed $4 million. The actual amount paid to Mr. Marcus, excluding an auto allowance of $6,000, forgiveness of debt of $274,984, and deferred salary of $268,850, for the year ending December 31, 2003 was $207,434. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Marcus' employment is terminated within 12 months following a change in control, Mr. Marcus will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years.

James L. Koenig serves as our Senior Vice President and Chief Financial Officer pursuant to an employment agreement which expires in February 2008. The agreement provides for a salary of $125,000 per annum, increased by an amount equal to the greater of ten percent (10%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus of three percent (3%) of our pre-tax profits in any year that our revenues exceed $1 million. The amount Mr. Koenig was paid, excluding an auto allowance of $4,000, the forgiveness of debt of $8,000, and net of deferred salary of $170,686, for the year ending December 31, 2003, was $109,663.  We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Koenig's employment is terminated within 12 months following a change in control, Mr. Koenig will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock options or stock appreciation rights were granted by the Company to the named executive officers in 2003.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR TABLE

At December 31, 2003, the Company had no stock options or stock appreciation rights outstanding.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of April 1, 2004 by (i) each stockholder known by us to be a beneficial owner of more than five percent of the outstanding common stock; (ii) each executive officer and director; and (iii) all directors and officers as a group.

The percentages below are calculated based on  17,219,800 shares of common stock issued and outstanding.

	Amount and Nature Of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Name	Class A Common Stock	Class B Common Stock	As a % of All Common Stock	As a % of All Class A	As a % of All Class B

Clark Marcus (3)	11,800	959,280	5.7%	*	56.8%
Sharon Kay Ray (3)	54,600	39,640	*	*	2.3%
James L. Koenig (3)	30,960	648,882	4.0%	*	38.4%
Robert G. Veligdan, DDS (3)	93,099	--	*	*	--
William Koch (3)	67,548	5,000	*	--	*
John A. Schild (3)	67,800	--	--	--	--
Arnold Finestone (3)	46,390	--	*	*	--
Arthur Yeap (3)	56,581	--	*	*	--

All officers and directors as a group (8 persons)	428,778	1,652,802	12.1%	2.8%	97.8%

 _______________________________
*                       Less than 1%

(1)      Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to beneficially own any shares that such person has the right to acquire within 60 days after April 1, 2004.

(2)      Calculated as a percentage of the total number of shares of common stock issued and outstanding without respect to voting power. Each share of class B common stock is entitled to five votes per share, as compared to one vote per share of class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 1, 2004, any shares, which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person. As of April 1, 2004, we had 15,530,640 shares of class A common stock outstanding and 1,689,160 shares of class B common stock outstanding, or a total of 17,219,800 shares of common stock outstanding.

(3)      Address is c/o Eye Care International, Inc., 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607.

Item 12.     Certain Relationships and Related Transactions.

Transactions with related parties consisting solely of loans and advances primarily to ECI's Chief Executive Officer, Mr. Clark Marcus, were settled in 2003.  In accordance with employment agreements with Mr. Marcus and with Mr. James Koenig, CFO, the Company accrued wages earned but unpaid during the year 2003.  In addition, the officers forgave the Company of $928,639 of deferred compensation previously accrued.  As of December 31, 2003, the amount owed by the Company to its officers amounted to $487,809, as compared to $1,028,011 at December 31, 2002.

Other than as described above, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters;
  Any relative or spouse of any of the foregoing persons who has the same house as such person

Item 13.     Exhibits and Reports on Form 8-K.

(a)  Exhibits to this Report are all documents previously filed which are incorporated herein as exhibits to this Report by reference to all other reports previously filed by the Company pursuant  to the Securities Act of 1933 and the Securities Exchange Act of 1934.

We are filing the exhibits listed below with this Report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:  The Company  has not filed any  Reports on Form 8-K during the last quarter of the fiscal year of December 31, 2003.

Item 14.  Principal Accountant Fees and Services.

	Fiscal year ending December 31, 2003	Fiscal year ending December 31, 2002
Audit Fees	$14,000	$11,890
Audit Related Fees	0	0
Tax Fees	$0	0
All Other Fees	$0	$0

SIGNATURES

                In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 27, 2004

EYE CARE INTERNATIONAL INC.

By: /s/ Clark A. Marcus President and Chief Executive officer (Principal Executive Officer)	By: /s/ James L. Koenig Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 27, 2004  in the capacities indicated.

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