Form 10QSB
period 2004-03-31
EYE CARE INTERNATIONAL INC
filed 2004-05-24
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB




(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004


/_/     Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ______ to ____________


Commission file number 0-27889

                          EYE CARE INTERNATIONAL, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                      DELAWARE                             59-3206480
           -------------------------------            -------------------
           (State or Other Jurisdiction of             (IRS Employer
           Incorporation or Organization)             Identification No.)


              1511 North Westshore Boulevard, Suite 925
              Tampa, Florida                                     33607
             -------------------------------------------      ---------
             (Address of principal executive offices)         (Zip Code)


                                 (813) 289-5552
                 -----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to such reports, and (2) registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]



As of May 20, 2004, the issuer had outstanding 22,150,822 shares of common stock, $.001 par value.


Transitional Small Business Disclosure Format: Yes  [ ]     No [X]

                        EYE CARE INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX


                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 2004 and December 31, 2003               3

         STATEMENT OF OPERATIONS - For the Quarters ended March 31, 2004
            and 2003                                                         4

         STATEMENT OF CASH FLOWS - For the Quarters ended March 31, 2004
            and 2003                                                         5

         NOTES TO FINANCIAL STATEMENTS                                       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         of Financial Condition and Results of Operations                    9



                            PART II OTHER INFORMATION


ITEM 6.  (a) EXHIBITS FILED
         (b) REPORTS ON FORM 8-K

SIGNATURES

                                            PART I - FINANCIAL INFORMATION
 ITEM 1.
                                             EYE CARE INTERNATIONAL, INC.
                                              COMPARATIVE BALANCE SHEETS

                                                        ASSETS

                                                                                         MARCH 31              DEC. 31
                                                                                           2004                 2003
                                                                                       ------------         ------------
                                                                                         UNAUDITED
Current assets
     Cash                                                                              $     21,427         $      1,426
     Accounts receivable (net of allowance for doubtful accounts)                            86,205               55,455
     Prepaid Expenses                                                                         7,917               10,557
                                                                                       ------------         ------------
        Total current assets                                                                115,549               67,438
       Fixed assets (net of accumulated depreciation)                                        9,233                6,587
                                                                                       ------------         ------------
TOTAL ASSETS                                                                           $    124,782         $     74,025
                                                                                       ============         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                                                  $    776,172         $    767,199
     Loans and  notes payable                                                             1,427,450            3,093,140
     Accrued expenses and payroll taxes                                                     232,364              433,958
     Deferred compensation - related parties                                                578,103              487,809
     Deferred revenue                                                                        27,551               32,303
                                                                                       ------------         ------------
Total current liabilities                                                                 3,041,640            4,814,409

Long-term liabilities
     Mandatory Convertible Debt                                                             266,333                 --
     Deferred revenue                                                                        39,504               37,917
                                                                                       ------------         ------------

Total Liabilities                                                                      $  3,347,477         $  4,852,326
                                                                                       ------------         ------------

Stockholder's Deficit
Preferred Stock, $.001 par value, authorized 10,000,000 shares authorized:
     Series A convertible preferred stock; 1,500 shares authorized; 155 and 380
          Shares issued and outstanding: (aggregate liquidation value:$155,000)                --                   --
Common stock A, $0.001 par value; authorized shares: 30,000,000;
     issued and outstanding: 15,536,922 and 3,062,722, at March 31,
     2004, and December 31, 2003, respectively                                               15,537                3,062
Common stock B, $0.001 par value; authorized shares: 10,000,000;
     issued and outstanding:  1,727,880 and 255,540, at March 31,
     2004, and December 31, 2003, respectively                                                1,728                  255
Additional paid-in capital                                                               27,712,581            9,166,373
Stock subscriptions receivable                                                              (73,850)
Accumulated deficit                                                                     (30,878,691)         (13,947,991)
                                                                                       ------------         ------------

Total stockholders' deficit                                                             ( 3,222,695)         ( 4,778,301)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $    124,782         $     74,025
                                                                                       ============         ============



                                           See notes to financial statements

                         PART I - FINANCIAL INFORMATION


                          EYE CARE INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     FOR THE THREE
                                                                      MONTHS ENDED
                                                         ---------------------------------
                                                            MARCH 31            MARCH 31
                                                              2004                2003
                                                           UNAUDITED            UNAUDITED
                                                         ------------         ------------
REVENUES

     Membership fees                                     $     37,246         $     50,624


OPERATING EXPENSES
     Selling, general and administrative expenses             686,392              489,558
     Depreciation                                                 370                2,315
                                                         ------------         ------------
Total Operating Expenses                                      686,762              491,873

Loss From Operations                                          649,516              437,378

OTHER INCOME (EXPENSE)
     Interest Expense                                         (33,734)             (41,490)
     Financing Costs                                          (49,858)             (22,400)
     Foregiveness of Debt - Related Party                        --                577,654
     Foregiveness of Debt                                        --                111,774
     Consulting expenses for business expansion          $(16,197,591)

     Product Endorsement Fee                                     --                250,000
                                                         ------------         ------------
    Total Other Income (Expense)                          (16,281,183)             875,538

Net Loss Before Income Taxes                             $ 16,930,699
Income Taxes                                                     --                   --
                                                         ------------         ------------

 NET LOSS                                                $ 16,930,699         $    438,160

Preferred Stock Dividends                                        --                  4,500
                                                         ------------         ------------

Net Loss Available to Common Stockholders                $ 16,930,699         $    433,660
                                                         ============         ============


Basic loss per common share                              $      (1.32)        $      (0.16)

Weighted average number of shares outstanding              12,860,084            2,678,640
                                                           ==========            =========


                             See notes to financial statements

                         PART I - FINANCIAL INFORMATNION

                          EYE CARE INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              FOR THE THREE
                                                                                           MONTHS ENDED MARCH 31
                                                                                        2004                 2003
                                                                                    ------------         ------------
Cash flow from operating activities; net (loss)                                     $(16,930,949)        $    438,160


Adjustments to reconcile net income and (loss) to cash provided or (used) in operating activities Decrease by non-cash additions to income:
Write-off of deferred compensation                                                                           (936,639)
Issuances of shares and warrants for services and interest                            16,197,311
     Add non-cash charges to operations:
         Depreciation                                                                        370                2,315
         Forgiveness of officer's loans receivable                                                            282,984
         Tax liability on forgiven loans receivable                                                            76,000
         Interest accrued but not paid                                                    25,511               59,144
         Amortization of debt discount                                                    49,858

     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                         (750)            (189,329)
         (Increase) decrease in prepaid interest                                           2,640
         Increase (decrease) in accounts payable and accrued expenses                     (3,334)             (63,329)
         Increase (decrease) in net deferred revenue                                      (3,166)              (8,066)
         Increase (decrease) in net deferred compensation                                 90,294              111,995
         Increase (decrease) in stock subscription receivable                            (73,850)
                                                                                    ------------         ------------

Net cash (used) in operations                                                           (646,065)            (226,765)

Cash flow from investing activities:
         Advances to stockholders/officers                                                                    (21,541)
         Purchase of property and equipment                                               (2,959)
                                                                                    ------------         ------------
Net cash provided (used) by investing activities                                          (2,959)             (21,541)

Cash flow from financing activities:
         Proceeds from short-term borrowings                                             458,675              175,000
         Proceeds from exercise of warrants                                              210,350
                                                                                    ------------         ------------

Net cash provided by financing activities                                                669,025              175,000

Increase or (decrease) in cash                                                      $     20,001         $    (73,306)

Cash - January 01                                                                          1,426               78,097
                                                                                    ------------         ------------

Cash - March 31                                                                     $     21,427         $      4,791


Supplemental disclosures:
         Interest paid                                                              $    217,324                $ -0-
         Taxes paid                                                                          -0-                  -0-
         Warrants issued for consulting services                                      16,197,311                  -0-

                                          See notes to financial statements

                        PART I - FINANCIAL INFORMATION

                          EYE CARE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited financial information has been prepared by Eye Care International, Inc. (the Company) in accordance with accounting principals generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-QSB, and Item 310(b) of Regulation S-B, of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three-month period are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The December 2003 comparative balance sheet presented was derived from audited financial statements, but does not include all disclosures required with the audited annual statements. This financial information should therefore be read in conjunction with the financial statements and notes included with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE B:  MUTUAL FORGIVENESS OF DEBTS

During the quarter ending March 31, 2003, the Company and two of its officers, Clark Marcus (CEO) and Jim Koenig (CFO) entered into agreements whereby Messrs. Marcus and Koenig relinquished their claims to deferred compensation (earned but unpaid) in the amounts of $424,985 and $511,654, respectively. In consideration for their agreements, the Company forgave collection of personal loans and advances to them, totaling $282,984. The resultant gain on this transaction to the Company is reduced by the tax liability associated with the forgiveness of debt, for which the Company has agreed to reimburse the officers. This transaction resulted in the Company recording a net gain of $577,654, in March 2003.


NOTE C:  SHORT-TERM NOTES PAYABLE

During the three months ended March 31, 2004, the Company borrowed $192,342 from accredited investors. These loans are evidenced by short-term notes, maturing within one year of date of issuance, and bearing interest of 10 percent. The Company, through an arrangement with the May Davis Group, borrowed $266,333 of three-year mandatory convertible debt, which bears interest at the rate of 7 percent. The notes are convertible into the Company's common stock at the lesser of 120 percent of the closing bid price of the Company's common stock on the closing date, or 75 percent of the lowest closing bid price during the five days immediately prior to the conversion date.

During the first quarter of 2004, some of the Company's noteholders converted their notes into the Company's common stock at the rate of two shares for each one-dollar of principal and accrued interest. This resulted in the Company converting $2,099,342 of its existing debt and $209,324 of accrued interest into common stock.

NOTE D:  COMMON STOCK AND WARRANTS

The 30,000,000 authorized shares of common stock consist of two classes; 20,000,000 authorized Class A, and 10,000,000 authorized Class B. On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes per share. At March 31, 2004 and December 31, 2003 the issued and outstanding shares of common stock by class were as follows:
                                                     March 31     December 31
                                                        2004         2003

Class A common stock issued and outstanding         15,536,922       3,056,722
Class B common stock issued and outstanding          1,727,880         255,540
                                                    ----------   -------------
      Total common stock issued and outstanding     17,264,802       3,312,262

Three investors holding a total of 225 shares of Series A preferred stock exercised their conversion privilege and converted their Series A preferred stock into 90,000 shares of Class A common stock during the three month period ended March 31, 2004.

Through the conversion of promissory notes and accrued interest as discussed in Note C above, outstanding shares increased by 4,715,410 shares. Shares outstanding were further increased by 7,797,130 shares due to holders of warrants exercising their warrants; through the issuance of 1,280,000 shares for services, and the issuance of 70,000 shares for the elimination of other liabilities. During the first quarter of 2004, the Company issued a total of 6,833,108 warrants, of which 250,000 were exercisable at the rate of $0.50 per share of common stock and the remaining 6,583,108 were exercisable at the rate of $0.01 per share of common stock. The issuance of these warrants created a non-cash charge to the income statement of $16,197,591.


As discussed in the preceding paragraph, during the quarter ended March 31, 2004, the Company entered into various long-term (a minimum of five years) agreements with financial and business consultants (including the May Davis Group and Fordham Financial) to assist in furthering its financial and business plan, including the expansion of its business. The consultants are to assist the Company in its efforts to effect the acquisition (Note G) and other future acquisitions and to obtain relationships with sources of revenue. As an inducement to these consultants to provide these services, the Company granted them, in the aggregate, approximately 5.7 million warrants. These warrants entitled the consultants to purchase the Company's common stock at a price of $.01 per share. The value of those warrants was determined using the intrinsic value method resulting in a non-cash charge to expense in the first quarter of 2004 of $16,197,591. As a result of the agreements the Company has entered into the agreement with Zatoon for a $3 million equity line, as previously reported in the Company's 10-KSB; has advanced its merger/acquisition discussions and expects to close the transaction very soon, and has well advanced business discussions which the Company believes will close and produce material revenues for the Company.

NOTE E: STOCK SUBSCRIPTIONS RECEIVABLE

During the quarter ended March 31, 2004, as a result of shareholders exercising their warrants, the Company recorded a total of $73,850 as receivables due from said shareholders. This receivable has been recorded on the balance sheet in the equity section.


NOTE F:  EARNINGS PER SHARE

The basic earnings per share for each period presented was computed based on the weighted average number of common shares outstanding during the period. Fully diluted net income or loss per share has not been presented as in each loss period inclusion of potential common shares (such as the outstanding warrants) would be antidilutive. Likewise, warrants are dilutive only when the average market price of the common stock exceeds the average exercise price of the warrants. This was not the condition during the periods reflected.

NOTE G:  SUBSEQUENT EVENTS

In March 2004, the Company entered into an agreement with Zatoon Ventures Limited (Zatoon) whereby Zatoon will provide financing to the Company of up to $3,000,000 through purchase of the Company's common A stock. The purchases are to be in increments of at least $25,000 and no more than $500,000 at a time at the request of the Company. The agreement is to be for a term of the later of 36 months from the commencement period or 48 months from the date of the agreement. This agreement is predicated upon the Company filing a registration statement

Form SB-2 with the Securities and Exchange Commission within 60 days of the agreement and maintaining its listing on a principal market.

The Company had entered into a financing agreement in November 2003 with Forham Financial (Fordam) to provide equity financing and other consulting services. The Company expects to begin receiving funds by June 2004 of up to $500,000 through convertible debt through the efforts of Fordam.

Subsequent to year end 2003, the Company entered into significant discussions with a healthcare company and its affiliates to acquire all of the capital stock and equity interests of that company in exchange for common A stock of the Company. As a result of the proposed merger, Eye Care International, Inc. would own 100% of the common stock of the acquired company and shareholders of that company would own approximately 50% of the Company. As of May 20, 2004, the companies had not finalized an agreement.

During the second quarter of 2004 the Company has issued approximately 4.9 million shares of common stock , primarily for services that either have been or will be performed by consultants. The Company has not, at this time, calculated the resulting non-cash extraordinary charge to its second quarter 2004 income statement.

In May of 2004, the Company's authorized its officers to seek from the Company's shareholders, their approval to increase its authorized shares from fifty million shares to one hundred million shares. If approved by the Company's shareholders, the authorized shares for Class A common stock would be increased from thirty million shares to sixty million shares; its Class B shares from ten million shares to twenty million shares and its preferred shares from ten million shares to twenty million shares. As of the filing of the Company's quarterly form 10QSB, a record date has not been established.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



                              RESULTS OF OPERATIONS

      QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003


REVENUE:

During the quarter ended March 31, 2004, revenues decreased $13,378 primarily because of the loss of one retail customer. The Company has shifted its emphasis from retail marketing of memberships to the wholesale marketing of its memberships and to the development of a more diversified and expanded wholesale customer base; one which will include the Company's program as a premium benefit under the wholesale customer's label.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A):


The Company's SG&A expenses increased by a total of approximately $197,000 for the three month period ending March 31, 2004 as compared to the same period in 2002. Comparison of the more significant components of SG&A expenses follows:

                                                           FOR THE THREE MONTHS ENDED MARCH 31
                                                     -------------------------------------------
                                                        2004             2003           Increase
                                                                                       (Decrease)
                                                     ---------        ---------        ---------
          Payroll & related expense                  $ 291,786        $ 273,327        $  18,459
          Commissions                                    1,524           60,815          (59,291)
          Business travel                               72,408           47,252           25,156
          Insurance                                     14,546           31,388          (16,842)
          Professional fees                            104,714           22,100           82,614
          All other SG&A expenses                      201,414           54,964          146,450
                                                     ---------        ---------        ---------

          Total                                      $ 686,392        $ 489,846        $ 196,546


Staffing additions of customer service representatives account for the majority of the increase in payroll and related expenses.

Commission expense varies directly with the Company's sales. However, the decrease of approximately $59,000 was primarily due to the fact that there were no vitamin sales in the first quarter of 2004, as compared to sales of $250,000 during the first quarter of 2003. Commission on said sales totaled approximately $50,000.

The increase in business travel expenses reflects the increased time of the CEO away from the home office negotiating the new contracts and raising capital.

Professional fees, which include expenses associated with legal and auditing services, during the quarter ended March 31, 2004, exceeded similar expenses during the first quarter of 2003, by about $25,000. Part of this increase was the result of increased SEC work performed by both the accountants and the attorneys combined with legal expenditures associated with a proposed merger/acquisition Other legal costs of about $46,000 resulted from the issuance of common shares to attorney for services.

INTEREST EXPENSE:

For the quarter ended March 31, 2004, interest expense of $33,734 was approximately $8,000 less than the same period in 2003 as over $2 million of debt and nearly $210,000 of accrued interest were converted to equity at the rate of two shares for each $1.00 of debt.

DEPRECIATION EXPENSE:

Depreciation expense for the quarter ended March 31, 2004 continues to decrease from prior periods because no major depreciable assets have been purchased during the last three years.

GAIN ON CANCELLATION OF DEFERRED COMPENSATION AND FORGIVENESS OF ACCOUNTS
PAYABLE

During the quarter ending March 31, 2003, the Company and two of its officers, Clark Marcus (CEO) and Jim Koenig (CFO) entered into agreements whereby Messrs. Marcus and Koenig relinquished their claims to deferred compensation (earned but unpaid) in the amounts of $424,985 and $511,654, respectively. In consideration for their agreements, the Company forgave collection of personal loans and advances to them, totaling $282,984. The resultant gain on this transaction to the Company is reduced by the tax liability associated with the forgiveness of debt, for which the Company has agreed to reimburse the officers. In addition, approximately $112,000 of accounts payable were forgiven during the same period.

CONSULTING EXPENSES FOR BUSINESS EXPANSION

During the quarter ended March 31, 2004, the Company entered into various long-term (a minimum of five years) agreements with financial and business consultants (including the May Davis Group and Fordham Financial) to assist in furthering its financial and business plan, including the expansion of its business. The consultants are to assist the Company in its efforts to effect the acquisition (Note G) and other future acquisitions and to obtain relationships with sources of revenue. As an inducement to these consultants to provide these services, the Company granted them, in the aggregate, approximately 5.7 million warrants. These warrants entitled the consultants to purchase the Company's common stock at a price of $.01 per share. The value of those warrants was determined using the intrinsic value method resulting in a non-cash charge to expense in the first quarter of 2004 of $16,197,591. As a result of the agreements the Company has entered into the agreement with Zatoon for a $3 million equity line, as previously reported in the Company's 10-KSB; has advanced its merger/acquisition discussions and expects to close the transaction very soon, and has well advanced business discussions which the Company believes will close and produce material revenues for the Company.


STOCK SUBSCRIPTIONS RECEIVABLE

During the quarter ended March 31, 2004, as a result of shareholders exercising their warrants, the Company recorded a total of $73,850 as receivables due from said shareholders. These receivables have been recorded on the balance sheet in the equity section


LIQUIDITY AND CAPITAL RESOURCES

The following summary table presents comparative cash flows of the Company for the three months ended March 31, 2004 and 2003:

                                                  THREE MONTHS ENDED MARCH 31,
                                                    2004               2003
                                                 ---------         ---------

Net cash used by operating activities            $(646,065)        $(226,765)
Net cash used by investing activities               (2,959)          (21,541)
Net cash provided by financing activities          669,025           175,000
                                                 ---------         ---------

Net increase (decrease) in cash                  $  20,001         $ (73,306)

As evidenced in the above summary table, the Company has funded its operations through the issuance of short-term notes payable. During the three months ended March 31, 2004, funds raised in this manner totaled $669,025. From time to time the Company experiences cash flow shortages due to current operating demands of its market development and enhancement program, and lack of capital resources. Although Management of the Company has been able to manage these shortfalls without interruption to the business to date, there can be no assurances that this will continue to occur. Accordingly, the Company is seeking additional working capital to satisfy daily operating requirements. There can be no assurance, however, that such capital will be available on terms acceptable to the Company. However, the following arrangements have been made and should enable the Company to operate more effectively.

In March 2004, the Company entered into an agreement with Zatoon Ventures Limited (Zatoon) whereby Zatoon will provide financing to the Company of up to $3,000,000 through purchase of the Company's common A stock. The purchases are to be in increments of at least $25,000 and no more than $500,000 at a time at the request of the Company. The agreement is to be for a term of the later of 36 months from the commencement period or 48 months from the date of the agreement. This agreement is predicated upon the Company filing a registration statement

Form SB-2 with the Securities and Exchange Commission within 60 days of the agreement and maintaining its listing on a principal market.

The Company had entered into a financing agreement in November 2003 with Forham Financial (Fordam) to provide equity financing and other consulting services. The Company expects to begin receiving funds by June 2004 of up to $500,000 through convertible debt through the efforts of Fordam.

Subsequent to year end 2003, the Company entered into significant discussions with a healthcare company and its affiliates to acquire all of the capital stock and equity interests of that company in exchange for common A stock of the Company. As a result of the proposed merger, Eye Care International, Inc. would own 100% of the common stock of the acquired company and shareholders of that company would own approximately 50% of the Company. As of May 20, 2004, the companies had not finalized an agreement.

During the second quarter of 2004 the Company has issued approximately 4.9 million shares of common stock , primarily for services that either have been or will be performed by consultants. The Company has not, at this time, calculated the resulting non-cash extraordinary charge to its second quarter 2004 income statement.

In May of 2004, the Company's authorized its officers to seek from the Company's shareholders, their approval to increase its authorized shares from fifty million shares to one hundred million shares. If approved by the Company's shareholders, the authorized shares for Class A common stock would be increased from thirty million shares to sixty million shares; its Class B shares from ten million shares to twenty million shares and its preferred shares from ten million shares to twenty million shares. As of the filing of the Company's quarterly form 10QSB, a record date has not been established.

                           PART II: OTHER INFORMATION


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


         (b) Reports on Form 8-K:    During the quarter ended March 31, 2004, Eye Care International, Inc.
                                     filed the following Current Report on Form 8-K: Current Report on Form 8-K
                                     dated March 15, 2004 (date of earliest event reported) and filed on
                                     March 16, 2004, for purposes of reporting under Item 4,
                                     Changes in Registrant's Certifying Accountant





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EYE CARE INTERNATIONAL, INC.


Date:  May 24, 2004
                                    By:   /s/  James L. Koenig
                                    ----------------------------------------
                                    James L. Koenig, Chief Financial Officer

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