Form 10QSB
period 2004-06-30
EYE CARE INTERNATIONAL INC
filed 2004-09-08
CIK 949394

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

/X/	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

/_/	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______ to ____________

Commission file number 0-27889

EYE CARE INTERNATIONAL, INC.

Delaware	59-3206480
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1511 North Westshore Boulevard, Suite 925
Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

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

Yes       X       No

As of August 31, 2004, the issuer had outstanding 25,801,452 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes                 No       X

EYE CARE INTERNATIONAL, INC.

FORM 10-QSB

INDEX

PART 1 FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

      Item 1.

EYE CARE INTERNATIONAL, INC.
COMPARATIVE BALANCE SHEETS

ASSETS

	June 30 2004	Dec. 31 2003
	Unaudited
Current assets
Cash	$356,083	$1,426
Accounts receivable (net of allowance for doubtful accounts)	86,900	55,455
Loan receivable	270,000
Prepaid expenses	5,277	10,557
Total current assets	718,260	67,438
Fixed assets (net of accumulated depreciation)	10,897	6,587
Total assets	$729,157	$74,025
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$737,912	$767,199
Loans and notes payable	1,256,950	3,093,140
Accrued expenses and payroll taxes	174,656	433,958
Deferred compensation - related parties	649,623	487,809
Deferred revenue	21,177	32,303
Total current liabilities	2,840,318	4,814,409
Long-term liabilities
Mandatory Convertible Debt	366,333	-0-
Deferred revenue	39,483	37,917
	405,816	37,917
Total Liabilities	$3,246,134	$4,852,326
Stockholders' Deficit
Preferred Stock, $.001 par value, authorized 20,000,000 shares:
Series A convertible preferred stock; 1,500 shares authorized; 155 and 380 shares issued and outstanding: (aggregate liquidation value:$155,000
and $380,000)	—	—
Common stock A, $0.001 par value; authorized shares: 80,000,000;
issued and outstanding: 19,418,552 and 3,062,722, at June 30,
2004, and December 31, 2003, respectively	19,419	3,062
Common stock B, $0.001 par value; authorized shares: 20,000,000;
issued and outstanding: 4,462,880 and 255,540, at June 30,
2004, and December 31, 2003, respectively	4,463	255
Additional paid-in capital	44,310,854	9,166,373
Stock subscriptions receivable	(34,816)	-0-
Accumulated deficit	(46,816,897)	(13,947,991)
Total stockholders' deficit	(2,516,977)	(4,778,301)
Total liabilities and stockholders' deficit	$729,157	$74,025

See notes to financial statements.

PART I — FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30 2004	June 30 2003	June 30 2004	June 30 2003
REVENUES
Membership fees	$42,577	$47,615	$79,823	$98,576
OPERATING EXPENSES
Selling, general and administrative expenses	659,599	483,484	1,346,019	973,331
Depreciation	537	1,916	879	4,231
Total Operating Expenses	660,136	485,400	1,346,898	977,562
Loss from operations	(617,559)	(437,785)	(1,267,075)	(878,986)
OTHER INCOME (EXPENSE)
Interest expense	(30,289)	(49,026)	(64,023)	(90,515)
Financing costs	(50,975)	(193,050)	(100,833)	(215,450)
Forgiveness of debt - Related Party	-0-	-0-	-0-	577,654
Forgiveness of debt	-0-	-0-	-0-	112,000
Consulting expense for business expansion ..	(11,439,383)		(31,436,974)	-0-
Product Endorsement Fee	-0-	377	-0-	253,973
Total Other Income (Expense)	(11,520,647)	(241,699)	(31,601,830)	637,662
Net Loss Before Income Taxes	(12,138,206)	(679,484)	(32,868,905)	(241,324)
Income Taxes	-0-	-0-	-0-	-0-
NET LOSS	$(12,138,206)	$(679,484)	$(32,868,905)	$(241,324)
Preferred Stock Dividends	-0-	-0-	-0-	4,500
Net Loss Available to Common Stockholders	$(12,138,206)	$(679,484)	$(32,868,905)	$(245,824)
Basic loss per common share	( $0.63)	( $0.25)	( $2.04)	( $0.09)
Weighted average number of shares outstanding	19,390,500	2,698,262	16,125,308	2,688,505

See notes to financial statements.

PART I — FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30
	2004	2003
Cash flow from operating activities; net (loss)	$(32,868,905)	$(241,324)
Adjustments to reconcile net income and (loss) to cash
provided or (used) in operating activities
Decrease by non-cash additions to income:
Write-off of deferred compensation		(936,639)
Write-off of accounts payable		(112,000)
Issuances of shares and warrants for services	27,074,716
`Issuance of shares for conversion of debt and interest	4,256,183
Add non-cash charges to operations:
Depreciation	879	4,231
Forgiveness of officer's loans receivable		282,984
Tax liability on forgiven loans receivable		76,000
Interest accrued but not paid		305,965
Amortization of debt discount
Non-cash legal expense		10,000
Increase in Allowance for uncollectible accounts	11,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(42,944)	(162,154)
(Increase) decrease in prepaid interest	5,279
Increase (decrease) in accounts payable and accrued expenses	(40,699)	74,181
Increase (decrease) in net deferred revenue	(9,562)	(7,063)
Increase (decrease) in net deferred compensation	161,814	155,208
Increase (decrease) in stock subscription receivable	(34,816)
Net cash (used) in operations	(1,486,555)	(550,611)

Cash flow from investing activities:
Advances to stockholders/officers		(41,492)
Increase in loan receivable	(270,000)
Purchase of property and equipment	(5,189)	(2,861)
Net cash provided (used) by investing activities	(275,189)	(44,353)
Cash flow from financing activities:
Proceeds from short-term borrowings	1,902,573	535,000
Proceeds from exercise of warrants	213,828	_______
Net cash provided by financing activities	2,116,401	535,000
Increase or (decrease) in cash	$354,657	$(59,964)
Cash - January 01	1,426	78,097
Cash - June 30	$356,083	$18,133
Supplemental disclosures:
Interest paid	$10,500	$-0-
Taxes paid	-0-	-0-
Warrants issued for consulting services	16,197,311	-0-
Stock issued for consulting services	8,594,905	-0-
Stock issued to related parties for services	2,282,500	-0-
Stock issued for conversion of debt & interest	4,256,183	-0-

See notes to financial statements

PART I – FINANCIAL INFORMATION

EYE CARE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note A: Basis of Presentation

The accompanying unaudited financial information has been prepared by Eye Care International, Inc. (the Company) in accordance with accounting principals generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-QSB, and Item 310(b) of Regulation S-B, of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three-month period are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The December 2003 comparative balance sheet presented was derived from audited financial statements, but does not include all disclosures required with the audited annual statements. This financial information should therefore be read in conjunction with the financial statements and notes included with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company closed on the acquisition of  two companies in June 2004 in exchange for cash, notes payable and common stock. Immediately after the closings, discussions began whereby the Company would relinquish its equity ownership in the acquired organizations and rescind the acquisitions.  Since management believes the acquisitions will be rescinded, these financial statements do not reflect those mergers as having been completed.

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

Note C: Short-term Notes Payable

During the six months ended June 30, 2004, the Company borrowed $1,627,742 from accredited investors. These loans are evidenced by short-term notes, maturing within one year of date of issuance, and bearing interest of 10 percent. The Company, through an arrangement with the May Davis Group, borrowed $366,333 of three-year mandatory convertible debt, which bears interest at the rate of 7 percent. The notes are convertible into the Company’s common stock at the lesser of 120 percent of the closing bid price of the Company’s common stock on the closing date, or 75 percent of the lowest closing bid price during the five days immediately prior to the conversion date.

During the first six months of 2004, some of the Company’s noteholders converted their notes into the Company’s common stock at the rate of two shares for each one-dollar of principal and accrued interest. This resulted in the Company converting $3,365,760 of its existing debt and $258,284 of its accrued interest into common stock.

Note D: Common Stock and Warrants

In May of 2004, the Company’s received approval from its shareholders, to increase its authorized shares from fifty million shares to one hundred twenty million shares. The authorized shares for Class A common stock was increased from thirty million shares to eighty million shares; its Class B shares from ten million shares to twenty million shares and its preferred shares from ten million shares to twenty million shares

The 100,000,000 authorized shares of common stock consist of two classes; 80,000,000 authorized Class A, and 20,000,000 authorized Class B. On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes per share. At June 30, 2004 and December 31, 2003 the issued and outstanding shares of common stock by class were as follows:

	June 30 2004	December 31 2003
Class A common stock issued and outstanding	19,418,552	3,056,722
Class B common stock issued and outstanding	4,462,880	255,540
	–––––––––	––––––––
Total common stock issued and outstanding	23,845,432	3,312,262

Three investors holding a total of 225 shares of Series A preferred stock exercised their conversion privilege and converted their Series A preferred stock into 90,000 shares of Class A common stock during the six month period ended June 30, 2004.

Through the conversion of promissory notes and accrued interest as discussed in Note C above, outstanding shares increased by 7,182,560 shares. Shares outstanding were further increased by 7,953,130 shares due to holders of warrants exercising their warrants; through the issuance of 5,063,500 shares for services, the issuance of 280,000 shares for the elimination of other liabilities and 90,000 shares issued resulting from the conversion of 225 shares of preferred stock.. During the first six months of 2004, the Company issued a total of 6,833,108 warrants, of which 250,000 were exercisable at the rate of $0.50 per share of common stock and the remaining 6,583,108 were exercisable at the rate of $0.01 per share of common stock. The issuance of these warrants created a non-cash charge to the income statement of $16,197,591.

As discussed in the preceding paragraph, during the six months ended June 30, 2004, the Company entered into various long-term (a minimum of five years) agreements with financial and business consultants (including the May Davis Group and Fordham Financial) to assist in furthering its financial and business plan, including the expansion of its business. The consultants are to assist the Company in its efforts to effect the acquisition (Note G) and other future acquisitions and to obtain relationships with sources of revenue. As an inducement to these consultants to provide these services, the Company granted them, in the aggregate, approximately 5.7 million warrants. These warrants entitled the consultants to purchase the Company’s common stock at a price of $.01 per share. The value of those warrants was determined using the intrinsic value method and the stock was valued at the market value at the time of the issuance of the stock. This resulted in a non-cash charge to expense in the first six months of 2004 of $29,154,474. As a result of the agreements the Company has entered into the agreement with Zatoon for a $3 million equity line, as previously reported in the Company’s 10-KSB; has advanced its merger/acquisition discussions and expects to close the transaction very soon, and has well advanced business discussions which the Company believes will close and produce material revenues for the Company.

Note E: Stock Subscriptions Receivable

During the six months ended June 30, 2004, as a result of shareholders exercising their warrants, the Company recorded a total of $34,816 as receivables due from said shareholders. This receivable has been recorded on the balance sheet in the equity section.

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

The Company had entered into a financing agreement in November 2003 with Fordham Financial (Fordham) to provide equity financing and other consulting services.  The Company expects to receive funds of up to $500,000 through convertible debt through the efforts of Fordham.

During the third quarter of 2004 the Company has issued approximately 1.9 million shares of common stock, primarily for services that either have been or will be performed by consultants. The Company has not, at this time, calculated the resulting non-cash extraordinary charge to its third quarter 2004 income statement.

In August 2004 the Company raised a total of $602,000 from the issuance of 86 shares of mandatory convertible Series C, 6% cumulative, preferred stock, par value $0.001 per share. Each share may be converted at any time until July 30, 2006, when conversion becomes mandatory. At the time of conversion, each share shall be deemed to have a value of $10,000 and is convertible into Class A common stock at the lesser of $2.88 per common share or 75% of the lowest closing bid price during the five days immediately prior to the conversion.

The Company closed on the acquisition of  two companies in June 2004 in exchange for cash, notes payable and common stock. Immediately after the closings, discussions began whereby the Company would relinquish its equity ownership in the acquired organizations and rescind the acquisitions.  Since management believes the acquisitions will be rescinded, these financial statements do not reflect those mergers as having been completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue:

During the first six months of 2004, revenues decreased $18,753 primarily because of the loss of one retail customer. The Company has shifted its emphasis from retail marketing of memberships to the wholesale marketing of its memberships and to the development of a more diversified and expanded wholesale customer base; one which will include the Company’s program as a premium benefit under the wholesale customer’s label.

Selling, General and Administrative Expenses (SG&A):

The Company’s SG&A expenses increased by a total of approximately $373,000 for the six month period ending June 30, 2004 as compared to the same period in 2003. Comparison of the more significant components of SG&A expenses follows:

	For the six months ended June 30
	2004	2003	Increase (Decrease)
Payroll & related expense	$ 533,659	$410,257	$ 123,402
Commissions	2,849	66,900	(64,051)
Business travel	195,107	75,968	119,139
Professional fees	353,355	166,786	186,569
All other SG&A expenses	261,049	253,420	7,629
	–––––––––	––––––––	––––––––
Total	$1,346,019	$973,331	$ 372,688

Staffing additions of customer service representatives account for the majority of the increase in payroll and related expenses.

Commission expense varies directly with the Company’s sales. Approximately $50,000 of the decrease was due to the fact that there were no vitamin sales in the first six months of 2004, as compared to sales of $250,000 during the first six months of 2003. The remaining difference was due to fewer sales and lower commission rates on wholesale sales as opposed to retail sales.

The increase in business travel expenses reflects the increased time of the CEO away from the home office negotiating new contracts and raising capital.

Professional fees, which include expenses associated with legal and auditing services, during the six month period ended June 30, 2004, exceeded similar expenses during the first half of 2003, by about $187,000. Part of this increase was the result of increased SEC work performed by both the accountants and the attorneys combined with legal expenditures associated with a proposed merger/acquisition Other legal costs of about $46,000 resulted from the issuance of common shares to attorney for services.

Interest Expense:

For the six months ended June 30, 2004, interest expense of $64,023 was approximately $26,000 less than the same period in 2003 as over $2 million of debt and accrued interest were converted to equity at the rate of two shares for each $1.00 of debt.

Depreciation Expense:

Depreciation expense for the six months ended June 30, 2004 continues to decrease from prior periods because no major depreciable assets have been purchased during the last three years.

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

Consulting Expenses for Business Expansion

During the six month period ended June 30, 2004, the Company entered into various long-term (a minimum of five years) agreements with financial and business consultants (including the May Davis Group and Fordham Financial) to assist in furthering its financial and business plan, including the expansion of its business. The consultants are to assist the Company in its efforts to effect acquisitions and to obtain relationships with sources of revenue. As an inducement to these consultants to provide these services, the Company granted them, in the aggregate, approximately 5.7 million warrants. These warrants entitled the consultants to purchase the Company’s common stock at a price of $.01 per share. The Company also issued 3.0 million shares of common stock to the consultants. The value of those warrants was determined using the intrinsic value method and the common stock was valued at the market value at the time of issuance. This resulted in a non-cash charge to expense in the first six months of 2004 of $29,154,474. As a result of the agreements the Company has entered into the agreement with Zatoon for a $3 million equity line, as previously reported in the Company’s 10-KSB; and has well advanced business discussions which the Company believes will close and produce material revenues for the Company.

Stock Subscriptions Receivable

During the first six months of 2004, as a result of shareholders exercising their warrants, the Company has recorded a total of $34,816 as receivables due from said shareholders. These receivables have been recorded on the balance sheet in the equity section

LIQUIDITY AND CAPITAL RESOURCES

The following summary table presents comparative cash flows of the Company for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
Net cash used by operating activities	$(1,486,555)	$(550,611)
Net cash used by investing activities	(275,189)	(44,353)
Net cash provided by financing activities	2,116,401	535,000
	–––––––––	––––––––
Net increase (decrease) in cash	$354,657	$(59,964)

As evidenced in the above summary table, the Company has funded its operations through the issuance of short-term notes payable. During the six months ended June 30, 2004, funds raised in this manner totaled $2,116,401. From time to time the Company experiences cash flow shortages due to current operating demands of its market development and enhancement program, and lack of capital resources. Although Management of the Company has been able to manage these shortfalls without interruption to the business to date, there can be no assurances that this will continue to occur. Accordingly, the Company is seeking additional working capital to satisfy daily operating requirements. There can be no assurance, however, that such capital will be available on terms acceptable to the Company. However, the following arrangements have been made and should enable the Company to operate more effectively.

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

The Company had entered into a financing agreement in November 2003 with Fordham Financial (Fordham) to provide equity financing and other consulting services.  The Company expects to receive funds of up to $500,000 through convertible debt through the efforts of Fordham.

During the third quarter of 2004 the Company has issued approximately 1.9 million shares of common stock, primarily for services that either have been or will be performed by consultants. The Company has not, at this time, calculated the resulting non-cash extraordinary charge to its third quarter 2004 income statement.

In May of 2004, the Company received approval from its shareholders, to increase its authorized shares from fifty million shares to one hundred twenty million shares. The authorized shares for Class A common stock were increased from thirty million shares to eighty million shares; its Class B shares from ten million shares to twenty million shares and its preferred shares from ten million shares to twenty million shares.

The Company closed on the acquisition of  two companies in June 2004 in exchange for cash, notes payable and common stock. Immediately after the closings, discussions began whereby the Company would relinquish its equity ownership in the acquired organizations and rescind the acquisitions.  Since management believes the acquisitions will be rescinded, these financial statements do not reflect those mergers as having been completed.

In August 2004 the Company raised a total of $602,000 from the issuance of 86 shares of mandatory convertible Series C, 6% cumulative, preferred stock, par value $0.001 per share. Each share may be converted at any time until July 30, 2006, when conversion becomes mandatory. At the time of conversion, each share shall have a value of $10,000 and is convertible into Class A common stock at the lesser of $2.88 per share or 75% of the lowest closing bid price during the five days immediately prior to the conversion.

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
32.2 Certification of the Chief Financial Officer Pursuant to Section 906

(b) Reports on Form 8-K:

During the six months ended June 30, 2004, Eye Care International, Inc. filed the following Current Report on Form 8-K:

Current Report on Form 8-K dated March 15, 2004 (date of earliest event reported) and filed on March 16, 2004, for purposes of reporting under Item 4, Changes in Registrant's Certifying Accountant

Current Report on Form 8-K dated June 17, 2004, for purposes of reporting under Item 9, Regulation FD Disclosure, the acquisition/merger of Self-Funded Alternatives.

Current Report on Form 8-K dated July 7, 2004, for purposes of reporting under Item 9, Regulation FD Disclosure, the acquisition/merger of LBI Brokerage, LLC.

Current Report on Form 8-K dated August 16, 2004, for the purposes of reporting under Item 5, Other Events and Regulation FD Disclosure, a change in the Company’s Chief Financial Officer.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 2, 2004	EYE CARE INTERNATIONAL, INC. by: /s/ Scott M. Carson Scott M. Carson, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002