Form 10QSB/A
period 2004-06-30
EYE CARE INTERNATIONAL INC
filed 2004-10-19
CIK 949394

Table of Contents

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
Stockholders' Deficit
Preferred Stock, $.001 par value, authorized 20,000,000 shares:
Series A convertible preferred stock; 1,500 shares authorized; 155 and 380 shares issued and outstanding: (aggregate liquidation value:$155,000
and $380,000)	--	--
Common stock A, $0.001 par value; authorized shares: 80,000,000;
issued and outstanding: 19,418,552 and 3,062,722, at June 30,
2004, and December 31, 2003, respectively	19,419	3,062
Common stock B, $0.001 par value; authorized shares: 20,000,000;
issued and outstanding: 4,462,880 and 255,540, at June 30,
2004, and December 31, 2003, respectively	4,463	255
Additional paid-in capital	44,310,854	9,166,373
Stock subscriptions receivable	(34,816)	-0-
Accumulated deficit	(46,816,897)	(13,947,991)
Total stockholders' deficit	(2,516,977)	(4,778,301)
Total liabilities and stockholders' deficit	$729,157	$74,025

See notes to financial statements

EYE CARE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED			FOR THE SIX MONTHS ENDED
	June 30 2004	June 30 2003		June 30 2004		June 30 2003

REVENUES
Membership fees	$42,577		$47,615		$79,823		$98,576
OPERATING EXPENSES
Selling, general and administrative expenses	659,599		483,484		1,346,019		973,331
Depreciation	537		1,916		879		4,231
Total Operating Expenses	660,136		485,400		1,346,898		977,562
Loss from operations	(617,559)		(437,785)		(1,267,075)		(878,986)
OTHER INCOME (EXPENSE)
Interest expense	(30,289)		(49,026)		(64,023)		(90,515)
Financing costs	(50,975)		(193,050)		(100,833)		(215.450)
Forgiveness of debt - Related Party	-0-		-0-		-0-		577,654
Forgiveness of debt	-0-		-0-		-0-		112,000
Consulting expense for business expansion	(11,439,383)				(31,436,974)		-0-
Product Endorsement Fee	-0-		377		-0-		253,973
Total Other Income (Expense)	(11,520,647)		(241,699)		(31,601,830)		637,662

Net Loss Before Income Taxes	(12,138,206)		(679,484)		(32,868,905)		(241,324)
Income Taxes	-0-		-0-		-0-		-0-
NET LOSS	$(12,138,206)		(679,484)		(32,868,905)		(241,324)
Preferred Stock Dividends	-0-		-0-		-0-		4,500
Net Loss Available to Common Stockholders	$(12,138,206)		$(679,484)		$(32,868,905)		$(245,824)
Basic loss per common share	$(0.63)	$	(0.25)	$	(2.04)	$	(0.09)
Weighted average number of shares outstanding	19,390,500		2,698,262		16,125,308		2,688,505

        See notes to financial statements.

EYE CARE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30
	2004	2003
Cash flow from operating activities; net (loss)	$(32,868,905)	$(241,324)
Adjustments to reconcile net income and (loss) to cash
provided or (used) in operating activities
Decrease by non-cash additions to income:
Write-off of deferred compensation		(936,639)
Write-off of accounts payable		(112,000)
Issuances of shares and warrants for services	27,074,716
` Issuance of shares for conversion of debt and interest	4,256,183
Add non-cash charges to operations:
Depreciation	879	4,231
Forgiveness of officer's loans receivable		282,984
Tax liability on forgiven loans receivable		76,000
Interest accrued but not paid		305,965
Amortization of debt discount
Non-cash legal expense		10,000
Increase in Allowance for uncollectible accounts	11,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(42,944)	(162,154)
(Increase) decrease in prepaid interest	5,279
Increase (decrease) in accounts payable and accrued expenses	(40,699)	74,181
Increase (decrease) in net deferred revenue	(9,562)	(7,063)
Increase (decrease) in net deferred compensation	161,814	155,208
Increase (decrease) in stock subscription receivable	(34,816)
Net cash (used) in operations	(1,486,555)	(550,611)

Cash flow from investing activities:
Advances to stockholders/officers		(41,492)
Increase in loan receivable	(270,000)
Purchase of property and equipment	(5,189)	(2,861)
Net cash provided (used) by investing activities	(275,189)	(44,353)
Cash flow from financing activities:
Proceeds from short-term borrowings	1,902,573	535,000
Proceeds from exercise of warrants	213,828
Net cash provided by financing activities	2,116,401	535,000
Increase or (decrease) in cash	$354,657	$(59,964)
Cash - January 01	1,426	78,097
Cash - June 30	$356,083	$18,133
Supplemental disclosures:
Interest paid	$10,500	$-0-
Taxes paid	-0-	-0-
Warrants issued for consulting services	16,197,311	-0-
Stock issued for consulting services	8,594,905	-0-
Stock issued to related parties for services	2,282,500	-0-
Stock issued for conversion of debt & interest	4,256,183	-0-

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

The Company reached an agreement to make the acquisition of two companies in June 2004 in exchange for cash, notes payable and common stock. Immediately after signing the agreements, discussions began whereby the Company would rescind the agreements. Since management believed the acquisitions would be rescinded, these financial statements do not reflect those mergers as having been completed.

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

Note C: Short-term Notes Payable

During the six months ended June 30, 2004, the Company borrowed $1,627,742 from accredited investors. These loans are evidenced by short-term notes, maturing within one year of date of issuance, and bearing interest of 10 percent. The Company, through an arrangement with the May Davis Group, borrowed from 11 accredited investors a total of $366,333 of three-year mandatory convertible debt, which bears interest at the rate of 7 percent per annum. The notes are convertible into the Company’s common stock at the lesser of 120 percent of the closing bid price of the Company’s common stock on the closing date, or 75 percent of the lowest closing bid price during the five days immediately prior to the conversion date.

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

 Through the conversion of promissory notes and accrued interest as discussed in Note C above, outstanding shares increased by 7,182,560 shares. Shares outstanding were further increased by 7,953,130 shares due to holders of warrants exercising their warrants; through the issuance of 5,063,500 shares for services, the issuance of 280,000 shares for the elimination of other liabilities and 90,000 shares issued resulting from the conversion of 225 shares of preferred stock..  During the first six months of 2004, the Company issued a total of 6,833,108 warrants, of which 250,000 were exercisable at the rate of $0.50 per share of common stock and the remaining 6,583,108 were exercisable at the rate of $0.01 per share of common stock.  The issuance of these warrants created a non-cash charge to the income statement of $19,997,591.

During the six month period ended June 30, 2004, the Company entered into various agreements with financial and business consultants (including Jana Corporation, OmniFirst Capital, May Davis Group and Fordham Financial Management) to assist in furthering its financial and business plan, including the expansion of its business. The consultants were to assist the Company in its efforts to effect acquisitions and to obtain relationships with sources of revenue. As an inducement to these consultants to provide these services, the Company granted, in the aggregate, approximately 5.7 million warrants which entitled the consultants to purchase the Company’s common stock at a price of $.01 per share. The Company also issued 3.0 million shares of common stock to the consultants. The value of the warrants was determined using the intrinsic value method and the common stock was valued at the market value at the time of issuance. This resulted in a non-cash charge to expense in the first six months of 2004 of $29,154,474.  The Company and Fordham Financial have agreed that Fordham will return any stock previously issued to them if they do not produce any acceptable equity financings within a specified period of time.

As a result of the agreement with Jana Corporation, the Company has signed a contract with Benelux Capital S.A. to identify viable synergistic acquisitions. Jana was also instrumental in negotiating the Company’s October 2004 acquisition of the “PhotoScreener”, which is a camera especially designed for the detection of vision disorders in young and preverbal children, and which will immediately produce revenue for the Company.

OmniFirst Capital was instrumental in identifying and assisting in the June 2004 acquisition of LBI Brokerage, which has already contributed revenues to the Company and for providing access to Flagship, the healthcare arm of MBNA. The Company is in well advanced stages of contract negotiation to provide the vision benefit to Flagship member.

As previously reported, the Company had entered into an agreement with Zatoon Ventures Limited for a $3 million equity line, which the Company allowed to expire without any liability.  Prior to the expiration of the agreement, the Company had issued 25,000 shares of its restricted common stock to Zatoon.

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

Note G: Subsequent Events

In March 2004, the Company entered into an agreement with Zatoon Ventures Limited (Zatoon) whereby Zatoon would provide financing to the Company of up to $3,000,000 through purchase of the Company’s common A stock.  The Company allowed this agreement to expire without any liability to the Company.  Prior to the expiration of the agreement, the Company had issued 25,000 shares of its restricted common stock to Zatoon.

The Company had entered into a financing agreement in November 2003 with Fordham Financial (Fordham) to provide equity financing and other consulting services.  In October the Company and Fordham Financial agreed that Fordham will return any stock previously issued to them if they do not produce any acceptable equity financings within a specified period of time.

During the third quarter of 2004 the Company had issued approximately 1.9 million shares of common stock (as of August 31), primarily for services that either have been or will be performed by consultants.  The Company has not, at this time, calculated the resulting non-cash extraordinary charge to its third quarter 2004 income statement.

In August 2004 the Company, through the efforts of Jana Corporation, raised a total of $602,000 from the sale to Victus Capital Master Fund and Vicis Capital, LP of 86 shares ($7,000 per share) of mandatory convertible Series C, 6% cumulative, preferred stock, par value $0.001 per share and 400,000 five-year warrants to purchase Class A common stock at $2.40 per share, the closing bid price of the Company's common stock on August 2, 2004. Each share may be converted at any time until July 30, 2006, when conversion becomes mandatory.  At the time of conversion, each share shall be deemed to have a value of $10,000 and is convertible into Class A common stock at the lesser of $2.88 per common share or 75% of the lowest closing bid price during the five days immediately prior to the conversion.  As part of the agreements with these two entities, the Company agreed to register shares which are issuable upon the conversion of the warrants and the Series C Convertible Preferred Stock.  In addition, for each share of Series C Convertible Preferred Stock purchased the purchaser has the right to purchase up to 1% of the issuances of equity securities issued under subsequent funding transactions.

 The Company reached an agreement to make the acquisition of Self-Funded Alternatives (SFA) and LBI Brokerage  in June 2004 in exchange for cash, notes payable and common stock.  Immediately after signing the agreements, discussions began whereby the Company would rescind the agreements.  In September, SFA returned all stock and substantially all of the cash received from the Company, but SFA will be permitted to distribute the Company’s vision plan.  The second agreement, for the acquisition of LBI Brokerage was completed in July after significant modifications were made to the agreement.

 In October 2004 the Company acquired the technology and patent rights for the “PhotoScreener”, a camera especially designed to detect vision disorders in young and preverbal children.  The technology/patent rights were acquired from the Feakins Howson Partnership (Sellers), a Pennsylvania partnership, for the immediate issuance of 187,500 shares of the Company’s common stock and the issuance of 1,562,500 shares of the Company’s common stock one year from the closing date.  However, if the Company elects to not issue the post-closing shares, Sellers have the right to have the technology and patent rights reassigned to them.  In addition, the Company agreed to issue 750,000 shares of its common stock to the Sellers for consulting services to be provided by the Sellers.

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

Consulting Expenses for Business Expansion

During the six month period ended June 30, 2004, the Company entered into various agreements with financial and business consultants (including Jana Corporation, OmniFirst Capital, May Davis Group and Fordham Financial Management) to assist in furthering its financial and business plan, including the expansion of its business. The consultants were to assist the Company in its efforts to effect acquisitions and to obtain relationships with sources of revenue. As an inducement to these consultants to provide these services, the Company granted, in the aggregate, approximately 5.7 million warrants which entitled the consultants to purchase the Company’s common stock at a price of $.01 per share. The Company also issued 3.0 million shares of common stock to the consultants. The value of the warrants was determined using the intrinsic value method and the common stock was valued at the market value at the time of issuance. This resulted in a non-cash charge to expense in the first six months of 2004 of $29,154,474. The Agreement between the Company and Fordham Financial signed in October 2004 is contingent upon Fordham producing acceptable equity financings within a specified period of time.  If Fordham does not perform, any stock previously issued to them will be returned.

As a result of the agreement with Jana Corporation, the Company has signed a contract with Benelux Capital S.A. to identify viable synergistic acquisitions. Jana was also instrumental in negotiating the Company’s October 2004 acquisition of the “PhotoScreener”, a camera especially designed for the detection of vision disorders in young and preverbal children, and which will immediately produce revenue for the Company.

OmniFirst Capital was instrumental in identifying and assisting in the June 2004 acquisition of LBI Brokerage, which has already contributed revenues to the Company; and for providing access to Flagship, the healthcare arm of MBNA.  The Company is in well advanced stages of contract negotiation to provide the vision benefit to Flagship members.

 As previously reported, the Company entered into an agreement with Zatoon Ventures Limited for a $3 million equity line, which the Company allowed to expire without any liability.  Prior to the expiration of the agreement, the Company had issued 25,000 shares of its restricted common stock to Zatoon.

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

During the third quarter of 2004 the Company has issued approximately 1.9 million shares of common stock (as of August 31), primarily for services that either have been or will be performed by consultants.  The Company has not, at this time, calculated the resulting non-cash extraordinary charge to its third quarter 2004 income statement.

The Company had entered into a financing agreement in November 2003 with Fordham Financial (Fordham) to provide equity financing and other consulting services.  In October the Company and Fordham Financial agreed that Fordham will return any stock previously issued to them if they do not produce any acceptable equity financings within a specified period of time.

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

 In August 2004, the Company, through the efforts of Jana Corporation, raised at total of $602,000 from the sale to Victus Capital Master Fund and Vicis Capital, L.P. of 86 shares ($7,000 per share) of mandatory convertible Series C cumulative Preferred stock, par value of $0.001 per share and 400,000 five-year warrants to purchase Class A common stock at $2.40 per share, the closing bid price of the Company’s common stock on August 2, 2004.  Each preferred share may be converted at any time until July 30, 2006 when the conversion becomes mandatory.  At conversion, each share shall have a value of $10,000 and shall be convertible into common stock at the lesser of $2.88 per share or 75% of the lowest closing bid price during the five days immediately prior to the conversion.

 As part of the agreements with these two entities, the Company agreed to register shares which are issuable upon the conversion of the warrants and the Series C Convertible Preferred Stock.  In addition, for each share of Series C Convertible Preferred Stock purchased, the purchaser has the right to purchase up to 1% of the issuances of equity securities issued under subsequent funding transactions.

The following sets forth the general rights of the holders of the Series C Convertible Preferred Stock. The specific rights of the holders are set forth in the Certificate of Designation of the Series C Mandatory Convertible Preferred Stock filed with the Secretary of State of Delaware.

 The holders of the Series C Preferred Stock are entitled to receive dividends payable on the stated value of such Preferred Stock at a rate of 6% per annum, which shall be cumulative, accrue daily from the date of issuance and be due and payable on the first day of each calendar quarter.  If a dividend date is not a business day, then the dividend shall be due and payable on the business day immediately following such dividend date.  Dividends shall be payable in cash or stock, at market price, at the Holder’s option. No holder of Series C Preferred Stock will be entitled to vote on matters as to which stockholders generally are entitled to vote.

 Each share of Series C Preferred Stock shall be deemed to have a value of $10,000 and be convertible into such amount of shares of ECI Class A common stock purchasable for $10,000 on the day of conversion at the lesser of $2.88 or 75% of the lowest closing bid price during the 5 days immediately prior to the conversion (the “Conversion Price”).

 If any Preferred Share remains outstanding on July 30, 2006, (the “Maturity Date”) the Company shall either (I) convert such Preferred Share at the Conversion Rate as of the Maturity Date for such Preferred Share without the holder of such Preferred Share being required to give a Conversion Notice on such Maturity Date (a “Maturity Date Mandatory Conversion”), or (II) redeem such Preferred Share for an amount in cash per Preferred Share (the “Maturity Date Redemption Price”) equal to the Conversion Amount (a “Maturity Date Mandatory Redemption”).

 In addition, the Company has agreed to file an SB-2 Registration Statement or other applicable registration statement with the SEC to register that number of shares reasonably believed necessary, but not less than 20,000 shares of Common Stock for each Series A Preferred Share, to cover all common shares resulting from the exercise of the conversion rights of all of the Series A Preferred shares being issued hereunder and all warrants reasonably and foreseeably issuable hereunder (“Initial Registration”). If the closing bid price of the Company’s common stock falls below $1.00, the Company will file an SB-2 or other applicable registration statement with the SEC to register that number of shares reasonably believed necessary, but not less than an additional 20,000 shares of Common Stock for each Preferred Share, so reserved shall at no time be less than are at any time convertible.

 In October 2004 the Company acquired the technology and patent rights for the “PhotoScreener”, a camera especially designed to detect vision disorders in young and preverbal children.  The technology/patent rights were acquired from the Feakins Howson Partnership (Sellers), a Pennsylvania partnership, for the immediate issuance of 187,500 shares of the Company’s common stock and the issuance of 1,562,500 shares of the Company’s common stock one year from the closing date.  However, if the Company elects to not issue the post-closing shares, Sellers have the right to have the technology and patent rights reassigned to them.  In addition, the Company agreed to issue 750,000 shares of its common stock to the Sellers for consulting services to be provided by the Sellers.

 The Company reached an agreement to make the acquisition of Self-Funded Alternatives (SFA) and LBI Brokerage in June 2004 in exchange for cash, notes payable and common stock.  Immediately after signing the agreements, discussions began whereby the Company would rescind the agreements.  In September, SFA returned all stock and substantially all of the cash received from the Company, but SFA will be permitted to distribute the Company’s vision plan.  The second agreement, for the acquisition of LBI Brokerage was completed in July after significant modifications were made to the agreement.

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

Date: October 15, 2004	EYE CARE INTERNATIONAL, INC. by: /s/ Scott M. Carson Scott M. Carson, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002