Form 10QSB
period 2004-09-30
EYE CARE INTERNATIONAL INC
filed 2004-11-23
CIK 949394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

/_/     Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ______ to ____________

Commission file number 0-27889

                          EYE CARE INTERNATIONAL, INC.
                          ----------------------------

                DELAWARE                                    59-3206480
      -------------------------------                  --------------------
      (State or Other Jurisdiction of                    (IRS Employer
      Incorporation or Organization)                   Identification No.)


       1511 North Westshore Boulevard, Suite 925
       Tampa, Florida                                            33607
       ------------------------------------------               --------
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

Yes [X}   No [ ]


As of November 9, 2004, the issuer had outstanding 27,378,452 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes  [ ]  No [X]

                          EYE CARE INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX

                          PART 1 FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
        CONDENSED CONSOLIDATED BALANCE SHEETS - September 30, 2004 and December 31, 2003     3

        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - For the Three and Nine
        Months ended September 30, 2004 and 2003                                             4

        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - For the Nine Months
        ended September 30, 2004 and 2003                                                    5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                           6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS
        of Financial Condition and Results of Operations                                     9

                            PART II OTHER INFORMATION

ITEM 6.  (a) EXHIBITS FILED:
         (b) REPORTS ON FORM 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.

                                EYE CARE INTERNATIONAL, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                           ASSETS

                                                                                   SEPT. 30        DEC. 31
                                                                                     2004            2003
                                                                                 ------------    ------------
                                                                                 UNAUDITED
Current assets
     Cash                                                                        $    112,847    $      1,426
     Accounts receivable (net of allowance for doubtful accounts)                      76,901          55,455
     Prepaid expenses                                                                   4,398          10,557
                                                                                 ------------    ------------
        Total current assets                                                          194,146          67,438

Fixed assets (net of accumulated depreciation)                                         10,268           6,587
Goodwill                                                                              483,000               0
                                                                                 ------------    ------------

TOTAL assets                                                                     $    687,414    $     74,025
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                                            $    699,004    $    767,199
     Loans and  notes payable                                                         976,950       3,093,140
     Accrued expenses and payroll taxes                                               160,274         433,958
     Deferred compensation - related parties                                          625,990         487,809
     Deferred revenue                                                                  27,216          32,303
                                                                                 ------------    ------------
Total current liabilities                                                           2,489,434       4,814,409

Long-term liabilities
     Mandatory Convertible Debt                                                       366,333             -0-
     Deferred revenue                                                                  42,891          37,917
                                                                                 ------------    ------------
                                                                                      409,224          37,917
                                                                                 ------------    ------------
Total Liabilities                                                                $  2,898,658    $  4,852,326
                                                                                 ------------    ------------
Stockholders' Deficit
Preferred Stock, $.001 par value, authorized 20,000,000 shares:
    Series A convertible preferred stock; 1,500 shares authorized; 155 and 380 shares issued and outstanding: (aggregate liquidation value:$155,000 and $380,000)
    Series C mandatory convertible stock, authorized 86 shares and 0 shares
         issued and outstanding                                                         --              --

Common stock A, $0.001 par value; authorized shares: 80,000,000;
     issued and outstanding: 20,898,650 and 3,062,722, at September 30,
     2004, and December 31, 2003, respectively                                         20,899           3,062
Common stock B, $0.001 par value; authorized shares: 20,000,000;
     issued and outstanding:  4,462,880 and 255,540, at September 30,
     2004, and December 31, 2003, respectively                                          4,463             255
Additional paid-in capital                                                         47,694,034       9,166,373
Stock subscriptions receivable                                                        (59,816)            -0-

Accumulated deficit                                                               (49,870,824)    (13,947,991)
                                                                                 ------------    ------------
Total stockholders' deficit                                                        (2,211,244)     (4,778,301)
                                                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $    687,414    $     74,025
                                                                                 ============    ============


                                 See notes to financial statements

                         PART I - FINANCIAL INFORMATION

                                           EYE CARE INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                            FOR THE THREE                  FOR THE NINE
                                                            MONTHS ENDED                   MONTHS ENDED
                                                    ----------------------------    ----------------------------
                                                      SEPT. 30        SEPT. 30        SEPT. 30        SEPT. 30
                                                         2004           2003            2004            2003
                                                    ------------    ------------    ------------    ------------
REVENUES
     Membership fees                                $     22,932    $     32,085    $    102,755    $    130,002
                                                    ------------    ------------    ------------    ------------
OPERATING EXPENSES
     Selling, general and administrative expenses        995,608         485,592       4,624,127       1,431,007
     Depreciation                                            657            --             1,536           4,231
                                                    ------------    ------------    ------------    ------------
Total Operating Expenses                                 996,265         485,592       4,625,663       1,435,238

Loss from operations                                    (973,333)       (453,507)     (4,522,908)     (1,305,236)

OTHER INCOME (EXPENSE)
     Interest expense                                    (47,435)        (67,981)       (111,458)       (187,453)
     Financing costs                                     (10,000)            -0-        (110,833)            -0-
     Forgiveness of debt - Related Party                     -0-             -0-             -0-         577,654
     Forgiveness of debt                                     -0-             -0-             -0-         112,000
     Consulting expense for business expansion        (1,421,160)            -0-     (30,575,634)            -0-
     Product Endorsement Fee                                 -0-              96             -0-         254,728
                                                    ------------    ------------    ------------    ------------
Total Other Income (Expense)                          (1,478,595)        (67,885)    (30,797,925)        756,929

Net Loss Before Income Taxes                          (2,451,928)       (521,392)    (35,320,833)       (548,307)
Income Taxes                                                 -0-             -0-             -0-             -0-
                                                    ------------    ------------    ------------    ------------
NET LOSS                                            $ (2,451,928)   $   (521,392)   $(35,320,833)   $   (548,307)

Preferred Stock Dividends                                    -0-             -0-             -0-           4,500

Net Loss Available to Common Stockholders           $ (2,451,928)   $   (521,392)   $(35,320,833)   $   (552,807)
                                                    ============    ============    ============    ============

Basic loss per common share                         ($      0.10)   ($      0.19)   ($      1.86)   ($      0.20)
                                                    ============    ============    ============    ============

Weighted average number of shares outstanding         24,676,344       2,718,099      18,996,824       2,780,470
                                                    ============    ============    ============    ============


                                        See notes to financial statements.

                         PART I - FINANCIAL INFORMATNION

                          EYE CARE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE NINE
                                                                           MONTHS ENDED SEPT. 30
                                                                            2004           2003
                                                                        ------------    ------------
Cash flow from operating activities; net (loss)                         $(35,320,833)   $   (548,307)

Adjustments to reconcile net income and (loss) to net cash
   provided or (used) in operating activities
   Increase (Decrease) by non-cash additions to income:
         Write-off of deferred compensation                                                 (936,639)
         Write-off of accounts payable                                                      (112,000)
         Issuances of shares and warrants for services                    29,003,644
         Issuance of shares for conversion of debt and interest            3,983,749
         Depreciation                                                          1,508           4,231
         Forgiveness of officer's loans receivable                                           282,984
         Tax liability on forgiven loans receivable                                           76,000
         Interest accrued but not paid                                                       168,586
         Non-cash legal expense                                                               10,000
         Increase in Allowance for uncollectible accounts                     36,500
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                           (51,598)        (57,403)
         (Increase) decrease in prepaid interest                               6,159
         Increase (decrease) in accounts payable and accrued expenses        (83,489)         91,581
         Increase (decrease) in net deferred revenue                            (114)         (7,063)
         Increase (decrease) in net deferred compensation                    138,181         275,339
         Increase (decrease) in stock subscription receivable                (59,816)
                                                                        ------------    ------------

Net cash (used) in operations                                             (2,346,109)       (752,691)

Cash flow from investing activities:
         Advances to stockholders/officers                                    (6,348)        (59,590)
         Investment in Subsidiary                                           (130,000)
         Purchase of property and equipment                                   (5,189)         (5,841)
                                                                        ------------    ------------
Net cash provided (used) by investing activities                            (141,537)        (65,431)

Cash flow from financing activities:
         Proceeds from short-term borrowings                               2,358,185         743,500
         Proceeds from Sale of preferred stock                               602,000
         Payment of Promissory Notes and accrued interest                   (610,500)
         Proceeds from exercise of warrants                                  249,382
                                                                        ------------    ------------

Net cash provided by financing activities                                  2,599,067         743,500

Increase or (decrease) in cash                                          $    111,421    $    (74,622)

Cash - January 01                                                              1,426          78,097
                                                                        ------------    ------------
Cash - September 30                                                     $    112,847    $      3,475
                                                                        ============    ============

Supplemental disclosures:
         Interest paid                                                  $     10,500    $        -0-
         Taxes paid                                                              -0-             -0-
   Warrants issued for consulting services                                16,197,311             -0-
   Stock issued for consulting services                                   10,462,583             -0-
   Stock issued to related parties for services                            2,343,750             -0-
   Stock issued for conversion of debt & interest                          3,983,749             -0-


                        See notes to financial statements

                         PART I - FINANCIAL INFORMATION

                          EYE CARE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited financial information has been prepared by Eye Care International, Inc. (the Company) in accordance with accounting principals generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-QSB, and Item 310(b) of Regulation S-B, of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim nine-month period are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The December 2003 comparative balance sheet presented was derived from audited financial statements, but does not include all disclosures required with the audited annual statements. This financial information should therefore be read in conjunction with the financial statements and notes included with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B:  MUTUAL FORGIVENESS OF DEBTS

During the nine months ending September 30, 2003, the Company and two of its officers, Clark Marcus (CEO) and Jim Koenig (CFO) entered into agreements whereby Messrs. Marcus and Koenig relinquished their claims to deferred compensation (earned but unpaid) in the amounts of $424,985 and $511,654, respectively. In consideration for their agreements, the Company forgave collection of personal loans and advances to them, totaling $282,984. The resultant gain on this transaction to the Company is reduced by the tax liability associated with the forgiveness of debt, for which the Company has agreed to reimburse the officers. This transaction resulted in the Company recording a net gain of $577,654, in 2003.

NOTE C:  SHORT-TERM NOTES PAYABLE

During the nine months ended September 30, 2004, the Company borrowed $1,991,852 from accredited investors. These loans are evidenced by short-term notes, maturing within one year of date of issuance, and bearing interest of 10 percent. The Company, through an arrangement with the May Davis Group, borrowed from 11 accredited investors a total of $366,333 of three-year mandatory convertible debt, which bears interest at the rate of 7 percent per annum. The notes are convertible into the Company's common stock at the lesser of 120 percent of the closing bid price of the Company's common stock on the closing date, or 75 percent of the lowest closing bid price during the five days immediately prior to the conversion date.

During the first nine months of 2004, some of the Company's noteholders converted their notes into the Company's common stock at the rate of two shares for each one-dollar of principal and accrued interest. This resulted in the Company converting $3,735,860 of its existing debt and $247,889 of its accrued interest into common stock.

NOTE D:  COMMON AND PREFERRED STOCK AND WARRANTS

In May of 2004, the Company received approval from its shareholders, to increase its authorized shares from fifty million shares to one hundred twenty million shares. The authorized shares for Class A common stock was increased from thirty million shares to eighty million shares; its Class B shares from ten million shares to twenty million shares and its preferred shares from ten million shares to twenty million shares

The 100,000,000 authorized shares of common stock consist of two classes; 80,000,000 authorized Class A, and 20,000,000 authorized Class B. On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes per share. At September 30, 2004 and December 31, 2003 the issued and outstanding shares of common stock by class were as follows:

                                                         September 30        December 31
                                                             2004                2003
Class A common stock issued and outstanding               20,898,650           3,056,722
Class B common stock issued and outstanding                4,462,880             255,540
                                                          ----------           ---------
         Total common stock issued and outstanding        25,361,530           3,312,262

Three investors holding a total of 225 shares of Series A preferred stock exercised their conversion privilege and converted their Series A preferred stock into 90,000 shares of Class A common stock during the nine month period ended September 30, 2004.

Through the conversion of promissory notes and accrued interest as discussed in Note C above, outstanding shares increased by 7,713,950 shares. Shares outstanding were further increased by 6,680,000 shares due to holders of warrants exercising their warrants; through the issuance of 3,598,500 shares for services, and 90,000 shares issued resulting from the conversion of 225 shares of preferred stock.. During the first nine months of 2004, the Company issued a total of 6,833,108 warrants, of which 250,000 were exercisable at the rate of $0.50 per share of common stock and the remaining 6,583,108 were exercisable at the rate of $0.01 per share of common stock. The issuance of these warrants created a non-cash charge to the income statement of $16,197,591.

During the nine month period ended September 30, 2004, the Company entered into various agreements with financial and business consultants (including Jana Corporation, OmniFirst Capital, May Davis Group and Fordham Financial Management) to assist in furthering its financial and business plan, including the expansion of its business. The consultants were to assist the Company in its efforts to effect acquisitions and to obtain relationships with sources of revenue. As an inducement to these consultants to provide these services, the Company granted them, in the aggregate, approximately 5.7 million warrants. These warrants entitled the consultants to purchase the Company's common stock at a price of $.01 per share. The Company also issued 3.6 million shares of common stock to the consultants. The value of those warrants was determined using the intrinsic value method and the common stock was valued at the market value at the time of issuance. This resulted in a non-cash charge to expense in the first nine months of 2004 of $29,003,644. The Company and Fordham Financial have agreed that Fordham will return any stock previously issued to them if they do not produce any acceptable equity financings within a specified period of time.

As a result of the agreement with Jana Corporation, the Company has signed a contract with Benelux Capital S.A. who is identifying viable synergistic acquisitions for the Company. Jana was also instrumental in negotiating the Company's October 2004 acquisition of the revenue-producing "PhotoScreener", which is a camera especially designed for the detection of vision disorders in young and preverbal children.

OmniFirst Capital was instrumental in locating and assisting in the 2004 acquisition of LBI Brokerage, which has already added revenues for the Company; for providing access to Flagship, the healthcare arm of MBNA and the Company is in well advanced stages of contract negotiation to provide the vision benefit to Flagship members, and for developing a relationship with Jay Force who has been instrumental in introducing the Company to certain clients which may produce substantial revenues for the Company. Further contributing factors to the value of LBI Brokerage include it's managements extensive background in the insurance industry and it being appointed as a Managing General Agent (MGA) by Transamerica's Worksite Marketing Division. LBI Brokerage distributes Transamerica's entire worksite product through General Agencies, Third Party Administrators and small and large group producers.

The Company reached an agreement to make the acquisition of Self-Funded Alternatives (SFA) and LBI Brokerage in June 2004 in exchange for cash, notes payable and common stock. Immediately after signing the agreements, discussions began whereby the Company would rescind the agreements. In September, SFA returned all stock and substantially all of the cash received from the Company, but SFA will be permitted to distribute the Company's vision plan. The second agreement, for the acquisition of LBI Brokerage was completed in July after significant modifications were made to the agreement.

As previously reported, the Company had entered into an agreement with Zatoon Ventures Limited for a $3 million equity line. The Company allowed this agreement to expire without any liability to the Company. Prior to the expiration of the agreement, the Company had issued 25,000 shares of its restricted common stock to Zatoon.

In August 2004 the Company raised a total of $602,000 from the issuance of 86 shares of mandatory convertible Series C, 6% cumulative, preferred stock, par value $0.001 per share. Each share may be converted at any time until July 30, 2006, when conversion becomes mandatory. At the time of conversion, each share shall be deemed to have a value of $10,000 and is convertible into Class A common stock at the lesser of $2.88 per common share or 75% of the lowest closing bid price during the five days immediately prior to the conversion. As part of the agreements with these two entities, the Company agreed to register shares which are issuable upon the conversion of the warrants and the Series C Convertible Preferred Stock. In addition, for each share of Series C Convertible Preferred Stock purchased by them, they have the right to purchase up to 1% of the issuances of equity securities issued under subsequent funding transactions

NOTE E: STOCK SUBSCRIPTIONS RECEIVABLE

During the nine months ended September 30, 2004, as a result of shareholders exercising their warrants, the Company recorded a total of $59,816 as receivables due from said shareholders. This receivable has been recorded on the balance sheet in the equity section.

NOTE F:  EARNINGS PER SHARE

The basic earnings per share for each period presented was computed based on the weighted average number of common shares outstanding during the period. Fully diluted net income or loss per share has not been presented as in each loss period inclusion of potential common shares (such as the outstanding warrants) would be antidilutive.

NOTE G:  SUBSEQUENT EVENTS

Subsequent to September 30, 2004 the Company allowed its contract with Zatoon to expire without any liability to the Company. In March 2004, the Company had entered into this agreement with Zatoon Ventures Limited (Zatoon) whereby Zatoon would provide financing to the Company of up to $3,000,000 through purchase of the Company's common A stock. Prior to the expiration of the agreement, the Company had issued 25,000 shares of its restricted common stock to Zatoon.

The Company had entered into a financing agreement in November 2003 with Fordham Financial (Fordham) to provide equity financing and other consulting services. In October 2004 the Company and Fordham Financial agreed that Fordham will return any stock previously issued to them if they do not produce any acceptable equity financings within a specified period of time.

During the fourth quarter of 2004 the Company had issued approximately 2.1 million shares of common stock, of which .4 million were for services that either have been or will be performed by consultants, .7 million were notes converted to shares, .2 million were issued in lieu for interest and .7 million were issued in the photo screener transaction. The Company has not, at this time, calculated the resulting non-cash charge to its third quarter 2004 income statement.

In October 2004 the Company acquired the technology and patent rights for the "PhotoScreener", which is a camera especially designed to detect vision disorders in young, and even preverbal, children. The technology/patent rights were acquired from the Feakins Howson Partnership (Sellers), a Pennsylvania partnership, for the immediate issuance of 187,500 shares of the Company's common stock and the issuance of 1,562,500 shares of the Company's common stock one year from the closing date. However, if the post-closing shares are not issued, Sellers shall have the right to have the technology and patent rights reassigned to them. In addition, the Company agreed to issue 750,000 shares of its common stock to the Sellers for consulting services to be provided by the Sellers.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE:

During the first nine months of 2004, revenues decreased $27,247 primarily because of the loss of two retail customers and reduced wholesale rates on a per member per month basis. The Company has shifted its emphasis from retail marketing of memberships to the wholesale marketing of its memberships and to the development of a more diversified and expanded wholesale customer base; one which will include the Company's program as a premium benefit under the wholesale customer's label.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A):

The Company's SG&A expenses increased by a total of approximately $849,000 for the nine month period ending September 30, 2004 as compared to the same period in 2003. Comparison of the more significant components of SG&A expenses follows:

                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                    --------------------------------------
                                     2004            2003        Increase
                                                                 (Decrease)

     Payroll & related expense   $   857,629   $   735,306   $   122,323
     Officers Bonuses              2,343,750          --       2,343,750
     Commissions                       4,734        69,711       (64,977)
     Business travel                 294,603       110,421       184,182
     Professional fees               689,516       235,032       454,484
     All other SG&A expenses         433,895       280,537       153,358
                                 -----------   -----------   -----------
     Total                       $ 4,624,127   $ 1,431,007   $ 3,193,120

Staffing additions of customer service representatives account for the majority of the increase in payroll and related expenses.

During the first none months of 2004 the Company issued common stock to its executive officers. Recorded value of these transactions was $2,343,750.

Commission expense varies directly with the Company's sales. Approximately $50,000 of the decrease was due to the fact that there were no vitamin sales in the first nine months of 2004, as compared to sales of $250,000 during the first nine months of 2003. The remaining difference was due to fewer sales and lower commission rates on wholesale sales as opposed to retail sales.

The increase in business travel expenses reflects the increased travel incurred for trade shows and increased time of the CEO away from the home office negotiating new contracts and raising capital.

Professional fees, which include expenses associated with legal, auditing services and consulting, during the nine months of 2004, exceeded similar expenses during the first nine months of 2003, by about $454,000. Part of this increase was the result of increased SEC work performed by both the accountants and the attorneys combined with legal expenditures associated with proposed merger/acquisitions, along withg increased financial/public relations consulting. Other legal costs of about $46,000 resulted from the issuance of common shares to attorney for services.

INTEREST EXPENSE:

For the nine months ended September 30, 2004, interest expense of $111,458 was approximately $76,000 less than the same period in 2003 as over $2 million of debt and accrued interest were converted to equity at the rate of two shares for each $1.00 of debt.

DEPRECIATION EXPENSE:

Depreciation expense for the nine months ended September 30, 2004 continues to be lower than in prior periods because no major depreciable assets have been purchased during the last three years.

OTHER EXPENSES:

Other expenses for the first nine months of 2004 of $433,895 increased about $153,000 over the same period of 2003 due in large part to a $62,000 increase in allowance for uncollectible accounts, relocation expenses for the new CFO of approximately $42,000 and a $33,000 increase in office expenses.

GAIN ON CANCELLATION OF DEFERRED COMPENSATION AND FORGIVENESS OF ACCOUNTS
PAYABLE

During the nine months ending September 30, 2003, the Company and two of its officers, Clark Marcus (CEO) and Jim Koenig (CFO) entered into agreements whereby Messrs. Marcus and Koenig relinquished their claims to deferred compensation (earned but unpaid) in the amounts of $424,985 and $511,654, respectively. In consideration for their agreements, the Company forgave collection of personal loans and advances to them, totaling $282,984. The resultant gain on this transaction to the Company is reduced by the tax liability associated with the forgiveness of debt, for which the Company has agreed to reimburse the officers. This transaction resulted in the Company recording a net gain of $577,654 in 2003.

CONSULTING EXPENSES FOR BUSINESS EXPANSION

During the nine month period ended September 30, 2004, the Company entered into various agreements with financial and business consultants (including Jana Corporation, OmniFirst Capital, May Davis Group and Fordham Financial Management) to assist in furthering its financial and business plan, including the expansion of its business. The consultants were to assist the Company in its efforts to effect acquisitions and to obtain relationships with sources of revenue. As an inducement to these consultants to provide these services, the Company granted them, in the aggregate, approximately 5.7 million warrants. These warrants entitled the consultants to purchase the Company's common stock at a price of $.01 per share. The Company also issued 3.6 million shares of common stock to the consultants. The value of those warrants was determined using the intrinsic value method and the common stock was valued at the market value at the time of issuance. This resulted in a non-cash charge to expense in the first nine months of 2004 of $29,003,644. In October the Company and Fordham Financial agreed that Fordham will return any stock previously issued to them if they do not produce any acceptable equity financings within a specified period of time.

As a result of the agreement with Jana Corporation, the Company has signed a contract with Benelux Capital S.A. who is identifying viable synergistic acquisitions for the Company. Jana was also instrumental in negotiating the Company's October 2004 acquisition of the revenue-producing "PhotoScreener", which is a camera especially designed for the detection of vision disorders in young and preverbal children.

OmniFirst Capital was instrumental in locating and assisting in the 2004 acquisition of LBI Brokerage, which has already added revenues for the Company; for providing access to Flagship, the healthcare arm of MBNA and the Company is in well advanced stages of contract negotiation to provide the vision benefit to Flagship members, and for developing a relationship with Jay Force who has been instrumental in introducing the Company to certain clients which may produce substantial revenues for the Company.

As previously reported, the Company had entered into an agreement with Zatoon Ventures Limited for a $3 million equity line. The Company allowed this agreement to expire without any liability to the Company. Prior to the expiration of the agreement, the Company had issued 25,000 shares of its restricted common stock to Zatoon.

STOCK SUBSCRIPTIONS RECEIVABLE

During the first nine months of 2004, as a result of shareholders exercising their warrants, the Company has recorded a total of $59,816 as receivables due from said shareholders. These receivables have been recorded on the balance sheet in the equity section

LIQUIDITY AND CAPITAL RESOURCES

The following summary table presents comparative cash flows of the Company for the six months ended June 30, 2004 and 2003:

                                                  NINE MONTHS ENDED SEPT. 30,
                                                     2004           2003
                                                 -----------    -----------

     Net cash used by operating activities       $(2,346,109)   $  (752,691)
     Net cash used by investing activities          (141,537)       (65,431)
     Net cash provided by financing activities     2,599,067        743,500
                                                 -----------    -----------

     Net increase (decrease) in cash             $   111,421    $   (74,622)

As evidenced in the above summary table, the Company has funded its operations through the issuance of short-term notes payable. During the nine months ended September 30, 2004, funds raised in this manner totaled $2,599,067. From time to time the Company experiences cash flow shortages due to current operating demands of its market development and enhancement program, and lack of capital resources. Although Management of the Company has been able to manage these shortfalls without interruption to the business to date, there can be no assurances that this will continue to occur. Accordingly, the Company is seeking additional working capital to satisfy daily operating requirements. There can be no assurance, however, that such capital will be available on terms acceptable to the Company. However, the following arrangements have been made and should enable the Company to operate more effectively.

During the fourth quarter of 2004 the Company has issued approximately 1.8 million shares of common stock. Approximately .3 million shares were issued for services that either have been or will be performed by consultants, approximately .8 million shares were issued for the acquisition of the Photoscreener(TM) discussed below, and approximately .8 million shares were issued due to the conversion of notes payable and accrued interest into equity. The Company also issued 400,000 warrants, discussed below, to the purchasers of the Preferred Stock, Serices C. The Company has not, at this time, calculated the resulting non-cash extraordinary charge to its fourth quarter 2004 income statement.

The Company had entered into a financing agreement in November 2003 with Fordham Financial (Fordham) to provide equity financing and other consulting services. In October 2004 the Company and Fordham Financial agreed that Fordham will return any stock previously issued to them if they do not produce any acceptable equity financings within a specified period of time.

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

In August 2004, the Company raised at total of $602,000 from the sale to Victus Capital Master Fund and Vicis Capital, L.P. of 86 shares ($7,000 per share) of mandatory convertible Series C cumulative Preferred stock, par value of $0.001 per share and 400,000 five-year warrants to purchase Class A common stock at $2.40 per share, the closing bid price of the Company's common stock on August 2, 2004. Each preferred share may be converted at any time until July 30, 2006 when the conversion becomes mandatory. At conversion, each share shall have a value of $10,000 and shall be convertible into common stock at the lesser of $2.88 per share or 75% of the lowest closing bid price during the five days immediately prior to the conversion.

As part of the agreements with these two entities, the Company agreed to register shares which are issuable upon the conversion of the warrants and the Series C Convertible Preferred Stock. In addition, for each share of Series C Convertible Preferred Stock purchased by them, they have the right to purchase up to 1% of the issuances of equity securities issued under subsequent funding transactions.

The following sets forth the general rights of the holders of the Series C Convertible Preferred Stock. The specific rights of the holders are set forth in the Certificate of Designation of the Series C Mandatory Convertible Preferred Stock filed with the Secretary of State of Delaware.

The holders of the Series C Preferred Stock are entitled to receive dividends payable on the stated value of such Preferred Stock at a rate of 6% per annum, which shall be cumulative, accrue daily from the date of issuance and be due and payable on the first day of each calendar quarter. If a dividend date is not a business day, then the dividend shall be due and payable on the business day immediately following such dividend date. Dividends shall be payable in cash or stock, at market price, at the Holder's option. No holder of Series C Preferred Stock will be entitled to vote on matters as to which stockholders generally are entitled to vote.

Each share of Series C Preferred Stock shall be deemed to have a value of $10,000 and be convertible into such amount of shares of ECI Class A common stock purchasable for $10,000 on the day of conversion at the lesser of $2.88 or 75% of the lowest closing bid price during the 5 days immediately prior to the conversion (the "Conversion Price").

If any Preferred Share remains outstanding on July 30, 2006, (the "Maturity Date") the Company shall either (I) convert such Preferred Share at the Conversion Rate as of the Maturity Date for such Preferred Share without the holder of such Preferred Share being required to give a Conversion Notice on such Maturity Date (a "Maturity Date Mandatory Conversion"), or (II) redeem such Preferred Share for an amount in cash per Preferred Share (the "Maturity Date Redemption Price") equal to the Conversion Amount (a "Maturity Date Mandatory Redemption").

In addition, the Company has agreed to file an SB-2 Registration Statement or other applicable registration statement with the SEC to register that number of shares reasonably believed necessary, but not less than 20,000 shares of Common Stock for each Series A Preferred Share, to cover all common shares resulting from the exercise of the conversion rights of all of the Series A Preferred shares being issued hereunder and all warrants reasonably and foreseeably issuable hereunder ("Initial Registration"). If the closing bid price of the Company's common stock falls below $1.00, the Company will file an SB-2 or other applicable registration statement with the SEC to register that number of shares reasonably believed necessary, but not less than an additional 20,000 shares of Common Stock for each Preferred Share, so reserved shall at no time be less than are at any time convertible.

In October 2004 the Company acquired the technology and patent rights for the "PhotoScreener", which is a camera especially designed to detect vision disorders in young, and even preverbal, children. The technology/patent rights were acquired from the Feakins Howson Partnership (Sellers), a Pennsylvania partnership, for the immediate issuance of 187,500 shares of the Company's common stock and the issuance of 1,562,500 shares of the Company's common stock one year from the closing date. However, if the post-closing shares are not issued, Sellers shall have the right to have the technology and patent rights reassigned to them. In addition, the Company agreed to issue 750,000 shares of its common stock to the Sellers for consulting services to be provided by the Sellers.

The Company reached an agreement to make the acquisition of two companies in June 2004 in exchange for cash, notes payable and common stock. Immediately after signing the agreements, discussions began whereby the Company would rescind the agreements. In September, one of the agreed to acquisitions, Self-Funded Alternatives (SFA), returned all stock and substantially all of the cash received from the Company, but SFA will be permitted to distribute the Company's vision plan. The second agreement, for the acquisition of LBI Brokerage was completed in July after significant modifications were made to the agreement.

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits Filed:    31.1  Certification of Chief Executive Officer
                                         Pursuant to Section 302
                                         of the Sarbanes-Oxley Act of 2002

                                 31.2  Certification of Chief
                                         Financial Officer Pursuant
                                         to Section 302 of the
                                         Sarbanes-Oxley Act of 2002

                                 32.1 Certification of the Chief Executive
                                        Officer Pursuant to Section 906
                                        of the Sarbanes-Oxley Act of 2002.

                                 32.2 Certification of the Chief Financial
                                        Officer Pursuant to Section906

         (b) Reports on Form 8-K:   During the nine months ended September 30,
                                    2004, Eye Care International, Inc. filed the following Current Report on Form 8-K:

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

                                    Current Report on Form 8-K dated August 16,
                                    2004, for the purposes of reporting under
                                    Item 5, Other Events and Regulation FD
                                    Disclosure, a change in the Company's Chief
                                    Financial Officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EYE CARE INTERNATIONAL, INC.

Date:  November 22, 2004

                                     By:   /s/  Scott M. Carson
                                         --------------------------------------
                                         Scott M. Carson, Chief Financial
                                         Officer

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