Form 10KSB
period 2004-12-31
AMACORE GROUP, INC.
filed 2005-04-28
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ____________________

Commission file number 0-27889

THE AMACORE GROUP, INC.
(Name of Small Business Issuer in its Charter)
previously filed as
Eye Care International, Inc.
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

Class A common stock, $.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑      No      ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       ☐

Revenues for the issuer's most recent fiscal year were $150,148.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the Class A common stock on April 11, 2005 was $6,326,665.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐              No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

                                As of April 11, 2005, the issuer had 30,609,462 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

PART I
Items 1 and 2 Description of Business and Properties

In April 2005, Eye Care International, Inc. changed its name to The Amacore Group, Inc. The Amacore Group, Inc., a Delaware corporation, incorporated on May 31, 1994 (hereinafter referred to as, “The Amacore Group,” “Amacore Group”, “we” or “us”). Amacore Group’s executive offices are located at 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607.  Our telephone number is (813) 289-5552.  These facilities are leased and consist of approximately 4,400 square feet.  Our lease expires on June 30, 2006.  Rent expense associated with these premises and charged to operations for the twelve month period ending December 31, 2004 was $124,468.

Our Business

We market memberships in a comprehensive, national, non-insurance based, quality discount eye care and eyewear plan. The memberships entitle plan participants to obtain eye care services and products from our network of providers at rates which range from 20% to 60% below retail.  We acquired LBI Brokerage, a managing general agency for group health and life insurance products; a managing general agency is an agency appointed by an insurance company for the express purpose of distributing its products to its downline general agents and in turn market its product line to its downline agents and producers. We also acquired the technology and patent rights related to the PhotoScreener ™, a camera embodying technology designed to detect various disorders of the eye in young and even preverbal children. The PhotoScreener technology has been approved by the FDA.

Substantially all of our revenues are derived from membership fees paid to us by wholesalers (other health care companies that include our vision program with their various programs) individual subscribers or sponsoring organizations that offer or purchase our vision care program for their employees/members.

Management believes that we are the only national discount vision network with ophthalmologists who have agreed to discount all of their medical services; management believes that we are the nation's largest optometric discount vision network. Our network has providers at nearly 13,000 locations, and is comprised of over 2,000 ophthalmologic practices and over 11,000 optometric, optician and optical locations. Ophthalmologists, optometrists and opticians participating in our vision care network are located within reasonable proximity to all major metropolitan areas within the United States. Every surgical procedure, including all types of laser surgery (LASIK, RK & CO2 laser), are discounted. Our optometric network consists of both large chain companies and a wide variety of boutiques and specialty shops. We also have approximately 150 provider locations, or about 1.2% of our network, outside the United States.

By having access to a full range of eye care/eyewear services offered by The Amacore Group's network of providers, at discounted rates, members of our vision care plan are able to obtain a comprehensive eye care service package, including elective cosmetic surgical procedures such as LASIK or vision correction surgery, CO2 laser skin resurfacing or wrinkle removal surgery, and other laser surgical procedures performed by ophthalmologists. These generally expensive procedures are traditionally not covered by insurance or Medicare. The procedures covered by Medicare are referred to as “coded” procedures and procedures not covered by Medicare are referred to as “non-coded” procedures. Amacore Group members can obtain these non-coded elective procedures from our providers at a discount of 20% from an ophthalmologist's usual and customary rate. Management believes our rates with ophthalomologists exceed the lowest negotiated rates afforded to insurance carriers for all Medicare coded procedures. Our non-Medicare eligible members receive a 20% discount from the Medicare allowable fee schedule. For all non-coded, elective procedures, all members receive discounts of 20% below an ophthalmologist’s usual and customary rates. All of our members not eligible for Medicare may receiver greater discounts for surgical procedures that are typically covered by Medicare, such as cataract surgery, since the 20% discount applies to the Medicare allowable rate for procedures rather than the ophthalmologist’s usual and customary rate, which generally is significantly higher. Although individuals eligible for Medicare may participate in our vision care program, they only receive discounts on surgical procedures not covered by Medicare.

Amacore Group providers offer eyewear products to our members at two times the nationally listed wholesale prices (for providers participating in our Free Eye Exam Program) and at one and one-half times the nationally listed wholesale price (for providers not participating in the Free Eye Exam Program). We also offer a mail order program through which members of our vision care network may order replacement contact lenses and designer or non-designer sunglasses at nationally listed wholesale prices.

We market our vision care plan to corporations for their employees, large sales organizations (such as insurance companies and sellers of multi-discount programs who include The Amacore Group plan as part of their product), and affinity groups which are groups created because of a common relationship or interest, for example religious, fraternal, trade and professional organizations.  These organizations can either purchase our vision care plan for, or offer it to, their employees as a supplement to existing health care insurance plans or other benefit programs or as a stand-alone benefit.  Sponsors of healthcare programs, including other discount vision plans, may secure for their members the right to use the providers in our vision care network. This is a particularly significant aspect of our marketing plan due to the national scope of our network and the ophthalmology services offered.

We have experienced losses since we commenced operations in 1994, including, net losses of $37,902,199 and $1,550,584 for the fiscal periods ending December 31, 2004 and 2003, respectively.  Our ability to operate profitably depends upon market acceptance of our vision care plan and the development of an effective marketing organization.  We are presently unable to predict when and if we will generate sufficient revenues to become profitable.

Employees

As of December 31, 2004, we had twelve full-time officers and employees.

Item 3.  Legal Proceedings

Other than routine various lawsuits, claims or disputes arising in the normal course of business, and other than as described in the paragraph immediately below, we are not involved in any pending litigation, nor are we aware of any pending or contemplated proceedings against us. We know of no legal proceedings pending or threatened, or judgments entered against any of our directors or officers in their capacity as such the settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash.

In January 2005 Amacore Group filed a suit in the Thirteenth Judicial Circuit Court of Hillsborough County, Florida against Motivano, a wholesaler of the Amacore Group’s vision plan, to enforce its rights to audit the books and records of Motivano, pursuant to an agreement between the parties, to verify that the correct number of memberships had been reported to Amacore Group and that Amacore Group was paid therefor. Management believes that our audit rights will be sustained and ultimately result in a determination that a significant sum is due to Amacore Group from Motivano.

Item 4.  Submission of Matters to a Vote of Security Holders

In 2004, we submitted two matters to a vote to certain principal stockholders holding a majority of the total issued and outstanding voting stock of Amacore Group. The first matter was the adoption of a resolution to increase, by 40,000,000 shares, the total number of authorized shares to 120,000,000 shares, consisting of 80,000,000 shares of Class A common stock, 20,000,000 shares of Class B common stock and 20,000,000 shares of preferred stock. The second matter was the adoption of a resolution to change the name of Eye Care International, Inc. to The Amacore Group, Inc. The principal stockholders voted in favor of both matters.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Trading Price Range and Dividends

Amacore Group’s common stock was held by approximately 250 stockholders of record at December 31, 2004.  The Class A common stock is listed and traded principally on the OTC Bulletin Board under the symbol "EYCI."  Set forth below are the high and low closing prices for our Class A common stock on the OTC Bulletin Board for each quarter of the years ending December 31, 2004 and 2003.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2003	0.51	0.15
June 30, 2003	0.48	0.17
September 30, 2003	0.38	0.20
December 31, 2003	0.30	0.06
March 31, 2004	4.45	0.88
June 30, 2004	4.05	1.95
September 30, 2004	3.70	2.00
December 31, 2004	2.75	0.67

On April 11, 2005 the closing bid price of one share of our Class A common stock on the OTC Bulletin Board was $0.25.  As of the same date, there were approximately 250 holders of record of our Class A common stock.

Dividends

The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements and financial condition. We have never paid any dividends on our Class A common stock and we do not anticipate paying such dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our operations.

Sales of Unregistered Securities

During 2004, three accredited investors converted their Series A preferred stock into 90,000 shares of common stock.  In addition, 55 accredited investors exercised a total of 5,908,138 warrants to purchase 5,908,138 shares of common stock, and 109 accredited investors converted their promissory notes and accrued interest into 9,090,555 shares of common stock.  Amacore Group also issued 6,999,522 shares of common stock in payment for consulting services and 825,000 to employees.

Amacore Group issued 370,000 shares of Class A common stock as additional interest in 2004, 1,037,500 shares for acquisitions, and 90,000 from Preferred Shareholders of Series A Converting into common stock.

Amacore Group also issued $2,645,500 of one-year ten percent promissory notes in 2004 to sixty-one accredited investors and $370,000 of mandatory convertible, three-year, seven percent notes to ten accredited investors.

In March 2005, Amacore Group entered into an agreement with Divine Capital, a New York institutional and retail boutique securities firm introduced by Crescent Fund, LLC, for raising up to one million dollars ($1,000,000) of three-year, six percent (6%) convertible debentures. In March 2005 Amacore Group received an initial investment of three hundred and five thousand dollars ($305,000). The debentures are convertible into shares of Amacore Group's Class A common stock at a conversion price equal to seventy-five (75%) percent of the lowest closing bid price per share for the twenty (20) days immediately preceding the date of conversion or as otherwise provided in the debenture. The debentures mature on the third anniversary of the final closing. Amacore Group has agreed to file a registration statement to cover the resale of the shares of Class A commons stock issuable upon the conversion of the debentures. The debentures will be issued to less than thirty-five (35) accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Amacore Group, as of April 11, 2005, has raised an additional three hundred and eighty-five thousand dollars ($385,000) through the issuance of ten percent (10%) promissory notes to accredited investors, who immediately converted said debt into 1,069,999 shares of common stock, and an additional thirty-seven thousand five hundred dollars ($37,500) through the private placement of 840,000 shares of common stock.

All of the foregoing were pursuant to Section 4(2) of the Securities Act of 1933, as amended, and did not involve a public offering.   We paid no underwriters fees in connection with these transactions.  There were no underwriters involved in these transactions and there were no underwriting discounts or commissions paid.  The purchasers in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities.  Appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in these transactions had adequate access to information about us and were sophisticated investors.

Equity Compensation Plans

In May 1997 Amacore Group’s Board of Directors adopted, and our stockholders approved, The Amacore Group’s 1997 Stock Option Plan.  The stock option plan is to be administered by the Board of Directors or a committee of the Board.  Pursuant to the plan, options to purchase 750,000 shares of class A common stock may be granted to directors, employees (including officers) and consultants.  To date, no options have been granted under the plan.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

We made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company.  Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements.  Similarly, statements that describe 's future plans, objectives, or goals also are forward-looking statements.  These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, reliance should not be placed on these forward-looking statements. Amacore Group undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the inability of the Company's products to attain broad market acceptance; (ii) inability of Amacore Group to complete its product development; (iii) the impact of competitive products and pricing; (iv) Amacore Group's ability to expand its sales and marketing programs; (vii) dependence on key personnel; (ix) the availability, terms and deployment of capital; and (x) general economic and business conditions. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

Introductory Overview

Amacore Group originally began selling memberships in its discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmological (Eye M.D.) panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans of the benefits of including such a plan in their products. Amacore Group sold the plan on a retail only basis for many years proving that the general public did desire to have a vision plan with medical coverage before it was determined that it was time to change its emphasis to marketing its plan to other marketers of health benefit plans (“wholesalers”). Marketing programs on a retail basis requires a broad national marketing staff which Amacore Group was not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis. During the transition period, Amacore Group has continued to market the plan on a retail basis but with less emphasis and has devoted most of its time to developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision (without a vision medical component), and prescription drugs. Amacore Group has numerous wholesale contracts in place but these contracts have not produced a substantial amount of revenue as quickly as anticipated by management. This, combined with reduced retail revenue, have caused revenues to suffer. Amacore Group continues to place its emphasis on marketing its plan to wholesalers and believes it now has contracts that are either in place or near completion of negotiations for new contracts, which will generate a much higher level of revenue for 2005 and subsequent years.

In late 2004, Amacore Group acquired another company, LBI Brokerage, a managing general agency for group health and life insurance products (products that are synergistic with Amacore Group’s vision plan). A managing general agency is an agency appointed by an insurance company for the express purpose of distributing its products to downline general agents and in turn market its product line (including Amacore Group’s vision plan) downline to its agents and producers. LBI has been appointed the managing general agency for Transamerica, which is a part of the AEGON Insurance Group, one of the top 50 largest public financial companies in the world, ranked by assets. LBI is rapidly developing its distribution system and expects to contribute to Amacore Group’s bottom line in 2005 and to increase its contribution level in subsequent years.

Also in late 2004, Amacore Group acquired the technology and patent rights for the PhotoScreener™, a camera especially designed to detect vision disorders in young and preverbal children. This technology, which has been approved by the FDA, has the potential to significantly add to Amacore Group’s bottom line in 2005 and beyond.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenue:

For the fiscal year 2004 Amacore Group’s gross income of $163,279 was approximately $18,000 less than Amacore Group’s gross income recorded in 2003 of $181,392. This decline in revenue, derived from the sales of memberships, resulted from Amacore Group shifting its emphasis, as discussed above, from retail marketing of memberships to the wholesale marketing of its memberships and to the development of a more diversified and expanded wholesale customer base; one which will include Amacore Group’s program as a premium benefit under the wholesale customer’s label.

Implementation of the wholesale sales has taken longer than anticipated by Amacore Group.  Several of the private label wholesale agreements provide that Amacore Group’s vision plan will be automatically included with all sales offerings of the customer’s products or services. Amacore Group anticipates that additional commission income will be derived from an agreement with a mail order fulfillment provider once the wholesale contracts are implemented.  Amacore Group also offers its vision program through its website, www.eyecareintl.com, to the general public.

Selling, General and Administrative Expenses (SG&A):

 Amacore Group’s SG&A expenses of $36,338,159 increased by approximately $33,685,000 over the prior year.  Comparison of the more significant components of SG&A expenses follows:

	2004	2003	Increase (Decrease)

Payroll & related Expenses	$3,584,190	$1,232,640	$2,351,550
Business Travel/Trade Shows	332,886	220,541	112,345
Insurance	129,607	127,938	1,669
Professional/consulting Fees	31,593,586	489,993	31,103,593
Rent	124,468	117,677	6,791
All other SG&A expenses	573,422	464,143	109,279

Total	$36,338,159	$2,652,932	$33,685,227

In 2004 Amacore Group issued 825,000 shares of common stock to its officers. The fair market value of these shares of approximately $2,344,000 was expensed to payroll expense and accounts for of the increase over the year 2003.

Insurance expense for 2004 of $129,607 was nearly same as the same period in 2003.

Professional/consulting fees of $31,593,586 were approximately $31,104,000 higher than for year 2003. In 2004, Amacore Group issued stock and/or warrants to consultants and the resultant non-cash charge to expense was $30,828,000. Also in 2004 Amacore Group continued to use consultants instead of hiring employees for certain functions, and increased legal/financial activities.

Other expenses for the current period increased nearly $109,000 to $573,422 mainly because of the expenses Amacore Group incurred with its private placement financings, as well as the cost of relocating its new CFO, the use of temporary/contracted personnel instead of hiring employees, and increased printing costs; partially offset by a reduction in the cost in the settlement of claims.

Interest Expense:

Interest expense for 2004 of $1,712,992 increased by approximately $1,348,000 over the same period of 2003. In 2004 Amacore Group issued shares of common stock in lieu of cash and issued warrants with promissory notes which resulted in a non-cash charge to interest expense of nearly $1,522,018. In addition, many of Amacore Group’s accredited investors converted their promissory notes into common stock, which assisted Amacore Group in reducing its interest expense, as well as its debt.

Depreciation Expense:

Depreciation expense, which is computed on a straight-line method over the assets’ estimated lives, declined by $1,688 in 2004, because a majority of Amacore Group’s assets were fully depreciated before the year began.

Other Income/(Expense) - Forgiveness of Debt

In 2003 Amacore Group entered into an agreement with Clark Marcus, its Chief Executive Officer, and James Koenig, it Chief Financial Officer, for the forgiveness of indebtedness owed by Amacore Group for deferred compensation (earned in accordance with their respective employment contracts, but unpaid) at December 31, 2002 of $424,985 and $511,654, respectively. Mr. Marcus and Mr. Koenig forgave Amacore Group of the deferred compensation in consideration of Amacore Group forgiving them of $274,984 and $8,000, respectively, owed by them to Amacore Group for loans and advances that had been made to them by Amacore Group over several years up through the year 2002. Amacore Group also agreed to reimburse them for their tax liability that may arise as a result of the forgiveness of their debt. Such reimbursement has not yet occurred.

Amacore Group also negotiated a settlement with a sales consultant in 2003 which resulted in the consultant forgiving Amacore Group of $112,000 in consideration of Amacore Group agreeing to pay the consultant a 20% commissions on all vision membership sales made by specific wholesale/agents. To date, sales through these wholesalers/agents have not commenced.

Loans to Stockholders and Officers:

As of December 31, 2004, there were no loans or advances to officers.

During the year 2003, loans and advances to Mr. Marcus and Mr. Koenig were settled, as described in the preceding section. In prior years Amacore Group had advanced amounts to them because they had deferred a major portion of their (earned but unpaid) compensation.  In March 2003, Amacore Group and Messrs. Marcus and Koenig entered into agreements each relinquished his claim to deferred compensation and Amacore Group forgave them of loans and advances; any remaining amounts were eliminated by the officers’ absorbing certain expenses they incurred on behalf of Amacore Group, all as described in the preceding section.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares Amacore Group’s cash flows for the years 2004 and 2003:

	2004	2003
Net cash used by operating activities	$(2,929,578)	$(1,103,009)
Net cash used by investing activities	(170,901)	16,933
Net cash provided by financing activities	3,100,724	1,009,405

Net increase or (decrease) in cash	$5,982	$(76,671)

From time to time, we experience cash flow shortages due to current demands of our market development and enhancement program and lack of capital resources. We have funded Amacore Group’s operations through the issuance of notes payable, amounting to $3,040,500 during 2004. All notes issued in 2004 except $670,000, have been converted to Class A common shares. Of the $670,000, $370,000 is mandatory convertible debt to Class A common shares, which leaves only $300,000 of new issue debt as a liability.  Although management to date has been able to manage the cash flow shortfalls without interruption to our business, there can be no assurances that necessary financing will continue to be available. Management is seeking additional working capital to satisfy daily operating requirements. There can be no assurance that such additional financing will be available on terms acceptable to us.

Amacore Group had entered into a financing agreement in December 2003 with Fordham Financial to provide equity financing and other consulting services. In October 2004, Amacore Group and Fordham Financial verbally agreed that Fordham would return the 135,000 shares of Class A common stock previously issued to it to be cancelled. Said shares have been cancelled.

In January 2004 Amacore Group entered into an arrangement with the May Davis Group, an investment banking firm located in New York, to assist in raising capital for Amacore Group. A total of $370,000 was raised in 2004 through the issuance of three-year mandatory convertible debt with an annual interest rate of seven percent (7%). The conversion price is the lesser of (a) one hundred twenty percent (120%) of the closing bid price on the closing date or (b) seventy-five percent (75%) of the lowest closing bid price during the five trading days immediately preceding the conversion date.

In addition to the new notes, discussed above, that were converted into common stock, most of the noteholders existing at the beginning of the year converted their promissory notes to common stock. In total, there were $4,405,860 of promissory notes and $247,889 of accrued interest converted into 9,090,555 shares of common stock. As a result of these conversions, Amacore Group’s Notes Payable Obligations decreased from $3,334,450 as of December 31, 2003 to $1,171,950 as of December 31, 2004, which includes the $370,000 of promissory notes, discussed above, that provide for a mandatory conversion to common stock.

In August 2004, Amacore Group raised $602,000 from the sale to Victus Capital Master Fund and Vicis Capital, L.P. of 43 shares each, or a total of 86 shares, of mandatory convertible Series C preferred stock, par value of $0.001, at a price of $7,000 per share and 400,000 five-year warrants to purchase Class A common stock at $2.40 per share, the closing bid price of Amacore Group’s common stock on August 2, 2004. Each preferred share may be converted at any time until July 31, 2006, when conversion becomes mandatory. At the time of conversion, each preferred share shall be deemed to have a value of $10,000 and shall be convertible into common shares at the lesser of $2.88 per share or seventy-five percent (75%) of the lowest closing bid price of such shares during the five days immediately prior to the conversion. Amacore Group agreed to file a registration statement covering the sale of up to 20,000 shares of Class A common stock for conversion of each preferred share and the shares underlying the warrants. Also, until July 30, 2006, the mandatory conversion date, each of Victus Capital and Vicis Capital has the right to purchase up to one percent of the number of equity securities issued by Amacore Group in subsequent financing transactions, at the same price paid by the investors.

During 2004, Amacore Group issued 24,133,215 shares of Class A common stock. A total of 6,999,522 shares were issued for services that either have been or will be performed by consultants, 825,000 were issued to its officers, 937,500 shares were issued for consulting services related to the acquisition of the technology and patent rights related to the PhotoScreener™, 9,090,555 were issued upon conversion of notes payable and accrued interest and 5,898,138 shares were issued due to the warrants being exercised. The resulting non-cash charge to expense resulting from the issuances of these securities in 2004 was $34,412,404.

In October 2004, Amacore Group acquired the technology and patent rights for the PhotoScreener ™, a camera especially designed to detect vision disorders in young and even preverbal children. The technology and patent rights were acquired from the Feakins Howson Partnership for Class A common stock and future issuance of additional shares one year after the closing date.

The acquisition of LBI Brokerage was completed in July 2004. Pursuant to the terms of the agreement, Amacore Group acquired 100% of all the issued and outstanding capital stock of LBI in exchange for 100,000 shares of Class A common stock and a $130,000 promissory note due June 30, 2009. LBI is a managing general agency and general agency for group health and group life insurance products. LBI’s distribution network includes general agents, third party administrators, and in some states, direct small and large group brokers. LBI’s core business is derived from its appointment as a managing general agency by Transamerica’s Worksite Marketing Division. LBI distributes Transamerica’s entire worksite product through general agencies, third party administrators and small and large group producers. LBI’s business is synergistic with Amacore Group’s business as a discount vision program and Amacore Group expects LBI to be accretive to net income beginning in 2005.

In late December 2004, Amacore Group signed an agreement with MasterCard International, Inc., whereby MasterCard would offer its members Amacore Group’s mail order program. This relationship strengthened our contractual relationships with certain other accounts such as United Health Programs of America, Protective Marketing Enterprises and United Networks of America, in that by agreement with MasterCard, we were allowed to afford these accounts the right to offer their members the right to participate in the MasterCard/Amacore Group program.

Management also believes that Amacore Group’s enhanced market position has afforded it the opportunity to attract highly qualified individuals such as Mitchell Freeman, as Acting Chief Operating Officer, Joe Caruso as a Sales/Marketing Consultant, the Southard Agency as our marketing agency and Dr. Jay Wiznicki as our Medical Director for the PhotoScrteener™.

CONTRACTUAL OBLIGATIONS

Other than the lease agreement for our corporate offices, we do not have any material contractual obligations currently outstanding requiring payments over the next five years.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of December 31, 2004 or as of the date of this report.

Item 7.  Financial Statements.

THE AMACORE GROUP, INC.
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Audit Committee
The Amacore Group, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of The Amacore Group, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Amacore Group, Inc. as of December 31, 2004 and 2003 and the results of operations, changes in shareholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

/s/Brimmer, Burek & Keelan LLP
Brimmer, Burek & Keelan LLP
Certified Public Accountants
Tampa, Florida

April 26, 2005

THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	2004	2003
Current assets
Cash	$7,408	$1,426
Accounts receivable (net of $50,000 and $13,500 allowance for doubtful accounts in 2004 and 2003, respectively)	50,184	55,455
Non-trade receivables and employee receivables	46,050	-
Prepaid expenses and deposits	132,334	10,557

Total current assets	235,976	67,438

Fixed assets (net of accumulated depreciation)	33,514	6,587
Goodwill	483,000
Intellectual property	2,307,572	-

Total assets	$3,060,062	$74,025

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$788,745	$767,199
Loans and notes payable	801,950	3,093,140
Accrued expenses and payroll taxes	266,029	433,958
Deferred compensation - related party	606,874	487,809
Deferred revenue	32,945	32,303
Total current liabilities	2,496,543	4,814,409

Long Term Liabilities
Convertible debenture	370,000	--
Deferred Revenue	154,044	37,917

Total liabilities	3,020,587	4,852,326

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 and 380 shares issued and outstanding respectively (aggregate liquidation value: $155,000 and $380,000)	-	-
Series B 6% cumulative convertible preferred stock; authorized, issued and outstanding: -0- shares (aggregate liquidation value: $-0-)	-	-
Series C, mandatory convertible stock, 86 shares authorized; 86 shares and 0 shares issued and outstanding respectively (aggregate liquidation value: $860,000 and $0).	-	-
Common stock A ($.001 par value; 80,000,000 shares authorized; 23,174,173 and 3,062,722 shares issued and outstanding, respectively)	23,170	3,062
Common stock B ($.001 par value; 20,000,000 shares authorized; 4,462,802 shares and 255,540 shares issued and outstanding, respectively.)	4,463	255
Additional paid-in capital	52,464,032	9,166,373
Accumulated deficit	(52,452,190)	(13,947,991)

Total stockholders’ equity (deficit)	39,475	(4,778,301)

Total liabilities and stockholders’ equity (deficit)	$3,060,062	$74,025

See notes to financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2004 and 2003

	2004	2003
REVENUES
Membership fees	$163,279	$181,392

OPERATING EXPENSES
Depreciation	3,252	4,940
Rent	124,468	117,677
Consulting expense	31,217,164	347,225
Payroll expense	3,584,190	1,232,640
Professional expense	376,422	142,768
Insurance expense	129,608	127,938
Travel and entertainment	287,274	219,941
Contract labor	46,931	31,910
Bad debt expense	106,185	71,947
Office expense	70,839	20,036
Relocation expense	43,696	-
Telephone	43,219	34,225
Trade shows	45,612	600
Selling, general and administrative expenses	259,299	301,085

Total expenses	36,338,159	2,652,932

Operating loss from operations before other income and expense	(36,174,880)	(2,471,540)

OTHER INCOME (EXPENSE)
Interest expense	(1,712,992)	(364,511)
Settlement expense	(14,327)	-
Forgiveness of debt - related party	-	928,639
Forgiveness of debt	-	114,274
Product endorsement fees	-	250,000

Total other income (expense)	(1,727,319)	928,402

Net loss	(37,902,199)	(1,543,138)

Preferred stock dividend	-	7,446

Net loss available to common stockholders	$(37,902,199)	$(1,550,584)

Basic and diluted loss per share	$(1.84)	$(0.54)

Basic and diluted weighted average number of common shares outstanding	20,608,587	2,858,330

See notes to financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For The Years ended December 31, 2004 and 2003

	Preferred Stock						Common Stock
	Series A		Series B		Series C		Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Deficit	Total
Balance - December 31, 2002	745	$1	685,715	$686			2,416,720	$2,418	255,540	$255	$9,099,544	$(12,397,408)	$(3,294,504)

Conversion of Preferred stock to Common	(65)	(1)					130,000	130			(130)		(1)
Reverse Stock Split							(104,000)	(104)			104		-
Redemption of Preferred for Debt	(300)	-	(685,715)	(686)							(599,314)		(600,000)

Common Stock Issued for Cash							50,000	50			24,950		25,000
Common Stock Issued for Interest							112,000	112			45,873		45,985
Conversion of Debt for common							21,500	22			59,749		59,771
Common Stock Issued for Accts Payable							4,000	4			1,996		2,000
Common Stock Issued for Services							200,000	200			128,550		128,750
Preferred Stock Dividend												(7,445)	(7,445)
Warrants Issued with Debt											398,876		398,876
Net (Loss)												(1,543,138)	(1,543,138)

Balance - December 31, 2003	380	-	-	--			3,060,720	3,062	255,540	255	9,166,373	(13,947,991)	(4,778,301)

Conversion of Preferred Stock to Common	(225)	--					90,000	90			90		180
Conversion of Common B to Common A							130,080	130	(130,080)	(130)			--
Common Stock issued for interest							370,000	370			1,211,430		1,211,800
Conversion of Debt and Accrued Interest to Common							8,841,351	8,841	249,204	249	4,704,658		4,713,748
Common Stock issued for debt							10,000	10			4,990		5,000
Common Stock issued for services							4,974,522	4,970	2,850,000	2,851	17,404,588		17,412,409
Common Shares issued for assets							1,037,500	1,037			2,648,858		2,649,895
Warrants issued with debt											310,218		310,218
Exercise of Warrants							4,660,000	4,660	1,238,138	1,238	241,484		247,382
Warrants issued for services											15,758,795		15,758,795
Amortization of preferred stock discount											602,000	(602,000)	--
Sale of Stock					86						602,000		602,000
Amortization of debt discount											(191,452)		(191,452)
Net Loss												(37,902,199)	(37,902,199)

Balance - December 31, 2004	155	$0	0	$0	86	$0	23,174,173	$23,170	4,462,802	$4,463	$52,464,032	$(52,452,190)	$(39,475)

 See notes to financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004 and 2003

	2004	2003

Cash flow from operating activities
Net loss	$(37,902,199)	$(1,543,138)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Issuances of shares and warrants for services and interest	34,412,404	332,039
Depreciation	3,252	4,940
Common stock issued for settlement		2,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	5,271	(27,735)
(Increase) decrease in prepaid expenses	(121,777)	(10,557)
(Increase) decrease in other current assets	84,958	328,341
Increase (decrease) in accounts payable and accrued expenses	117,006	164,832
Net change in debt discount	241,310	222,016
Increase (decrease) in deferred compensation	119,066	(540,202)
Increase (decrease) in deferred revenue	116,868	(35,545)

Net cash provided (used) by operating activities	(2,923,841)	(1,103,009)

Cash flow from investing activities
(Advances to) payments from stockholders/officers	--	24,324
Purchases of property and equipment	(30,151)	(7,391)
Investment in intangibles	(140,750)
Net cash provided (used) by investing activities	(170,901)	16,933

Cash flow from financing activities
Proceeds from sales of common stock	602,000	25,000
Proceeds from short term borrowings loans and notes payable	3,027,342	978,000
Proceeds from exercise of warrants	247,764	6,405
Payments on long term notes	(550,000)
Payments on convertible notes	(226,382)
Net cash provided by financing activities	3,100,724	1,009,405

Increase (decrease) in cash	5,982	(76,671)

Beginning cash and cash equivalents	1,426	78,097

Ending cash and cash equivalents	$7,408	$1,426

Supplemental disclosures Interest paid	$10,500	$203,439
Common stock issued for settlement		$$2,000
Common stock and warrants issued for interest and services	$34,412,404	$332,039
Preferred stock redeemed for debt	$--	$654,950
Taxes paid	$--	$-
Common stock issued for intangibles	2,649,895

See notes to financial statements

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS

The Amacore Group, Inc. (the Company) markets vision care benefit plans and enhancements to plans provided by others. The Company's benefit plans and plan enhancements provide members and members of its plan sponsors (employers, associations and other organizations) the opportunity to obtain discounted eye care services and products from the Company’s national network of ophthalmic physicians, optometrists, eyewear suppliers, etc. The Company changed its name from Eye Care International, Inc. to The Amacore Group, Inc. as of March 31, 2005. These financial statements reflect the new name throughout.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2004 and 2003 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiary LBI, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The activities of LBI Inc. are immaterial for 2004 and therefore are not reported as a segment since in management’s opinion; they do not utilize the results of LBI Inc’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible assets

Intangible assets consist primarily of goodwill and intellectual property. Effective January 1, 2004 in accordance with SFAS 142. “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill and the intellectual property are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of 3-17 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The company has selected July 1, as the annual date to test these assets for impairment. The unamortized balance of goodwill as of December 31, 2004 is $483,000. The unamortized balance of the intellectual property as of December 31, 2004 was approximately $2,307,572. Based on the analysis of all relevant information at December 31, 2004, no impairment was required to be recorded.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There has been no impairment losses recorded for the years 2004 and 2003.

Concentration of Credit Risk

Concentrations of credit risk with respect to sales to customers existed for 2004 in that approximately 46% of total sales were to a single plan sponsor. The concentration of sales to one sponsor to that extent creates a risk that if that customer is lost, revenues would be significantly affected. The Company has expanded its customer base and expects to reduce the impact of that one customer in 2005 by the addition of several other significant plan sponsors.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was approximately $6,044 and $7,079 for 2004 and 2003 respectively.

Acquisition

In July 2004, the Company acquired 100% of the outstanding stock of LBI, Inc. (LBI) in exchange for $130,000 in cash and 100,000 shares of common A stock. Based upon the current trading value of the outstanding stock, the total purchase price was $483,000. LBI is a managing general agency providing the brokerage of various insurance products for employees for commission income to various large international corporations. LBI is a service company and had no material assets or liabilities at the date of acquisition and the entire purchase price has been recorded as Goodwill. The principals of LBI have a long history of successful business activity and relationships with customers. It is anticipated that the activity of LBI will produce significant revenues and operating income for the Company as well as provide additional customers for its main service offerings.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intellectual Property

In December 2004, the Company acquired 100% of the rights to a number of patents and technology known as the PhotoScreener (Screener). The PhotoScreener technology and related patents enable the owner to manufacture devices that can quickly scan individual eyes to discover medical abnormalities to be referred for treatment. The Screener can be used for preverbal infants as young as six months up to adults and has been effective in revealing early stage eye abnormalities that can be treated effectively. The technology is an integral part of the overall service offerings of the company and will provide opportunity for expanding into other licensing and sale of the Screeners in the future. The Company purchased the technology for 937,500 shares of common A stock valued at approximately $2,307,572. The Company has obtained an independent valuation of the technology in excess of the purchase price.

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

Revenues from memberships are recognized over the life of the memberships which generally are one year from the month after a member signs up for the program. However, the Company also sells smaller amounts of two and three year memberships which are amortized over their respective periods. The Company recognizes income from the sale of memberships on a wholesale basis over the life of the contract (where applicable) or on a month to month basis as plan sponsors report usage of memberships. The Company received a one time fee from product endorsement which was recognized as income when all obligations of the company had been performed and the billing was made to the customer. In 2003 the Company received this one time product endorsement fee which is recognized as other income due to its expected non reoccurrence.  In 2003 the Company also received a minor amount of commission on sale of products. The Company receives orders by telephone and uses a fulfillment center to complete the sale.  Those revenues are recognized when the product is shipped and paid for by the customer.  Revenues from commissions are immaterial in amount.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warrants Issued for Debt

During 2003, the Company issued 1,393,506 detachable warrants to purchase Common A stock, to 2003 debt holders in connection with their loans to the Company in the amount of $978,000.  The warrants have a term of five years from date of issue and are immediately exercisable by the warrant holders.  In accordance with EITF 00-27, the warrants issued to 2003 debt holders were valued utilizing the Black-Scholes formula with a volatility factor of 255% and a tax free interest rated of 4.85%. Based upon that valuation, a debt discount was so determined and is being amortized as interest expense over the life of the debt.  The amount of discount determined as pertaining to the warrants is $398,876 and the amount amortized to interest expense for 2004 and 2003 was $157,566 respectively.

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

The Company has adopted SFAS 109.  The Company has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.  The cumulative net operating losses of approximately $52,452,190 million can be carried forward to offset future taxable income.  The net operating loss carry-forward begins expiring in 2012.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - INCOME TAXES

For the years ended December 31, 2004 and 2003, the temporary differences between book income and taxable income consisted of the deferred compensation.  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 34 percent.  The Company has had continued operating losses since inception and the prospect for utilization is remote therefore, no deferred tax liabilities or assets have been recorded.

Income taxes for the years ended December 31, 2004 and 2003 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2004	2003

Computed tax (benefit) expense at the statutory rate 34%	(13,000,000)	(500,000)
Change in deferred tax valuation	13,000,000	500,000

Current income tax expense (benefit)	--	--

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 3 - INCOME TAXES (Continued)

Temporary differences that give rise to deferred tax assets and liabilities:

	2004	2003
Deferred tax assets:
Net operating loss carry forward	$17,800,000	$4,800,000
Less valuation allowance	(17,800,000)	(4,800,000)
Gross deferred tax asset	-	-
Gross deferred tax liability	-	-

Net deferred tax asset	$-	$-

As of December 31, 2004, realization of the Company’s net deferred tax assets of approximately $52,000,000 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the year ended December 31, 2004 was $13,000,000. .

NOTE 4 - DUE TO STOCKHOLDERS/OFFICERS

As of December 31, 2004, due to stockholders/officers included the following:

	2004	2003

Deferred compensation	$606,874	$487,809

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	2004	2003

Accounts receivable	$100,184	$68,955
Less allowance for uncollectible accounts	50,000	(13,500)

Total	$50,184	$55,455

For the years ended December 31, 2004 and 2003, amounts expensed to bad debt was $106,185 and $71,947, respectively.  Bad debt expense for the year ended December 31, 2003 includes approximately $43,857 of allowance for uncollectible advances to a consultant and shareholder of the Company.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 5 - ACCOUNTS RECEIVABLE, NET (Continued)

During the years ended December 31, 2004 and 2003, the Company factored, without recourse, approximately $-0- and $69,800 of individual accounts in accounts receivable.  The aggregate amount of loss on the sale of these receivables was $14,590 for the year ended December 31, 2003.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	2004	2003

Machinery and equipment	$14,030	$72,585
Office furniture	59,434	51,845
Computers and equipment	29,954	7,391
	103,418	131,821
Less accumulated depreciation	(69,904)	(125,234)

Total	$33,514	$6,587

Depreciation expense for the years ended December 31, 2004 and 2003 was $3,252 and $4,940, respectively.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 7 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of December 31, 2004 and 2003:

	2004	2003
Notes payable to investors and shareholders; bearing
interest ranging from 5.75% through 12% per annum;
due through December 2004; currently in default.	$687,000	$979,000

Notes payable to investors and shareholders; bearing
interest at 8% per annum; payable on demand.	-	474,500

Loans payable to investors and shareholders; payable
without specific interest or repayment terms; currently
bearing interest ranging from 5.75% through 12%
per annum.	-	242,000

Notes payable to officers; bearing interest at 8% per
annum; with no specific repayment terms.	-	50,000

Notes payable to investors and shareholders; bearing
interest at 10% per annum; due through December 2003.	-	924,000

Promissory note payable to shareholder investor;
bearing 1.53% interest per annum through June 2004,
increasing to 15% thereafter; currently in default.	114,950	664,950

Total notes and loans payable	801,950	3,334,450
Less discount on debt (See Note 2,
Stock Based Compensation)	--	(241,310)

Total	$801,950	$3,093,140

As of December 31, 2004, all notes and loans payable were classified as current maturities.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 8 - CONVERTIBLE DEBENTURES

During the year ended December 31, 2004, the Company entered into a debt agreement to issue up to $400,000 convertible debentures. The debentures are immediately convertible into common stock of the Company, together with 7% interest, which is payable in either cash or freely traded common stock, at the option of the Company.

The conversion price is the lesser of (a) 120% of the closing bid on the closing day, or (b) 75% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date.

As of December 31, 2004, the balance of the convertible debentures was $370,000.

NOTE 9 - PREFERRED STOCK

Series A Convertible preferred stock is nonvoting and bears no dividends.  Each share is redeemable by the Company on the third anniversary of issuance at $1,000, per share, and convertible into 400 shares after the reverse split of Class A common stock, subject to adjustment.  Upon a public offering of $5,000,000 or greater, the shares are automatically convertible.

Series B Convertible preferred stock votes on an as if converted basis and bears cumulative dividends at 6%, per annum.  Each share is convertible at $2.19, per share, into Class A common stock.

In August 2004, the Company raised a total of $602,000 from the issuance of 86 shares of mandatory convertible Series C, 6% cumulative, preferred stock, par value $0.001 per share. Each share may be converted at any time until July 30, 2006, when conversion becomes mandatory. At the time of conversion, each share shall be deemed to have a value of $10,000 and is convertible into Class A common stock at the lesser of $2.88 per common share or 75% of the lowest closing bid price during the five days immediately prior to the conversion. As part of the agreements with these two entities, the Company agreed to register shares which are issuable upon the conversion of the warrants and the Series C Convertible Preferred Stock. In addition, for each share of Series C Convertible Preferred Stock purchased by them, they have the right to purchase up to 1% of the issuances of equity securities issued under subsequent funding transactions.

In June 2003, the Company settled a lawsuit with an investor group whereby the investor’s investment in 300 shares of the Company’s Preferred A stock and 685,715 shares of the Company’s Preferred B stock was redeemed in exchange for a note payable together with accrued dividends and legal fees. The total amount of the note is $664,950. In addition, the investor was awarded 299,406 warrants exercisable for $2.19 per share of Common A stock.  The full amount of the note is recorded as a current liability since its expiration date is June 1, 2004 and bears interest at the annual rate of 1.53%.  In addition, the Company agreed to pay a

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

consulting fee to the investor in the amount of $2,440 per month for twelve months beginning with June 2003.  Based upon a valuation of the warrants utilizing the Black-Scholes pricing model, the warrants have a zero value and therefore have not resulted in a computation of discount on the resulting debt.  The Company also agreed to extend the term for another two years for 240,000 warrants previously issued to the investor.  These warrants are exercisable at a price of $2.50 per share.  Since the extension of the term of the warrants is considered a change in the warrant, a new measurement date occurred on the date of that change.  Utilizing the Black-Scholes pricing model, the value of the warrants at the new measurement date did not result in any additional expense to be recorded by the Company.

NOTE 10 - COMMON STOCK

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

During the year end of December 31, 2004, three investors holding a total of 225 shares of Series A preferred stock exercised their conversion privilege and converted their Series A preferred stock into 90,000 shares of Class A common stock.

During the year ended December 31, 2004, the Company entered into various agreements with financial and business consultants (including Jana Corporation, OmniFirst Capital, May Davis Group and Fordham Financial Management) to assist in furthering its financial and business plan, including the expansion of its business. The consultants were to assist the Company in its efforts to effect acquisitions and to obtain relationships with sources of revenue. As an inducement to these consultants to provide these services, the Company granted them, in the aggregate, approximately 5.7 million warrants. These warrants entitled the consultants to purchase the Company’s common stock at a price of $.01 per share. The Company also issued 3.6 million shares of common stock to the consultants. The value of those warrants was determined using the fair value method and the common stock was valued at the market value at the time of issuance. This resulted in a non-cash charge to expense in the first nine months of 2004 of $29,003,644. The Company and Fordham Financial have agreed that Fordham will return any stock previously issued to them if they do not produce any acceptable equity financings within a specified period of time.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Since Fordham did not produce any acceptable equity financings, Amacore’s stock transfer agent has been instructed to cancel the common shares.

As a result of the agreement with Jana Corporation, the Company has signed a contract with Benelux Capital S.A. who is identifying viable synergistic acquisitions for the Company. Jana was also instrumental in negotiating the Company’s October 2004 acquisition of the revenue-producing “PhotoScreener , which is a camera especially designed for the detection of vision disorder in young and preverbal children.

OmniFirst Capital was instrumental in locating and assisting in the 2004 acquisition of LBI Brokerage, which has already added revenues for the Company; for providing access to Flagship, the healthcare arm of MBNA and the Company is in well advanced stages of contract negotiation to provide the vision benefit to instrumental in introducing the Company to certain clients which may produce substantial revenues for the Company. Further contributing factors to the value of LBI Brokerage include it’s managements extensive background in the insurance industry and it being appointed as Managing General Agent (MGA) by Transamerica’s Worksite Marketing Division. LBI Brokerage distributes Transamerica’s entire worksite product through General Agencies, Third Party Administrators and small and large group producers.

The Company reached an agreement to make the acquisition of Self-Funded Alternative (SFA) and LBI Brokerage in June 2004 in exchange for cash, notes payable and common stock. Immediately after signing the agreements, discussions began whereby the Company would rescind the agreements. In September, SFA returned all stock and substantially all of the cash received from the Company, but SFA will be permitted to distribute the Company’s vision plan. The second agreement, for the acquisition of LBI Brokerage was completed in July after significant modifications were made to the agreement.

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

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

NOTE 11 - WARRANTS

During the years ended December 31, 2004 and 2003, the Company issued warrants to purchase 7,994,279 and 1,369,506 shares of Class A common stock, respectively.  At December 31, 2004 there were 2,447,090 warrants to purchase Class A common stock outstanding, exercisable at varying prices through 2006.  The following table summarizes this warrant activity:

	2004		2003
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	2,325,949	$2.30	1,186,943	$2.60
Additional warrants	7,994,279	4.01	1,369,506	2.19
Warrants cancelled	--	--	--	--
Warrants exercised	(7,873,138)	3.71	(230,500)	.05

Warrants outstanding, ending of year	2,447,090	$2.38	2,325,949	$2.30

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 11 - WARRANTS (Continued)

The following table summarizes the status of warrants outstanding at December 31, 2004; all warrants are immediately exercisable:

Exercisable and Outstanding Warrants
Post Split Exercise Price	Number	Weighted average remaining contractual life in years
$0.01	193,600	2.56
0.05	53,400	2.40
1.25	606,000	5.66
2.19	299,406	3.50
2.40	400,000	4.67
2.50	847,684.91
5.00	47,000.92

NOTE 12 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at December 31, 2004.

The following sets for the computation of basic and diluted net earnings (loss) per common share:

	2004	2003
Numerator:
Net income (loss)	$(37,902,199)	$(1,543,138)
Less preferred stock dividend	-	(7,446)

Net income (loss) available to common stockholders	(37,902,199)	$(1,550,584)

Denominator:
Weighted average basic share outstanding	$20,608,587	$2,858,330
Stock options
Warrants
Convertible note

Weighted average fully diluted shares outstanding	20,608,587	$2,858,330
Net earnings per common share - basic and diluted	$(1.84)	$(0.54)

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

During the period presented, common stock equivalents were not considered as their effect would be anti-dilutive.

NOTE 13 - STOCK OPTION PLAN

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
As of December 31, 2004 and   2003, no options have been granted under the Plan.

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and other current liabilities approximates fair value because of their short maturity.  The carrying amount of notes payable approximates fair value based on stated interest rates, shares and warrants being approximate to current market interest rates.

NOTE 15 - COMMITMENTS AND CONTINGENCY

The Company purchased technology (Photoscreener) in October, 2004 on a contingent contract whereby an initial 937,500 shares of the Company’s common A stock were to be issued at closing with an additional 1,562,500 shares to be paid within one year of the closing at the discretion of the Company. The Company issued 750,000 shares and has accrued the remaining 187,500 shares at December 31, 2004. The technology (see footnote 2) is expected to produce significant revenues for the Company and the Company has the right to issue (or not issue) the additional shares solely at their discretion. If the company does not issue the additional shares, the seller of the technology has the right to reacquire the technology and retain the 937, 500 shares already issued. The issuance of the additional shares is not being recorded as a liability since there is not a probability at December 31, 2004 that it will occur.

The Company is committed under a lease for office space through May 31, 2006.  For the years ended December 31, 2004 and 2003, rent expense was approximately $124,468 and $117,677, respectively.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

The following is a schedule of future minimum lease payments (net of sales tax) required under this lease.

Year ending December 31,
2005	$109,475
2006	46,360
2007

NOTE 16 - LITIGATION AND CONTINGENCIES

At December 31, 2004, the Company was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

NOTE 17 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained operating losses in recent years.  Further for the year ended December 31, 2004, the Company had negative working capital of approximately $2,260,567, a net loss of approximately $37,902,199 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $52,452,190.  Although these factors raise substantial doubt about the ability of the Company to continue as a going concern the Company has taken several actions to ensure that the Company will continue as a going concern through December 31, 2005.

NOTE 18 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company had an employment agreement with its President and Chief Executive Officer, Clark Marcus.  The agreement, which originally had an expiration date of September 20, 1999, was extended by resolution of the Board of Directors, on February 15, 1996, for a period of five years, originating upon the date the executive commences to receive his full compensation, as provided under the terms of the employment agreement.  Therefore the original agreement is still in effect.

As of December 31, 2004, a total of $384,407 deferred compensation was due to this executive.  $253,733 of deferred compensation was due for services performed during the years ended December 31, 2004 and 2003 and $130,674 for services performed in years prior to at December 31, 2003.  Deferred salary from prior years is net of a forgiveness of accrued salaries in the amount of approximately $424,000.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 18 - RELATED PARTY TRANSACTIONS (Continued)

During the years ended December 31, 2004 and 2003, the Company had an employment agreement with James Koenig, Chief Financial Officer.  The agreement originally had an expiration date of February 1, 2001.  The Board of Directors extended this agreement on the same terms as described for its President and Chief Executive Officer.

As of December 31, 2004 and 2003, the Company had accrued deferred compensation of approximately $222,467 for services performed during the years ended 2004 and 2003 by Mr. Koenig.  In addition, Mr. Koenig forgave (in 2003) approximately $511,000 of deferred compensation payable to him from prior years.

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

NOTE 19 - SUBSEQUENT EVENTS

In March 2005, an agreement was signed whereby Divine Capital would raise up to $1million of three-year, six percent convertible debentures. In March,2005 the Company received an initial investment of $305,000 from that financing arrangement. The debentures are convertible into shares of the Company’s A common stock at a conversion price equal to 75% of the lowest closing bid price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures. The debentures mature on the third anniversary date of the final closing. The Company has agreed to file a registration statement to cover the resale of the shares issuable upon the conversion of the debentures. The debentures will be issued to less than thirty five accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

As of April 11, 2005, the company has raised $385,000 through issuance of 10 % promissory notes through accredited investors, who immediately converted said notes into common stock, and an additional $37,500 was received from the sale of 840,000 shares of common B stock.

The Company has filed a lawsuit against one of its significant customers ( a wholesaler) to enforce its rights to audit the books and records of the wholesaler with the expectation that additional revenues are due to the Company and have not been remitted to date.

Management believes its audit rights will be sustained and ultimately result in a determination that a significant sum is due the Company. The Company also contacted a second wholesaler, who determined that due to system problems, the wholesaler does owe the Company a substantial amount of enrollment fees for prior years. The Company expects to receive the fees in 2005.

.
Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During Amacore Group’s two most recent fiscal years, the principal independent accountant for Amacore Group neither resigned (or declined to stand for re-election) or was dismissed.

ITEM 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.  The issuer's principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

•
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

•
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

•	evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

Based on their evaluation as of the Evaluation Date, the issuer’s principal executive officer’s and principal financial officer's conclusion about the effectiveness of the disclosure controls and procedures were that nothing indicated:

•	any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

•
any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

In addition, the issuer’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Amacore Group in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.    There have not been any changes in Amacore Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during Amacore Group’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Amacore Group’s internal control over financial reporting.

Code of Ethics. In 2005, we adopted a code of ethics that applies to all of Amacore Group’s employees, including its officers. A copy of the Code is included in this filing as an Exhibit. Any changes to this Code or any waiver granted an officer will be reported on Form 8-K, under Item 10.

PART III
Item 9.  Directors and Executive Officers.

The following is a list of our directors and executive officers:

Name	Age	Position
Clark A. Marcus	63	Chairman, President, Chief Executive Officer and Director

James L. Koenig	58	Acting CFO, Secretary and Director

Arnold Finestone	74	Director

William H. Koch, M.D.	66	Director

Sharon Kay Ray	47	Director

John A. Schild	65	Director

Arthur Yeap	49	Director

Clark A. Marcus, one of our founders, has served as Chairman of the Board and Chief Executive Officer since September 1993. He also has served as President since February 1996. Mr. Marcus has been a practicing attorney since 1968 and was senior partner in the New York law firms of Victor & Marcus and Marcus & Marcus.

James L. Koenig has been Secretary and a Director since February 1996. He was Senior Vice President and Chief Financial Officer from February 1996 until August 16, 2004 and is currently serving as the Chief Financial Officer. Prior to joining Amacore Group in December 1994, as an independent sales agent, he worked in various accounting/management capacities primarily in the utilities industry. From 1984 to November 1994, Mr. Koenig was employed by Tampa Electric Company in various executive capacities ranging from Assistant Controller to Director of Audit Services and Director of Regulatory Affairs.

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

The Board of Directors has established an Audit Committee.  Arnold Finestone and Arthur Yeap are the current members of the Audit Committee. Mr. Finestone is the audit committee financial expert.  The Audit Committee recommends engagement of Amacore Group’s independent auditors, is primarily responsible for approving the services perform by the independent auditors and for reviewing and evaluating our accounting principles and its system of internal accounting controls and has general responsibility in connection with related matters.

The Board does not have an option committee or a nominating committee, the functions of which are performed by the Board.

All our directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, and all executive officers hold office at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than ten percent of our class A common stock to file certain reports of ownership and changes in ownership with the SEC within specified time periods. Officers, directors and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2003.

Item 10.  Executive Compensation

The following table sets forth the compensation paid to, earned by or accrued for our Chief Executive Officer and each of our other executive officers for whom more than $100,000 was paid or accrued as compensation for the years ended December 31, 2004, 2003, and 2002 (collectively, the "Named Executive Officers"):

Annual Compensation (3)
Name and Principal Position	Year	Cash Compensation		Other Compensation

Clark Marcus Chief Executive Officer and President	2004 2003 2002	$ $ $	426,3892 207,434 30,625	$ $ $	111,701(1) 549,834(1) 282,143(1)

James L. Koenig Senior Vice President, Chief Financial Officer and Secretary	2004 2003 2002	$ $ $	250,381 109,663 16,584	$ $ $	99,083(2) 184,686(2) 210,907(2)

_______________
(1)

Includes auto allowance of $6,000 for each year; deferred compensation (compensation earned in accordance with employment agreement, but not paid) of $276,143 for 2002, $268,850 for 2003 and $105,710 for 2004, and forgiveness of debt of $274,984 in 2003.

(2)

Includes auto allowance of $6,000 for each year; deferred compensation (compensation earned in accordance with employee agreement, but not paid) of $204,907 in 2002, $170,686 in 2003 and $93,083 in 2004, and forgiveness of debt of $8,000 in 2003.

(3)	There was no Long-Term Compensation for the officers.

Employment Agreements

Clark Marcus serves as our Chief Executive Officer pursuant to an employment agreement which expires in September 2008. The agreement provides for a salary of $150,000 per annum, increased by an amount equal to the greater of fifteen percent (15%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus beginning at three percent (3%) of Amacore Group's pre-tax profits in any year that our revenues exceed $1 million and increasing up to seven percent (7%) of our pre-tax profits in any year that revenues exceed $4 million. The actual amount paid to Mr. Marcus, excluding an auto allowance of $6,000, and deferred salary of $105,710, for the year ending December 31, 2004 was $426,389. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Marcus' employment is terminated within 12 months following a change in control, Mr. Marcus will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years. Amacore Group has amended Mr. Marcus’ agreement for extensions for periods that he has not received his full annual salary, currently resulting in extension through the year 2008.

James L. Koenig served as our Senior Vice President and Chief Financial Officer until August 16, 2004, when retired, pursuant to an employment agreement which would have expired in February 2008. Following the termination of Mr. Scott Carson in April 2005, Mr. Koenig agreed to temporarily resume the responsibilities of Acting Chief Financial Officer and he continues as Secretary. The agreement provided for a salary of $125,000 per annum, increased by an amount equal to the greater of ten percent (10%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus of three percent (3%) of our pre-tax profits in any year that our revenues exceed $1 million. Amacore Group is obligated to pay his deferred compensation totaling $222,467 when it has the ability to do so. Mr. Koenig has agreed to an annual salary of $156,000 effective January 1, 2005.

Each of Messrs. Marcus and Koenig have entered into agreements with us which provide that, for a period of three years following the termination of his employment, he will not

•
engage, directly or indirectly, in a business within the United States that markets products or services the same as, similar to, or competitive with, our products or services, whether fully developed or in the development stage.

•	solicit or accept business from any entity within the United States which is or was a customer of ours during his tenure with us, if such business involves one of our products.

•	solicit the employment of, hire or cause any other entity to hire, any of our employees.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock options or stock appreciation rights were granted by Amacore Group to the named executive officers in 2004.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR TABLE

At December 31, 2004, Amacore Group had no stock options or stock appreciation rights outstanding.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of April 1, 2005 by (i) each stockholder known by us to be a beneficial owner of more than five percent of the outstanding common stock; (ii) each executive officer and director; and (iii) all directors and officers as a group.

	Amount and Nature Of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Name	Class A Common Stock	Class B Common Stock	As a % of All Common Stock	As a % of All Class A	As a % of All Class B

Clark Marcus (3)	-	1,583,060	5.2%	-	29.9%
Sharon Kay Ray (3)	50,000	24,640	*	*	*
James L. Koenig (3)	-	673,882	2.2%	-	12.7%
William Koch (3)	87,548	5,000	*	*	*
John A. Schild (3)	67,800	--	*	*	--
Arnold Finestone (3)	46,390	--	*	*	--
Arthur Yeap (3)	78,096	--	*	*	--
Omnifirst Capital	2,500,000	--	8.2%	10.0%	--
Jana Corporation	1,212,500	2,840,000	13.4%	4.8%	53.6%
All officers and directors as a group (7 persons)	329,834	2,285,582	8.6%	1.3%	43.1%

 _______________________________
*                       Less than 1%
(1)      Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to beneficially own any shares that such person has the right to acquire within 60 days after April 1, 2005.

(2)      Calculated as a percentage of the total number of shares of common stock issued and outstanding without respect to voting power. Each share of class B common stock is entitled to five votes per share, as compared to one vote per share of class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 1, 2005, any shares, which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person. As of April 1, 2005, we had 25,007,140 shares of class A common stock outstanding and 5,302,802 shares of class B common stock outstanding, or a total of 30,309,942 shares of common stock outstanding.

(3)      Address is c/o The Amacore Group, Inc., 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607.

Item 12.     Certain Relationships and Related Transactions.

In March 2003, Mr. Marcus and Mr. Koenig forgave Amacore Group deferred compensation for fiscal years 2000, 2001 and 2002 of $426,484 and $511,654, respectively, leaving deferred compensation of approximately $100,000 owing to Mr. Marcus and zero to Mr. Koenig. Amacore Group owes Mr. Marcus and Mr. Koenig deferred compensation for the years 2003 and 2004 of $453,518 and $222,467, respectively. The deferred compensation does not bear interest. Also in March 2003, Amacore Group forgave Mr. Marcus and Mr. Koenig of indebtedness of loans of $274,984 and $8,000 respectively.

Other than as described above, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	Any of our promoters;

•	Any relative or spouse of any of the foregoing persons who has the same house as such person

Item 13.     Exhibits and Reports on Form 8-K.

(a)  Exhibits to this Report are all documents previously filed which are incorporated herein as exhibits to this Report by reference to all other reports previously filed by Amacore Group pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

We are filing the exhibits listed below with this Report:

Exhibit No.	Description
14.1	Code of Business Conduct and Ethics
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:	Amacore Group filed the following Reports on Form 8-K during the last quarter of the fiscal year of December 31, 2004:

Current Report on Form 8-K(Amended) dated August 16, 2004 (date of earliest event reported) and filed on October 18, 2004, for the purpose of reporting the hiring of Scott Carson as the new CFO replacing James Koenig who had retired.

Item 14.  Principal Accountant Fees and Services.

	Fiscal year ending December 31, 2004	Fiscal year ending December 31, 2003

Audit Fees	$58,608	$14,000
Audit Related Fees	0	0
Tax Fees	$0	0
All Other Fees	$12,500	$0

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 26, 2005

AMACORE GROUP INTERNATIONAL INC.

By: /s/ Clark A. Marcus President and Chief Executive officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 26, 2005 in the capacities indicated.

Signature	Title

/s/ Clark A. Marcus Clark A. Marcus	Chief Executive Officer, President and a Director (Principal Executive Officer)

/s/ James L. Koenig James L. Koenig	Acting Chief Financial Officer, Secretary and a Director

/s/ William Koch, M.D William Koch, M.D.	Director

/s/ Sharon Kay Ray Sharon Kay Ray	Director

/s/ John A. Schild John A. Schild	Director

Arnold Finestone Arnold Finestone	Director

/s/ Arthur Yeap Arthur Yeap	Director