Form 10QSB
period 2005-03-31
AMACORE GROUP, INC.
filed 2005-05-16
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

/X/     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

/_/     Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ______ to ____________

Commission file number 0-27889

THE AMACORE GROUP, INC.

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

Yes ☒ No  ☐

As of May 13, 2005, the issuer had outstanding 31,351,432 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

THE AMACORE GROUP, INC.

FORM 10-QSB

INDEX

PART 1 FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED BALANCE SHEETS - March 31, 2005 and December 31, 2004	3

	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - For the Three Months
	Ended March 31, 2005 and 2004	4

	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - For the Three Months
	ended March 31, 2005 and 2004	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS
	of Financial Condition and Results of Operations	9

PART II OTHER INFORMATION

ITEM 6.	(a) EXHIBITS FILED:
	(b) REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1.
THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31	Dec. 31
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash	$168,251	$7,408
Accounts receivable (net of $50,000 allowance for doubtful accounts)	41,453	50,184
Non-trade receivables and employee receivables	25,818	46,050
Prepaid expenses and deposits	76,450	132,334

Total current assets	311,972	235,976

Fixed assets (net of accumulated depreciation)	31,287	33,514
Goodwill	483,000	483,000
Intellectual property (net of accumulation amortization)	2,278,727	2,307,572

Total assets	$3,104,986	$3,060,062

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$773,977	$788,745
Loans and notes payable	802,450	801,950
Accrued expenses and payroll taxes	291,722	266,029
Deferred compensation - related party	545,698	582,720
Deferred revenue	29,414	32,945
Total current liabilities	2,443,261	2,472,389

Long Term Liabilities
Convertible debenture	675,000	370,000
Deferred Revenue	125,340	154,044

Total liabilities	3,243,601	2,996,433

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 and 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000,)	-	-
Series C, mandatory convertible stock, 86 shares authorized; 86 shares issued and outstanding. (aggregate liquidation value: $860,000)	-	-
Common stock A ($.001 par value; 80,000,000 shares authorized; 25,306,660 and 22,832,670 shares issued and outstanding, respectively.)	25,494	23,170
Common stock B ($.001 par value; 20,000,000 shares authorized; 5,302,802 shares and 4,462,802 shares issued and outstanding, respectively.)	5,303	4,463
Additional paid-in capital	54,401,814	53,392,671
Accumulated deficit	(54,571,226)	(53,356,675)

Total stockholders’ equity (deficit)	(138,615)	63,629

Total liabilities and stockholders’ equity (deficit)	$3,104,986	$3,060,062

See Notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended March 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
REVENUES
Membership fees	$88,461	$37,246

OPERATING EXPENSES
Depreciation	1,877	370
Amortization of Intellectual property	28,845
Rent	32,378	29,637
Consulting expense	715,543	19,757,896
Payroll expense	252,317	276,439
Professional expense	41,914	104,714
Insurance expense	50,090	29,893
Travel and entertainment	32,631	72,408
Contract labor	16,865	9,603
Bad debt expense	-	--
Office expense	16,497	25,310
Relocation expense	-	-
Telephone	14,201	13,863
Trade shows	4,833	--
Selling, general and administrative expenses	67,683	54,002
Total expenses	1,275,674	20,374,135

Operating loss from operations before other income and expense	(1,187,213)	(20,336,889)

OTHER INCOME (EXPENSE)
Interest expense	(27,340)	(398,810)
Total other income (expense)	(27,340)	(393,810)

Net loss available to common stockholders	$(1,214,553)	$(20,730,699)

Basic and diluted loss per share	$(0.05)	$(1.61)

Basic and diluted weighted average number of common shares outstanding	24,253,863	12,860,084

See Notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(1,214,553)	$(20,730,699)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Issuances of shares and warrants for services and interest	589,808	19,997,311
Depreciation	1,877	370
Amortization of intellectual property	28,845
Common stock issued for settlement	--	2,000
Changes in operating assets and liabilities		(73,850)
(Increase) decrease in accounts receivables	8,732	(750)
(Increase) decrease in prepaid expenses	44,634	2,640
(Increase) decrease in other current assets	20,232
Increase (decrease) in accounts payable and accrued expenses	22,175	(3,334)
Increase (decrease) in deferred compensation	(37,022)	90,294
Increase (decrease) in deferred revenue	(32,235)	(3,166)

Net cash provided (used) by operating activities	(567,506)	(646,065)

Cash flow from investing activities
Purchases of property and equipment	350	(2,959)
Investment in intangibles	-	-
Net cash provided (used) by investing activities	350	(2,959)

Cash flow from financing activities
Proceeds from sales of common stock	37,000
Proceeds from sale of long-term debt	305,500
Proceeds from short term borrowings loans and notes payable	391,500	458,675
Proceeds from exercise of warrants	--	210,350
Payments on long term notes	--
Payments on convertible notes	(6,000)
Net cash provided by financing activities	728,000	669,025

Increase (decrease) in cash	160,843	20,001

Beginning cash and cash equivalents	7,408	1,426

Ending cash and cash equivalents	$168,251	$21,427

Supplemental disclosures Interest paid	$--	$217,324
Common stock and warrants issued for services	$520,790	$19,997,311
Taxes paid	$--	$-

See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information has been prepared by The Amacore Group, Inc. (the Company) in accordance with accounting principals generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-QSB, and Item 310(b) of Regulation S-B, of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three-month period are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The December 2004 comparative balance sheet presented was derived from audited financial statements, but does not include all disclosures required with the audited annual statements. This financial information should therefore be read in conjunction with the financial statements and notes included with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements as of and for the quarter ended March 31, 2005 and 2004 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiary LBI, Inc. LBI, Inc was not acquired until July 2004. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The activities of LBI Inc. are immaterial for the first quarter of 2005 and, therefore, are not reported as a segment since in management’s opinion; they do not utilize the results of LBI Inc’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible assets

Intangible assets consist primarily of goodwill and intellectual property. Effective January 1, 2004 in accordance with SFAS 142. “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill and the intellectual property are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of 3-17 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The company has selected July 1, as the annual date to test these assets for impairment. The unamortized balance of goodwill as of March 31, 2005 is $483,000. The unamortized balance of the intellectual property as of March 31, 2005 was approximately $2,307,572.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There has been no impairment losses recorded.

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

Acquisition

In July 2004, the Company acquired 100% of the outstanding stock of LBI, Inc. (LBI) in exchange for $130,000 in cash and 100,000 shares of common A stock. Based upon the current trading value of the outstanding stock, the total purchase price was $483,000. LBI is a marketing company providing the brokerage of various insurance products for employees for commission income to various large international corporations. LBI is a service company and had no material assets or liabilities at the date of acquisition and the entire purchase price has bee recorded as Goodwill. The principals of LBI have a long history of successful business activity and relationships with customers. It is anticipated that the activity of LBI will produce significant revenues and operating income for the Company as well as provide additional customers for its main service offerings.

Intellectual Property

In December 2004, the Company acquired 100% of the rights to a number of patents and technology known as the PhotoScreener (Screener). The PhotoScreener technology and related patents enable the owner to manufacture devices that can quickly scan individual eyes to discover medical abnormalities to be referred for treatment. The Screener can be used for preverbal infants as young as six months up to adults and has been effective in revealing early stage eye abnormalities that can be treated effectively. The technology is an integral part of the overall service offerings of the company and will provide opportunity for expanding into other licensing and sale of the Screeners in the future. The Company purchased the technology for 937,500 shares of common A stock valued at approximately $2,307,572. The Company has obtained an independent valuation of the technology in excess of the purchase price. The PhotoScreener is being amortized over a period of twenty years beginning in January 2005.

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

Revenues from memberships are recognized over the life of the memberships which generally are one year from the month after a member signs up for the program. However, the Company also sells smaller amounts of two and three year memberships which are amortized over their respective periods. The Company recognizes income from the sale of memberships on a wholesale basis over the life of the contract (where applicable) or on a month to month basis as plan sponsors report usage of memberships. The Company also receives orders by telephone and uses a fulfillment center to complete the sale.  Those revenues are recognized when the product is shipped and paid for by the customer.  Revenues from commissions are immaterial in amount.

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

Accounts Receivable

Accounts receivable, net, are stated at estimated net realizable value. Accounts receivable are mostly comprised of balances due from memberships and product endorsements, net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

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

NOTE 3 - DUE TO STOCKHOLDERS/OFFICERS

As of March 31, 2005, due to stockholders/officers included the deferred compensation of $545,698.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for uncollectibles of $50,000 was $41,453 as of March 31, 2005.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

As of March 31, 2005, Property and equipment, net of accumulated depreciation of $71,751, was $31,287.

NOTE 6 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of March 31, 2005:

Notes payable to investors and shareholders; bearing
interest ranging from 5.75% through 12% per annum;
due through December 2004; currently in default.	$687,500

Promissory note payable to shareholder investor;
bearing 1.53% interest per annum through June 2004,
increasing to 15% thereafter; currently in default.	114,950

Total notes and loans payable	802,450

As of March 31, 2005, all notes and loans payable were classified as current maturities.

NOTE 7 - CONVERTIBLE DEBENTURES

During 2004, the Company entered into a debt agreement to issue up to $400,000 convertible debentures. The debentures are immediately convertible into common stock of the Company, together with 7% interest, which is payable in either cash or freely traded common stock, at the option of the Company. The conversion price is the lesser of (a) 120% of the closing bid on the closing day, or (b) 75% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date. As of March 31, 2005, the balance of the convertible debentures was $370,000.

In March 2005, an agreement was signed whereby Divine Capital would raise up to $1million of three-year, six percent convertible debentures. In March, 2005 the Company received an initial investment of $305,000 from that financing arrangement. The debentures are convertible into shares of the Company’s A common stock at a conversion price equal to 75% of the lowest closing bid price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures. The debentures mature on the third anniversary date of the final closing. The Company has agreed to file a registration statement to cover the resale of the shares issuable upon the conversion of the debentures. The debentures will be issued to less than thirty five accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

NOTE 8 - PREFERRED STOCK

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

NOTE 9 - COMMON STOCK

In 2004, the Company received approval from its shareholders, to increase its authorized shares from fifty million shares to one hundred twenty million shares, consisting of eighty million shares of Class A common stock, twenty million shares of Class B common stock and twenty million shares of its preferred stock. On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes per share.

In January 2005, Amacore Group raised $37,000 from the sale of 840,000 shares of class B common stock.

NOTE 10 - WARRANTS

During the first quarter ending March 31, 2005, the Company issued warrants to purchase 200,000 shares of Class A common stock.  At March 31, 2005 there were 2,647,090 warrants to purchase Class A common stock outstanding.

NOTE 11 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at March 31, 2005.

The following sets for the computation of basic and diluted net earnings (loss) per common share for the three months ended March 31, 2005 and 2004:

	2005	2004
Numerator:
Net income (loss) available to common stockholders	$(1,214,553)	$(20,730,699)

Denominator:
Weighted average basic share outstanding	24,253,863	12,860,084
Stock options
Warrants
Convertible note

Weighted average fully diluted shares outstanding	24,253,863	12,860,084
Net earnings per common share - basic and diluted	$(0.05)	$(1.61)

During the period presented, common stock equivalents were not considered as their effect would be anti-dilutive.

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and other current liabilities approximates fair value because of their short maturity.  The carrying amount of notes payable approximates fair value based on stated interest rates, shares and warrants being approximate to current market interest rates.

NOTE 13 - LITIGATION AND CONTINGENCIES

At March 31, 2005, the Company was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

NOTE 14 - SUBSEQUENT EVENTS

The Company has filed a lawsuit against one of its significant customers (a wholesaler) to enforce its rights to audit the books and records of the wholesaler with the expectation that additional revenues are due to the Company and have not been remitted to date. Management believes its audit rights will be sustained and ultimately result in a determination that a significant sum is due the Company. The Company also contacted a second wholesaler, who determined that due to system problems, the wholesaler does owe the Company a substantial amount of enrollment fees for prior years. The Company expects to receive the fees in 2005, but has not recorded the receivable due to the uncertainty of estimation and payment.

As discussed in Note 7, Convertible Notes, the Company signed an agreement with Divine Capital in March 2005. In April 2005 the Company received an additional $50,000 investment through this financial arrangement.

During the second quarter of 2005, the Company has issued $75,000 of one-year, ten percent promissory notes to three accredited investors, who immediately converted the notes into 480,393 shares of the Company’s class A common stock. During the second quarter, the Company also issued 74,075 shares of its class A common stock for consulting services.

THE AMACORE GROUP, INC.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

We made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company.  Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements.  Similarly, statements that describes future plans, objectives, or goals also are forward-looking statements.  These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, reliance should not be placed on these forward-looking statements. Amacore Group undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Introductory Overview

Amacore Group originally began selling memberships in its discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmologic (Eye M.D.) panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans of the benefits of including such a plan in their products. Amacore Group sold the plan on a retail only basis for many years proving that the general public did desire to have a vision plan with medical coverage before it was determined that it was time to change its emphasis to marketing its plan to other marketers of health benefit plans (“wholesalers”). Marketing programs on a retail basis requires a broad national marketing staff which Amacore Group was not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis. During the transition period, Amacore Group has continued to market the plan on a retail basis but with less emphasis and has devoted most of its time to developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision (without a vision medical component), and prescription drugs. Amacore Group has numerous wholesale contracts in place but these contracts have not produced a substantial amount of revenue as quickly as anticipated by management. This, combined with reduced retail revenue, have caused revenues to suffer. Amacore Group continues to place its emphasis on marketing its plan to wholesalers and believes it now has contracts that are either in place or near completion of negotiations for new contracts, which will generate a much higher level of revenue for 2005 and subsequent years.

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

RESULTS OF OPERATIONS

Revenue:

For the quarter ended March 31, 2005, Amacore Group’s gross income of $88,461 was approximately $51,000 more than Amacore Group’s gross income recorded in the same timeframe in 2004 of $37,246. This increase in revenue, derived from the sales of memberships, resulted from Amacore Group shifting its emphasis, as discussed above, from retail marketing of memberships to the wholesale marketing of its memberships and to the development of a more diversified and expanded wholesale customer base; one which will include Amacore Group’s program as a premium benefit under the wholesale customer’s label. Approximately $27,000 of the increase was attributable to the recognition of revenues received in late 2004 from a wholesale customer but partially earned during the first quarter of 2005.

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

Selling, General and Administrative Expenses (SG&A):

 Amacore Group’s SG&A expenses for the quarter ending March 31, 2005 of $1,275,674 decreased by approximately $19,098,000 from the same quarter in 2004.  Comparison of the more significant components of SG&A expenses follows:

	Three Months Ended March 31
	2005	2004	Increase (Decrease)

Depreciation	$1,877	$370	$1,507
Amortization of intellectual property	28,845	--	28,845
Payroll & Related Expenses	252,317	276,439	(24,122)
Business Travel/Trade Shows	37,464	72,408	(34,944)
Insurance	50,090	29,893	20,197
Professional/Consulting Fees	757,457	19,862,610	(19,105,153)
Rent	32,378	29,637	2,741
All Other SG&A expenses	115,246	102,778	12,468

Total	$1,275,674	$20,374,135	$(19,098,461)

Salaries and related expenses for the quarter ended March 31, 2005 declined about $24,000 to $252,317, primarily because the Company had fewer employees in the first quarter of 2005 as compared to the same period in 2004.

Insurance expense of $50,090 was approximately $20,000 more than the first quarter of 2004 because of increased rates and more employees being covered by the medical plan.

Professional/consulting fees of $757,457 were approximately $19,105,000 less than the same period in 2004. In the first quarter of 2004, Amacore Group issued stock and/or warrants to consultants and the resultant non-cash charge to expense was $19,641,000 as compared to a non-cash charge in the first quarter of 2005 for shares/warrants issued to consultants of $590,000. The Company also incurred a non-cash charge to legal expenses in the first quarter of 2004 of approximately $47,000 because of stock/warrants being issued to attorneys.

Other expenses for the current period increased nearly $12,000 to $115,246 mainly because of the expenses Amacore Group incurred with its private placement financings.

Interest Expense:

Interest expense for the first quarter of 2005 of $27,341 decreased by approximately $366,000 from the same period of 2004. In early 2004 Amacore Group issued shares of common stock in lieu of cash and issued warrants with promissory notes which resulted in a non-cash charge to interest expense of nearly $360,000. In addition, during the first quarter of 2004, many of Amacore Group’s accredited investors converted their promissory notes into common stock, which assisted Amacore Group in reducing its interest expense, as well as its debt.

Depreciation Expense:

Depreciation expense, which is computed on a straight-line method over the assets’ estimated lives, increased by $1,507 over the same period in 2004, because Amacore Group purchased some computers late in 2004.

Amortization Expense:

Amortization of the PhotoScreener (intellectual property) was $28,845 for the first quarter of 2005, which was the first period that any amortization was recorded.

Loans to Stockholders and Officers:

As of March 31, 2005, there were no loans or advances to officers.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares Amacore Group’s cash flows for the quarters ended March 31, 2005 and 2004:

	2005	2004
Net cash used by operating activities	$(567,506)	$(646,065)
Net cash used by investing activities	350	(2,959)
Net cash provided by financing activities	728,000	669,025

Net increase or (decrease) in cash	$160,843	$20,001

From time to time, we experience cash flow shortages due to current demands of our market development and enhancement program and lack of capital resources. We have funded Amacore Group’s operations through the issuance of short-term and long-term notes payable, amounting to $697,000 during the first quarter of 2005. Nearly all of the short-term notes, $385,000, issued during the first quarter of 2005 have been converted to Class A common shares. In addition, during the first quarter of 2005, the Company received an initial investment of $305,000 through a financing arrangement with Divine Capital, and an additional $50,000 investment has been received during the second quarter. The financing agreement was signed in March 2005 whereby Divine Capital would raise up to $1 million of three-year, six percent, convertible debentures. The debentures are convertible into class A common stock at a conversion price equal to 75% of the lowest closing price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures. The debentures will be issued to less than thirty-five accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D promulgated under the Securities and Exchange Act of 1933, as amended.

In January 2005, Amacore Group sold 840,000 shares of its class B common stock for $37,000.

During the first quarter of 2005, the Company issued $385,000 of one-year, ten percent promissory notes to eight accredited investors. The investors immediately converted the promissory notes into 1,069,999 shares of the Company’s class A common stock.

The Company has filed a lawsuit against one of its significant customers (a wholesaler) to enforce its rights to audit the books and records of the wholesaler with the expectation that additional revenues are due to the Company and have not been remitted to date. Management believes its audit rights will be sustained and ultimately result in a determination that a significant sum is due the Company. The Company also contacted a second wholesaler, who determined that due to system problems, the wholesaler does owe the Company a substantial amount of enrollment fees for prior years. The Company expects to receive the fees in 2005.

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

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of March 31, 2005 or as of the date of this report.

SUBSEQUENT EVENTS

During the second quarter of 2005, the Company has issued $75,000 of one-year, ten percent promissory notes to three accredited investors, who immediately converted the notes into 480,393 shares of the Company’s class A common stock. During the second quarter, the Company also issued 74,075 shares of its class A common stock for consulting services.

As discussed above, in March 2005 the Company entered into an arrangement with Divine Capital whereby Divine would raise up to $1 million of convertible debentures. In April 2005, the Company received an investment of $50,000 through this arrangement, bringing the total amount of capital raised by Divine Capital to $355,000.

PART II:   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits Filed:	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:	Current Report on Form 8-K dated March 29, 2005, for the purpose of reporting a financing arrangement with Divine Capital to raise up to $1 million of six percent convertible debentures.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMACORE GROUP, INC.

Date: May 16, 2005	By:	/s/ James L. Koenig
James L. Koenig Acting Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002