Form 10KSB/A
period 2004-12-31
AMACORE GROUP, INC.
filed 2005-06-28
CIK 949394

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

Class A common stock, $.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑      No      ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       ☐

Revenues for the issuer's most recent fiscal year were $163,279.

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

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

PART I
Items 1 and 2 Description of Business and Properties

In April 2005, Eye Care International, Inc. changed its name to The Amacore Group, Inc. The Amacore Group, Inc., a Delaware corporation, incorporated on May 31, 1994 (hereinafter referred to as, “The Amacore Group,”“Amacore Group”, “we” or “us”). Amacore Group’s executive offices are located at 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607.  Our telephone number is (813) 289-5552.  These facilities are leased and consist of approximately 4,400 square feet.  Our lease expires on June 30, 2006.  Rent expense associated with these premises and charged to operations for the twelve month period ending December 31, 2004 was $124,468.

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

Selling, General and Administrative Expenses (SG&A):

 Amacore Group’s SG&A expenses of $36,797,005 increased by approximately $34,144,000 over the prior year.  Comparison of the more significant components of SG&A expenses follows:

	2004	2003	Increase (Decrease)

Payroll & related Expenses	$3,560,036	$1,232,640	$2,327,396
Business Travel/Trade Shows	332,886	220,541	112,345
Insurance	129,607	127,938	1,669
Professional/consulting Fees	31,593,586	489,993	31,103,593
Marketing expense	483,000	-	483,000
Rent	124,468	117,677	6,791
All other SG&A expenses	573,422	464,143	109,279

Total	$36,797,005	$2,652,932	$34,144,073

In 2004 Amacore Group issued 825,000 shares of common stock to its officers. The fair market value of these shares of approximately $2,344,000 was expensed to payroll expense and accounts for slightly more than the increase over the year 2003.

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

Marketing expense increased $483,000 due to the Company charging the investment in LBI to marketing expense in 2004.

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

Other Income/(Expense) - Forgiveness of Debt

Amacore Group negotiated a settlement with a sales consultant in 2003 which resulted in the consultant forgiving Amacore Group of $112,000 in consideration of Amacore Group agreeing to pay the consultant a 20% commissions on all vision membership sales made by specific wholesale/agents. To date, sales through these wholesalers/agents have not commenced.

Loans to Stockholders and Officers:

As of December 31, 2004, there were no loans or advances to officers.

In 2003 Amacore Group entered into an agreement with Clark Marcus, its Chief Executive Officer, and James Koenig, it Chief Financial Officer, for the forgiveness of indebtedness owed by Amacore Group for deferred compensation (earned in accordance with their respective employment contracts, but unpaid) at December 31, 2002 of $424,985 and $511,654, respectively. Mr. Marcus and Mr. Koenig forgave Amacore Group of the deferred compensation in consideration of Amacore Group forgiving them of $274,984 and $8,000, respectively, owed by them to Amacore Group for loans and advances that had been made to them by Amacore Group over several years up through the year 2002. Amacore Group also agreed to reimburse them for their tax liability that may arise as a result of the forgiveness of their debt. Such reimbursement has not yet occurred. Any remaining amounts were eliminated by the officers’ absorbing certain expenses they incurred on behalf of Amacore Group.

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

The acquisition of LBI Brokerage was completed in July 2004. Pursuant to the terms of the agreement, Amacore Group acquired 100% of all the issued and outstanding capital stock of LBI in exchange for 100,000 shares of Class A common stock and a $130,000 promissory note due June 30, 2009. LBI is a managing general agency and general agency for group health and group life insurance products. LBI’s distribution network includes general agents, third party administrators, and in some states, direct small and large group brokers. LBI’s core business is derived from its appointment as a managing general agency by Transamerica’s Worksite Marketing Division. LBI distributes Transamerica’s entire worksite product through general agencies, third party administrators and small and large group producers. LBI’s business is synergistic with Amacore Group’s business as a discount vision program and Amacore Group expects LBI to be accretive to net income beginning in 2005.  The investment in LBI was charged to marketing expense.

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

/s/Brimmer, Burek & Keelan LLP
Brimmer, Burek & Keelan LLP
Certified Public Accountants
Tampa, Florida

April 26, 2005

THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	2004	2003
Current assets
Cash	$7,408	$1,426
Accounts receivable (net of $50,000 and $13,500 allowance for doubtful accounts in 2004 and 2003, respectively)	50,184	55,455
Non-trade receivables and employee receivables	46,050	-
Prepaid expenses and deposits	132,334	10,557

Total current assets	235,976	67,438

Fixed assets (net of accumulated depreciation)	33,514	6,587
Intellectual property	2,307,572	-

Total assets	$2,577,062	$74,025

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$788,745	$767,199
Loans and notes payable	801,950	3,093,140
Accrued expenses and payroll taxes	266,029	433,958
Deferred compensation - related party	582,720	487,809
Deferred revenue	32,945	32,303
Total current liabilities	2,472,389	4,814,409

Long Term Liabilities
Convertible debenture	370,000	--
Deferred Revenue	154,044	37,917

Total liabilities	2,996,433	4,852,326

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 and 380 shares issued and outstanding respectively (aggregate liquidation value: $155,000 and $380,000)	-	-
Series B 6% cumulative convertible preferred stock; authorized, issued and outstanding: -0- shares (aggregate liquidation value: $-0-)	-	-
Series C, mandatory convertible stock, 86 shares authorized; 86 shares and 0 shares issued and outstanding respectively (aggregate liquidation value: $860,000 and $0).	-	-
Common stock A ($.001 par value; 80,000,000 shares authorized; 23,174,173 and 3,062,722 shares issued and outstanding, respectively)	23,170	3,062
Common stock B ($.001 par value; 20,000,000 shares authorized; 4,462,802 shares and 255,540 shares issued and outstanding, respectively.)	4,463	255
Additional paid-in capital	53,392,671	10,095,123
Accumulated deficit	(53,839,675)	(14,876,630)

Total stockholders’ equity (deficit)	(419,371)	(4,778,301)

Total liabilities and stockholders’ equity (deficit)	$2,577,062	$74,025

See notes to financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2004 and 2003

	2004	2003
REVENUES
Membership fees	$163,279	$181,392

OPERATING EXPENSES
Depreciation	3,252	4,940
Rent	124,468	117,677
Consulting expense	31,217,164	347,225
Payroll expense	3,560,036	1,232,640
Professional expense	376,422	142,768
Insurance expense	129,608	127,938
Travel and entertainment	287,274	219,941
Marketing Expense	483,000	-
Contract labor	46,931	31,910
Bad debt expense	106,185	71,947
Office expense	70,839	20,036
Relocation expense	43,696	-
Telephone	43,219	34,225
Trade shows	45,612	600
Selling, general and administrative expenses	259,299	301,085

Total expenses	36,797,005	2,652,932

Operating loss from operations before other income and expense	(36,633,726)	(2,471,540)

OTHER INCOME (EXPENSE)
Interest expense	(1,712,992)	(364,511)
Settlement expense	(14,327)	-
Forgiveness of debt	-	114,274
Product endorsement fees	-	250,000

Total other income (expense)	(1,727,319)	(237)

Net loss	(38,361,045)	(2,471,777)

Preferred stock dividend	-	7,446

Net loss available to common stockholders	$(38,361,045)	$2,479,223

Basic and diluted loss per share	$(1.86)	$(0.87)

Basic and diluted weighted average number of common shares outstanding	20,608,587	2,858,330

See notes to financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For The Years ended December 31, 2004 and 2003

	Preferred Stock						Common Stock
	Series A		Series B		Series C		Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Deficit	Total
Balance - December 31, 2002	745	$1	685,715	$686			2,416,720	$2,418	255,540	$255	$9,099,544	$(12,397,408)	$(3,294,504)

Conversion of Preferred stock to Common	(65)	(1)					130,000	130			(130)		(1)
Reverse Stock Split							(104,000)	(104)			104		-
Redemption of Preferred for Debt	(300)	-	(685,715)	(686)							(599,314)		(600,000)

Common Stock Issued for Cash							50,000	50			24,950		25,000
Common Stock Issued for Interest							112,000	112			45,873		45,985
Conversion of Debt for common							21,500	22			59,749		59,771
Common Stock Issued for Accts Payable							4,000	4			1,996		2,000
Common Stock Issued for Services							200,000	200			128,550		128,750
Preferred Stock Dividend												(7,445)	(7,445)
Warrants Issued with Debt											398,876		398,876
Foregiveness of Deferred Compensation											928,639		938,639
Net (Loss)												(2,471,777)	(2,471,777)

Balance - December 31, 2003	380	-	-	--			3,060,720	3,062	255,540	255	10,095,012	(14,876,630)	(4,778,301)

Conversion of Preferred Stock to Common	(225)	--					90,000	90			90		180
Conversion of Common B to Common A							130,080	130	(130,080)	(130)			--
Common Stock issued for interest							370,000	370			1,211,430		1,211,800
Conversion of Debt and Accrued Interest to Common							8,841,351	8,841	249,204	249	4,704,658		4,713,748
Common Stock issued for debt							10,000	10			4,990		5,000
Common Stock issued for services							4,974,522	4,970	2,850,000	2,851	17,404,588		17,412,409
Common Shares issued for assets							1,037,500	1,037			2,648,858		2,649,895
Warrants issued with debt											310,218		310,218
Exercise of Warrants							4,660,000	4,660	1,238,138	1,238	241,484		247,382
Warrants issued for services											15,758,795		15,758,795
Amortization of preferred stock discount											602,000	(602,000)	--
Sale of Stock					86						602,000		602,000
Amortization of debt discount											(191,452)		(191,452)
Net Loss												(38,361,045)	(38,361,045)

Balance - December 31, 2004	155	$0	0	$0	86	$0	23,174,173	$23,170	4,462,802	$4,463	$53,392,671	$(53,839,675)	$(419,371)

 See notes to financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004 and 2003

	2004	2003
Cash flow from operating activities
Net loss	$(38,361,045)	$(2,471,777)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Issuances of shares and warrants for services and interest	34,412,404	332,039
Depreciation	3,252	4,940
Common stock issued for settlement		2,000
LBI investment charged to marketing expense	483,000	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	5,271	(27,735)
(Increase) decrease in prepaid expenses	(121,777)	(10,557)
(Increase) decrease in other current assets	84,958	328,341
Increase (decrease) in accounts payable and accrued expenses	117,006	164,832
Net change in debt discount	241,310	222,016
Increase (decrease) in deferred compensation	94,912	388,437
Increase (decrease) in deferred revenue	116,868	(35,545)

Net cash provided (used) by operating activities	(2,923,841)	(1,103,009)

Cash flow from investing activities
(Advances to) payments from stockholders/officers	--	24,324
Purchases of property and equipment	(30,151)	(7,391)
Investment in intangibles	(140,750)
Net cash provided (used) by investing activities	(170,901)	16,933

Cash flow from financing activities
Proceeds from sales of common stock	602,000	25,000
Proceeds from short term borrowings loans and notes payable	3,027,342	978,000
Proceeds from exercise of warrants	247,764	6,405
Payments on long term notes	(550,000)
Payments on convertible notes	(226,382)
Net cash provided by financing activities	3,100,724	1,009,405

Increase (decrease) in cash	5,982	(76,671)

Beginning cash and cash equivalents	1,426	78,097

Ending cash and cash equivalents	$7,408	$1,426

Supplemental disclosures Interest paid	$10,500	$203,439
Common stock issued for settlement		$$2,000
Common stock and warrants issued for interest and services	$34,412,404	$332,039
Preferred stock redeemed for debt	$--	$654,950
Taxes paid	$--	$-
Common stock issued for intangibles	2,649,895

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

Intangible assets

Intangible assets consist primarily of intellectual property. Effective January 1, 2004 in accordance with SFAS 142. “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill is not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of 3-17 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The company has selected July 1, as the annual date to test these assets for impairment. The unamortized balance of the intellectual property as of December 31, 2004 was approximately $2,307,572. Based on the analysis of all relevant information at December 31, 2004, no impairment was required to be recorded.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There has been no impairment losses recorded for the years 2004 and 2003.  The cost of acquiring LBI has been expensed as marketing expense since the nature of LBI's assets and activities did not warrant recording as goodwill.

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

Acquisition

In July 2004, the Company acquired 100% of the outstanding stock of LBI, Inc. (LBI) in exchange for $130,000 in cash and 100,000 shares of common A stock. Based upon the current trading value of the outstanding stock, the total purchase price was $483,000. LBI is a managing general agency providing the brokerage of various insurance products for employees for commission income to various large international corporations. LBI is a service company and had no material assets or liabilities at the date of acquisition and the entire purchase price has been recorded as Goodwill. The principals of LBI have a long history of successful business activity and relationships with customers. It is anticipated that the activity of LBI will produce significant revenues and operating income for the Company as well as provide additional customers for its main service offerings.  The investment in LBI, in 2004, was charged to marketing expense.

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

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warrants Issued for Debt

During 2003, the Company issued 1,393,506 detachable warrants to purchase Common A stock, to 2003 debt holders in connection with their loans to the Company in the amount of $978,000.  The warrants have a term of five years from date of issue and are immediately exercisable by the warrant holders.  In accordance with EITF 00-27, the warrants issued to 2003 debt holders were valued utilizing the Black-Scholes formula with a volatility factor of 255% and a tax free interest rated of 4.85%. Based upon that valuation, a debt discount was so determined and is being amortized as interest expense over the life of the debt.  The amount of discount determined as pertaining to the warrants is $398,876 and the amount amortized to interest expense for 2004 and 2003 was $241,310 and $157,566 respectively.

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

NOTE 4 - DUE TO STOCKHOLDERS/OFFICERS

As of December 31, 2004, due to stockholders/officers included the following:

	2004	2003

Deferred compensation	$606,874	$487,809

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	2004	2003

Accounts receivable	$100,184	$68,955
Less allowance for uncollectible accounts	(50,000)	(13,500)

Total	$50,184	$55,455

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

OmniFirst Capital was instrumental in locating and assisting in the 2004 acquisition of LBI Brokerage, which has already added revenues for the Company; for providing access to Flagship, the healthcare arm of MBNA and the Company is in well advanced stages of contract negotiation to provide the vision benefit to it members, and was instrumental in introducing the Company to certain clients which may produce substantial revenues for the Company. Further contributing factors to the value of LBI Brokerage include it’s managements extensive background in the insurance industry and it being appointed as Managing General Agent (MGA) by Transamerica’s Worksite Marketing Division. LBI Brokerage distributes Transamerica’s entire worksite product through General Agencies, Third Party Administrators and small and large group producers.

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

The following sets for the computation of basic and diluted net earnings (loss) per common share:

	2004	2003
Numerator:
Net income (loss)	$(38,361,045)	$(2,471,777)
Less preferred stock dividend	-	(7,446)

Net income (loss) available to common stockholders	(38,361,045)	$(2,479,223)

Denominator:
Weighted average basic share outstanding	$20,608,587	$2,858,330
Stock options
Warrants
Convertible note

Weighted average fully diluted shares outstanding	20,608,587	$2,858,330
Net earnings per common share - basic and diluted	$(1.86)	$(0.87)

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

NOTE 17 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained operating losses in recent years.  Further for the year ended December 31, 2004, the Company had negative working capital of approximately $2,260,567, a net loss of approximately $37,902,199 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $52,452,190.  Although these factors raise substantial doubt about the ability of the Company to continue as a going concern the Company has taken several actions to ensure that the Company will continue as a going concern through December 31, 2005.  The Company has obtained additional financing from Divine Capital and convertible notes totaling approximately $685,000 (see note 19).

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

Dated:    June 27, 2005

AMACORE GROUP INTERNATIONAL INC.

By: /s/ Clark A. Marcus President and Chief Executive officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on June 27, 2005 in the capacities indicated.

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