Form 10QSB/A
period 2005-03-31
AMACORE GROUP, INC.
filed 2005-06-28
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

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
	(b) REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1.
THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31	Dec. 31
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash	$168,251	$7,408
Accounts receivable (net of $50,000 allowance for doubtful accounts)	41,453	50,184
Non-trade receivables and employee receivables	25,818	46,050
Prepaid expenses and deposits	76,450	132,334

Total current assets	311,972	235,976

Fixed assets (net of accumulated depreciation)	31,287	33,514
Intellectual property (net of accumulation amortization)	2,278,727	2,307,572

Total assets	$2,621,986	$2,577,062

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$773,977	$788,745
Loans and notes payable	802,450	801,950
Accrued expenses and payroll taxes	291,722	266,029
Deferred compensation - related party	545,698	582,720
Deferred revenue	29,414	32,945
Total current liabilities	2,443,261	2,472,389

Long Term Liabilities
Convertible debenture	675,000	370,000
Deferred Revenue	125,340	154,044

Total liabilities	3,243,601	2,996,433

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 and 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000,)	-	-
Series C, mandatory convertible stock, 86 shares authorized; 86 shares issued and outstanding. (aggregate liquidation value: $860,000)	-	-
Common stock A ($.001 par value; 80,000,000 shares authorized; 25,306,660 and 22,832,670 shares issued and outstanding, respectively.)	25,494	23,170
Common stock B ($.001 par value; 20,000,000 shares authorized; 5,302,802 shares and 4,462,802 shares issued and outstanding, respectively.)	5,303	4,463
Additional paid-in capital	54,401,814	53,392,671
Accumulated deficit	(55,054,226)	(53,839,675)

Total stockholders’ equity (deficit)	(621,615)	(419,371)

Total liabilities and stockholders’ equity (deficit)	$2,621,986	$2,577,062

See Notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended March 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
REVENUES
Membership fees	$88,461	$37,246

OPERATING EXPENSES
Depreciation	1,877	370
Amortization of Intellectual property	28,845
Rent	32,378	29,637
Consulting expense	715,543	19,757,896
Payroll expense	252,317	276,439
Professional expense	41,914	104,714
Insurance expense	50,090	29,893
Travel and entertainment	32,631	72,408
Contract labor	16,865	9,603
Office expense	16,497	25,310
Telephone	14,201	13,863
Trade shows	4,833	--
Selling, general and administrative expenses	67,683	54,002
Total expenses	1,275,674	20,374,135

Operating loss from operations before other income and expense	(1,187,213)	(20,336,889)

OTHER INCOME (EXPENSE)
Interest expense	(27,340)	(398,810)
Total other income (expense)	(27,340)	(393,810)

Net loss available to common stockholders	$(1,214,553)	$(20,730,699)

Basic and diluted loss per share	$(0.05)	$(1.61)

Basic and diluted weighted average number of common shares outstanding	24,253,863	12,860,084

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

Intangible assets

Intangible assets consist primarily of intellectual property. Effective January 1, 2004 in accordance with SFAS 142. “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill is not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of 3-17 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The company has selected July 1, as the annual date to test these assets for impairment. The unamortized balance of the intellectual property as of March 31, 2005 was approximately $2,278,727.

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

Acquisition

In July 2004, the Company acquired 100% of the outstanding stock of LBI, Inc. (LBI) in exchange for $130,000 in cash and 100,000 shares of common A stock. Based upon the current trading value of the outstanding stock, the total purchase price was $483,000. LBI is a marketing company providing the brokerage of various insurance products for employees for commission income to various large international corporations. LBI is a service company and had no material assets or liabilities at the date of acquisition and the entire purchase price was charged to marketing expense in 2004. The principals of LBI have a long history of successful business activity and relationships with customers. It is anticipated that the activity of LBI will produce significant revenues and operating income for the Company as well as provide additional customers for its main service offerings.

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

NOTE 15 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained operating losses in recent years.  Further for the year ended December 31, 2004, the Company had negative working capital of approximately $2,260,567, a net loss of approximately $37,902,199 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $52,452,190.  Although these factors raise substantial doubt about the ability of the Company to continue as a going concern the Company has taken several actions to ensure that the Company will continue as a going concern through December 31, 2005. The Company has obtained additional financing from Divine Capital and from convertible notes totaling approximately $685,000 (see note 19).

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

THE AMACORE GROUP, INC.

Date: June 27, 2005	By:	/s/ James L. Koenig
James L. Koenig Acting Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002