Form 10QSB
period 2005-06-30
AMACORE GROUP, INC.
filed 2005-08-19
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

/X/     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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

Yes ☒ No  ☐

As of August 15, 2005, the issuer had outstanding 33,622,584 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

Index

THE AMACORE GROUP, INC.

FORM 10-QSB

Index

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
THE AMACORE GROUP, INC.
CONSOLIDATED BALANCESHEETS

	June 30	Dec. 31
	2005	2004
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$31,542	$7,408
Accounts receivable (net of $50,000 allowance for doubtful accounts)	25,033	50,184
Non-trade receivables and employee receivables	36,252	46,050
Prepaid expenses and deposits	18,750	132,334

Total current assets	111,577	235,976

Fixed assets (net of accumulated depreciation)	29,377	33,514
Intellectual property (net of accumulation amortization)	2,249,935	2,307,572

Total assets	$2,390,889	$2,577,062

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$827,807	$788,745
Loans and notes payable	801,450	801,950
Accrued expenses and payroll taxes	339,252	266,029
Deferred compensation - related party	623,824	582,720
Deferred revenue	75,906	32,945
Total current liabilities	2,668,239	2,472,389

Long Term Liabilities
Convertible debenture	718,500	370,000
Deferred Revenue	41,101	154,044
Total liabilities	3,427,840	2,996,433

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 and 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000,)	-	-
Series C, mandatory convertible stock, 86 shares authorized; 86 shares issued and outstanding. (aggregate liquidation value: $860,000)	-	-
Common stock A ($.001 par value; 80,000,000 shares authorized; 28,319,780 and 23,174,173 shares issued and outstanding, respectively.)	28,320	23,170
Common stock B ($.001 par value; 20,000,000 shares authorized; 5,302,802 shares and 4,462,802 shares issued and outstanding, respectively.)	5,303	4,463
Additional paid-in capital	55,336,757	53,712,455
Accumulated deficit	(56,407,331)	(54,159,459)
Total stockholders’ equity (deficit)	(1,036,951)	(419,371)

Total liabilities and stockholders’ equity (deficit)	$2,390,889	$2,577,062

See Notes to consolidated financial statements

Index

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Membership fees	$110,294	$42,577	$198,755	$79,823

OPERATING EXPENSES
Depreciation	1,910	537	3,787	907
Amortization of Intellectual property	28,845		57,690
Rent	30,592	32,561	62,970	62,199
Consulting expense	142,761	8,606,641	873,554	28,364,537
Payroll expense	498,447	2,539,719	750,764	2,816,159
Professional expense	110,083	62,702	183,844	167,415
Insurance expense	35,006	37,598	70,799	67,490
Travel and entertainment	29,935	96,267	62,566	168,676
Contract labor	18,550	9,800	35,415	19,403
Bad debt expense	-	11,500	--	11,500
Office expense	5,324	36,693	21,821	76,146
Telephone	11,276	7,246	25,477	21,109
Trade shows	1,131	26,431	5,964	26,431
Selling, general and administrative expenses	67,136	66,999	134,819	106,857
Total expenses	980,996	11,534,694	2,289,470	31,908,829

Operating loss from operations before other income and expense	(870,702)	11,492,117	(2,090,715)	(31,829,006)

OTHER INCOME (EXPENSE)
Interest expense	(76,245)	(646,089)	(377,109)	(1,039,899)
Total other income (expense)	(76,245)	(646,089)	(377,109)	(1,039,899)

Net loss available to common stockholders	$(946,947)	$(12,138,206)	$(2,467,824)	$(32,868,905)

Basic and diluted loss per share	$(0.03)	$(0.63)	$(0.08)	$(2.04)

Basic and diluted weighted average number of common shares outstanding	31,480,642	19,390,500	30,127,011	16,125,308

See Notes to consolidated financial statements

Index

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(2,467,824)	$(32,868,905)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Discount on convertible debt	321,607	-
Issuances of shares and warrants for services and interest	780,584	27,074,716
Issuance of shares for conversion of debt and interest		4,256,183
Depreciation	3,787	879
Amortization of intellectual property	57,637
Increase in allowance for uncollectible accounts		11,500
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	25,151	(42,944)
(Increase) decrease in prepaid expenses	87,334	5,279
(Increase) decrease in other current assets	9,798
Increase (decrease) in accounts payable and accrued expenses	138,587	(40,699)
Increase (decrease) in deferred compensation	41,104	161,814
Increase (decrease) in stock subscriptions receivable		(34,816)
Increase (decrease) in deferred revenue	(69,981)	(9,562)

Net cash provided (used) by operating activities	(1,072,216)	(1,486,555)

Cash flow from investing activities
Purchases of property and equipment	350	(5,189)
Increase in loan receivable		(270,000)
Investment in intangibles	--
Net cash provided (used) by investing activities	350	(275,189)

Cash flow from financing activities
Proceeds from sales of common stock	37,500
Proceeds from sale of long-term debt	375,000
Proceeds from short term borrowings loans and notes payable	690,500	1,902,573
Proceeds from exercise of warrants	--	213,828
Payments on convertible notes	(7,000)
Net cash provided by financing activities	1,096,000	2,116,401

Increase (decrease) in cash	24,134	354,657

Beginning cash and cash equivalents	7,408	1,426

Ending cash and cash equivalents	$31,542	$356,083

Supplemental disclosures Interest paid	$--	$10,500
Discount on convertible debt	$321,607	--
Common stock and warrants issued for services	$780,584	$16,197,311
Taxes paid	$--	$--
Stock issued for consulting services		$8,594,905
Stock issued to related parties for services		$2,282,500
Stock issued for conversion of debt and interest		$4,256,183

See notes to consolidated financial statements

Index

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information has been prepared by The Amacore Group, Inc. (the Company) in accordance with accounting principals generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-QSB, and Item 310(b) of Regulation S-B, of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three-month period are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The December 2004 comparative balance sheet presented was derived from audited financial statements, but does not include all disclosures required with the audited annual statements. This financial information should therefore be read in conjunction with the financial statements and notes included with the Company’s Annual Report on Form 10-KSB/A#2 for the year ended December 31, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements as of and for the quarter and six months ended June 30, 2005 and 2004 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiary LBI, Inc. LBI, Inc was not acquired until July 2004. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The activities of LBI Inc. are immaterial for the first six months of 2005 and, therefore, are not reported as a segment since in management’s opinion; they do not utilize the results of LBI Inc’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible assets

Intangible assets consist primarily of intellectual property. Effective January 1, 2004 in accordance with SFAS 142. “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill is not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of 3-20 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected July 1, as the annual date to test these assets for impairment. The unamortized balance of the intellectual property as of June 30, 2005 was approximately $2,249,935.

Index

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

Acquisition

In July 2004, the Company acquired 100% of the outstanding stock of LBI, Inc. (LBI) in exchange for $130,000 in cash and 100,000 shares of common A stock. Based upon the current trading value of the outstanding stock, the total purchase price was $483,000. LBI is a marketing company providing the brokerage of various insurance products for employees for commission income to various large international corporations. LBI is a service company and had no material assets or liabilities at the date of acquisition and the entire purchase price had been charged to Goodwill. It was later determined that the lack of significant assets and historical income would not allow for the treatment of LBI as a business and, therefore, the acquisition was recorded as marketing expense in 2004. The principals of LBI have a long history of successful business activity and relationships with customers. It is anticipated that the activity of LBI will produce significant revenues and operating income for the Company as well as provide additional customers for its main service offerings.

Intellectual Property

In December 2004, the Company acquired 100% of the rights to a number of patents and technology known as the PhotoScreener (Screener). The PhotoScreener technology and related patents enable the owner to manufacture devices that can quickly scan individual eyes to discover medical abnormalities to be referred for treatment. The Screener can be used for preverbal infants as young as six months up to adults and has been effective in revealing early stage eye abnormalities that can be treated effectively. The technology is an integral part of the overall service offerings of the company and will provide opportunity for expanding into other licensing and sale of the Screeners in the future. The Company purchased the technology for an initial payment of 937,500 shares of common A stock valued at approximately $2,307,572. The remainder of the purchase price is contingent upon proving its marketability with a final payment due by October 2005 in the amount of 1,562,500 shares of common stock. The Company has the right to not make the final payment when due, and as a result, would forfeit all rights to the patent and technology. The Company has obtained an independent valuation of the technology in excess of the purchase price. The PhotoScreener is being amortized over a period of twenty years beginning in January 2005.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Index

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

Stock Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123 “Accounting for Stock-Based Compensation”. The provisions of SFAS 123 allow companies to either expense the estimated fair value of the stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provision of SFAS 123 to stock based employee compensation.

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss):
As reported	$(946,947)	$(12,138,206)	$(2,467,824)	$(32,868,905)
Compensation cost based on fair value method	$(237,170)	$--	$(237,170)	$--
Pro forma net income (loss)	$(1,184,117)	$(12,138,206)	$(2,704,994)	$(32,868,905)

Basic income (loss) per share:
As reported	$(0.03)	$(0.63)	$(0.08)	$(2.04)
Pro forma	$(0.04)	$(0.63)	$(0.09)	$(2.04)

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

Index

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

NOTE 3 - RESTATEMENTS

Forgiveness of accrued expenses

The Company ascertained additional information subsequent to issuing its financial statements for December 31, 2003 regarding the forgiveness of payroll liability in the amount of $928,639 to its principle officers. The forgiveness of the accrued liability for officers’ compensation was recorded as a forgiveness of debt income in the Statement of Operations. It was reclassified as a contribution to capital in the financial statements presented. Therefore, the financial statements for 2003 were restated to reflect that change by reducing income and increasing paid in capital for that amount.

Acquisition of LBI

The Company acquired the assets and customer goodwill of LBI in 2004 for $483,000 and originally recorded the acquisition as goodwill since there were no significant assets acquired. It was later determined that the lack of significant assets and historical income would not allow for the treatment of LBI as a business and, therefore, the acquisition was recorded as marketing expense. Therefore, the financial statements for 2004 were restated to reflect the change by increasing operating expense and reducing goodwill for that amount.

NOTE 4 - DUE TO STOCKHOLDERS/OFFICERS

As of June 30, 2005, due to stockholders/officers included the deferred compensation of $623,824.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for uncollectibles of $50,000 was $25,033 as of June 30, 2005.

Index

NOTE 6 - PROPERTY AND EQUIPMENT, NET

As of June 30, 2005, Property and equipment, net of accumulated depreciation of $73,690, was $29,377.

NOTE 7 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of June 30, 2005:

Promissory Notes payable to shareholder/investor; bearing 1.53% interest per annum through June 2004, increasing to 15% thereafter; currently in default.	$114,950

Notes payable to investors and shareholders; bearing interest ranging from 5.75% through 12% per annum; due through December 2004; currently in default.	$686,500

$801,450

During the first six months of 2005, the Company has issued $684,000 of one-year, ten percent promissory notes to accredited investors who immediately converted their investments into 3,381,887 shares of common stock at conversion rates between $0.1125 and $0.50 per share.

As of June 30, 2005, all notes and loans payable were classified as current maturities.

NOTE 8 - CONVERTIBLE DEBENTURES

During 2004, the Company entered into a debt agreement to issue up to $400,000 convertible debentures. The debentures are immediately convertible into common stock of the Company, together with 7% interest, which is payable in either cash or freely traded common stock, at the option of the Company. The conversion price is the lesser of (a) 120% of the closing bid on the closing day, or (b) 75% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date. As of June 30, 2005, $26,500 of the debentures had been converted into 224,443 shares of common stock at conversion rates between $0.1125 and $0.12. The balance of the convertible debentures, as of June 30, 2005, was $343,500.

Due to the beneficial convertible feature of the May Davis notes, the Company recorded a discount to the debt in the amount of $319,785 in accordance with EITF98-05, “Accounting for Convertible Securities With Beneficial Conversion Features of Contingency Adjustable Conversion Ratios”. Since the holder has the right of conversion at any time following the closing, the full discount was amortized to interest expense as of December 31, 2004.

In March 2005, an agreement was signed whereby Divine Capital would raise up to $1million of three-year, six percent convertible debentures. In March, 2005 the Company received an initial investment of $305,000 from that financing arrangement and an additional $70,000 during the second quarter of 2005. The debentures are convertible into shares of the Company’s A common stock at a conversion price equal to 75% of the lowest closing bid price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures. The debentures mature on the third anniversary date of the final closing. The Company agreed to, and has, filed a registration statement to cover the resale of the shares issuable upon the conversion of the debentures. The debentures will be issued to less than thirty five accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Due to the beneficial convertible feature of the Divine Capital notes, the Company recorded a discount to the debt in the amount of $321,607 in accordance with EITF98-05, “Accounting for Convertible Securities With Beneficial Conversion Features of Contingency Adjustable Conversion Ratios”. Per the terms of the agreement, the debentures are immediately convertible into common stock at any time following the closing date; therefore, the entire discount was amortized to interest expense as of June 30, 2005.

Index

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

NOTE 10 - COMMON STOCK

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

NOTE 11 - WARRANTS

During the first six months ending June 30, 2005, the Company issued warrants to purchase 1,500,000 shares of Class A common stock to employees and 850,000 warrants to board members.  The value of the warrants was determined to be $134,396 using the Black Scholes option pricing model with a volatility of 249%, a risk-free interest rate of 3.82%, an exercise price of $0.16 and an estimated four year life.  In addition, 240,000 warrants issued in prior years have expired. At June 30, 2005 there were 4,832,090 warrants to purchase Class A common stock outstanding.

NOTE 12 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at June 30, 2005.

Index

The following sets for the computation of basic and diluted net earnings (loss) per common share for the six months ended June 30, 2005 and 2004:

	2005	2004
Numerator:
Net income (loss) available to common stockholders	$(2,467,824)	$(32,868,905)

Denominator:
Weighted average basic share outstanding	30,127,011	16,125,308
Stock options
Warrants
Convertible note
Weighted average fully diluted shares outstanding	30,127,011	16,125,308
Net earnings per common share - basic and diluted	$(0.08)	$(2.04)

During the period presented, common stock equivalents were not considered as their effect would be anti-dilutive.

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and other current liabilities approximates fair value because of their short maturity.  The carrying amount of notes payable approximates fair value based on stated interest rates, shares and warrants being approximate to current market interest rates.

NOTE 14 - LITIGATION AND CONTINGENCIES

At June 30, 2005, the Company was involved in various lawsuits, claims or disputes arising in the normal course of business.  During the first half of 2005, the Company established a contingency reserve of approximately $31,000 for a legal matter in which the court ruled against the Company. The Company has appealed the case and believes, based upon discussions with its attorney, that the lower court decision will be reversed by the appellate court. The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

The Company filed a lawsuit against one of its significant customers (a wholesaler) to enforce its rights to audit the books and records of the wholesaler with the expectation that additional revenues are due to the Company and have not been remitted to date. The Company also contacted a second wholesaler, who determined that due to system problems, the wholesaler does owe the Company an unspecified amount of enrollment fees for prior years. The Company expects to receive the fees in 2005.

NOTE 15 - SUBSEQUENT EVENTS

As discussed in Note 8, Convertible Notes, the Company signed an agreement with Divine Capital in March 2005. During the third quarter of 2005 the Company has received an additional $25,000 investment through this financial arrangement.

During the third quarter of 2005, the Company has issued 125,000 shares of common stock as a result of $15,000 of the mandatory convertible, 7% debentures being converted at $0.12 per share.

Also, during the third quarter of 2005, the Company issued a $140,200 of one-year, ten percent promissory notes to five accredited investors, who immediately converted the notes to 1,159,074 shares of common stock at a conversion rate ranging from $0.10 to $0.135 per share.

Index

NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained operating losses in recent years.  Further for the six months ended June 30, 2005, the Company had negative working capital of approximately $2,556,662, a net loss of approximately $2,467,824 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $56,407,331.  Although these factors raise substantial doubt about the ability of the Company to continue as a going concern the Company has taken several actions to ensure that the Company will continue as a going concern through June 30, 2006.

Index

THE AMACORE GROUP, INC.

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the inability of the Company's products to attain broad market acceptance; (ii) inability of Amacore Group to complete its product development; (iii) the impact of competitive products and pricing; (iv) Amacore Group's ability to expand its sales and marketing programs; (vii) dependence on key personnel; (ix) the availability, terms and deployment of capital; and (x) general economic and business conditions. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Quarterly Report on Form 10-QSB.

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

Index

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenue:

For the six months ended June 30, 2005, Amacore Group’s gross income of $198,755 was approximately $119,000 more than Amacore Group’s gross income recorded in the same timeframe in 2004 of $79,823. Approximately $44,000 of this increase resulted from commission income earned by LBI during the first six months of 2005. The remaining $64,000 increase in revenue, derived from the sales of memberships, resulted from Amacore Group shifting its emphasis, as discussed above, from retail marketing of memberships to the wholesale marketing of its memberships and to the development of a more diversified and expanded wholesale customer base; one which will include Amacore Group’s program as a premium benefit under the wholesale customer’s label. Approximately $55,000 of the increase was attributable to the recognition of revenues received in late 2004 from a wholesale customer but partially earned during the first six months of 2005.

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

Selling, General and Administrative Expenses (SG&A):

 Amacore Group’s SG&A expenses for the six months ending June 30, 2005 of $2,289,470 decreased by approximately $29,619,000 from the same period in 2004.  Comparison of the more significant components of SG&A expenses follows:

	Six Months Ended June 30
	2005	2004	Increase (Decrease)

Depreciation	$3,787	$907	$2,880
Amortization of intellectual property	57,690	--	57,690
Payroll & Related Expenses	750,764	2,816,159	(2,065,395)
Business Travel/Trade Shows	68,530	195,107	(126,577)
Insurance	70,799	67,490	3,309
Professional/Consulting Fees	1,057,398	28,531,952	(27,474,554)
Rent	62,970	62,199	771
All Other SG&A expenses	217,532	235,015	(17,483)

Total	$2,289,470	$31,908,829	$(29,619,359)

Salaries and related expenses for the six months ended June 30, 2005 declined about $2,065,000 to $750,764, primarily because of a $2.3 million non-cash charge to payroll expense in 2004 for common stock issued by the Company to its officers partially offset by a $135,000 non-cash charge for warrants issued to the officers in 2005.

Insurance expense of $70,799 was approximately $3,000 more than the first six months of 2004 because of increased rates and more employees being covered by the medical plan.

Professional/consulting fees of $1,057,398 were approximately $27,474,000 less than the same period in 2004. In the first six months of 2004, The Amacore Group issued stock and/or warrants to consultants and the resultant non-cash charge to expense was $28,179,000 as compared to a non-cash charge in the first half of 2005 for shares/warrants issued to consultants of $426,000. The Company also incurred a non-cash charge to legal expenses in the first half of 2004 of approximately $47,000

Index

because of stock/warrants being issued to attorneys. During the first quarter of 2005, the Company established a contingency reserve of approximately $31,000 for a legal matter in which the court ruled against the Company. The Company has appealed the case and believes, based upon discussions with its attorney, that the lower court decision will be reversed by the appellate court. Management expects to continue to issue securities for professional/consulting fees if it lacks sufficient cash for such payments.

Other expenses for the current period declined about $17,000 to $217,532 mainly because of the expenses The Amacore Group incurred with its private placements in 2004.

Interest Expense:

Interest expense for the first half of 2005 of $377,109 decreased by approximately $663,000 from the same period of 2004. In early 2004 The Amacore Group issued shares of common stock in lieu of cash and issued warrants with promissory notes which resulted in a non-cash charge to interest expense of nearly $975,000. In the first half of 2005, interest expense was charged approximately $321,000 due to a calculated discount on the issuance of convertible debt. In addition, during the first half of 2004, many of Amacore Group’s accredited investors converted their promissory notes into common stock, which assisted The Amacore Group in reducing its interest expense, as well as its debt.

Depreciation Expense:

Depreciation expense, which is computed on a straight-line method over the assets’ estimated lives, increased by $2,880 over the same period in 2004, because The Amacore Group purchased some computers late in 2004.

Amortization Expense:

Amortization of the PhotoScreener (intellectual property) was $57,690 for the first half of 2005, which was the first period that any amortization was recorded.

Loans to Stockholders and Officers:

As of June 30, 2005, there were no loans or advances to officers.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares The Amacore Group’s cash flows for the six months ended June 30, 2005 and 2004:

	2005	2004
Net cash used by operating activities	$(1,072,216)	$(1,486,555)
Net cash used by investing activities	350	(275,189)
Net cash provided by financing activities	1,096,000	2,116,401

Net increase or (decrease) in cash	$24,134	$354,657

From time to time, we experience cash flow shortages due to current demands of our market development and enhancement program and lack of capital resources. We have funded Amacore Group’s operations through the issuance of short-term and long-term notes payable, amounting to $1,096,000 during the first six months of 2005. All of the short-term notes, $684,000, issued during the first half of 2005 were converted to Class A common shares. In addition, during the first half of 2005, the Company received an investment of $375,000 through a financing arrangement with Divine Capital. The financing agreement was signed in March 2005 whereby Divine Capital would raise up to $1 million of three-year, six percent, convertible debentures. The debentures are convertible into class A common stock at a conversion price equal to 75% of the lowest closing price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures. The debentures will be issued to less than thirty-five accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D promulgated under the Securities and Exchange Act of 1933, as amended.

Index

In January 2005, Amacore Group sold 840,000 shares of its class B common stock for $37,000.

During the first six months of 2005, the Company issued $684,000 of one-year, ten percent promissory notes to twelve accredited investors. The investors immediately converted the promissory notes into 3,381,887 shares of the Company’s class A common stock.

The Company has filed a lawsuit against one of its significant customers (a wholesaler) to enforce its rights to audit the books and records of the wholesaler with the expectation that additional revenues are due to the Company and have not been remitted to date. The Company also contacted a second wholesaler, who determined that due to system problems, the wholesaler does owe the Company an unspecified amount of enrollment fees for prior years. The Company expects to receive the fees in 2005.

The Company recorded a contingency reserve of approximately $31,000 for a legal matter in which the court ruled against the Company. The Company has appealed the case and believes, based upon discussions with its attorney, that the lower court decision will be reversed by the appellate court.

Although management to date has been able to manage the cash flow shortfalls without interruption to our business, there can be no assurances that necessary financing will continue to be available. Management is seeking additional working capital to satisfy daily operating requirements. There can be no assurance that such additional financing will be available at all on terms acceptable to us.

CONTRACTUAL OBLIGATIONS

Other than the lease agreement for our corporate offices, we do not have any material contractual obligations currently outstanding requiring payments over the next five years.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of June 30, 2005 or as of the date of this report.

SUBSEQUENT EVENTS

As discussed in Note 8, Convertible Notes, the Company signed an agreement with Divine Capital in March 2005. During the third quarter of 2005 the Company has received an additional $25,000 investment through this financial arrangement.

During the third quarter of 2005, the Company issued 125,000 shares of common stock as a result of $15,000 of the mandatory convertible, 7% debentures being converted at $0.12 per share.

Also, during the third quarter of 2005, the Company issued a $140,200 one-year, ten percent promissory notes to five accredited investors, who immediately converted the notes to 1,159,074 shares of common stock at a conversion rate ranging from $0.10 to $0.135 per share.

Index

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

Current Report on Form 8-K dated June 23, 2005, for the purpose of reporting a strategic joint marketing agreement with Careington International.

Index

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMACORE GROUP, INC.

Date: August 19, 2005	By:	/s/ James L. Koenig
James L. Koenig Acting Chief Financial Officer

Index

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002