Form 10QSB
period 2005-09-30
AMACORE GROUP, INC.
filed 2005-11-21
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

/X/     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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

Yes ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 16, 2005, the issuer had outstanding 49,192,284 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

Index

THE AMACORE GROUP, INC.

FORM 10-QSB

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Index

PART I —FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30	Dec. 31
	2005	2004
	(Unaudited)	(Audited)
		(Restated)
ASSETS
Current assets
Cash	$5,138	$7,408
Accounts receivable (net of $50,000 allowance for doubtful accounts)	14,611	50,184
Non-trade receivables and employee receivables	26,050	46,050
Prepaid expenses and deposits	7,500	132,334
Total current assets	53,300	235,976

Fixed assets (net of accumulated depreciation)	27,645	33,514
Intellectual property (net of accumulation amortization)	2,471,090	2,307,572

Total assets	$2,552,034	$2,577,062

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$707,311	$788,745
Loans and notes payable	833,450	801,950
Accrued expenses and payroll taxes	470,226	319,829
Deferred compensation - related party	722,039	582,720
Deferred revenue	41,118	32,945
Derivative financial instruments	2,497,630	3,755,443
Total current liabilities	5,271,774	6,281,632

Long term liabilities
Convertible debenture	159,675	15,291
Deferred Revenue	39,510	154,044
Total long-term liabilities	199,185	169,355

Total liabilities	5,470,959	6,450,967

Redeemable preferred stock
Series C Mandatory Redeemable Preferred Stock; 86 shares authorized, issued and outstanding (aggregate liquidation value: $860,000)	135,293	23,017

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock;1,500 shares authorized; 155 and 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000,)	-	-
Series C, mandatory convertible stock, 86 shares authorized; 86 shares issued and outstanding. (aggregate liquidation value: $860,000)	-	-
Common stock A ($.001 par value; 80,000,000 shares authorized; 31,711,740 and 23,174,173 shares issued and outstanding, respectively.)	31,712	23,170
Common stock B ($.001 par value; 20,000,000 shares authorized; 5,302,802 shares and 4,462,802 shares issued and outstanding, respectively.)	5,303	4,463
Additional paid-in capital	46,599,025	48,643,295
Accumulated deficit	(49,690,258)	(52,567,850)
Total stockholders’ equity (deficit)	(2,918,925)	(3,873,905)

Total liabilities and stockholders’ equity (deficit)	$2,552,034	$2,577,062

See notes to consolidated financial statements

Index

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Membership fees	$134,144	$22,932	$332,899	$102,755

OPERATING EXPENSES
Depreciation	1,733	629	5,520	1,536
Amortization of Intellectual property	28,845		86,535
Rent	32,890	31,000	95,860	93,199
Consulting expense	(3,860,990)	1,056,563	(2,987,436)	29,421,100
Payroll expense	295,179	385,220	1,045,943	3,201,379
Professional expense	9,658	104,599	193,502	272,014
Insurance expense	30,546	32,637	101,345	100,127
Travel and entertainment	10,169	97,746	72,735	266,422
Contract labor	18,000	12,768	53,415	32,171
Bad debt expense	-	25,000	-	36,500
Office expense	5,578	(30,109)	27,399	46,037
Telephone	10,877	6,366	36,354	27,475
Trade shows	8,889	26,431	14,853	26,431
Selling, general and administrative expenses	(53,249)	108,846	81,570	215,703
Total expenses	(3,461,875)	1,831,265	(1,172,405)	33,740,094

Operating income/(loss) from operations before other income and expense	3,596,019	(1,808,333)	1,505,304	(33,637,339)

OTHER INCOME (EXPENSE)
Interest expense	(175,492)	(661,901)	(414,701)	(1,704,324)
Derivative instrument income (expense), net	439,274	(1,913,327)	1,657,811	(2,106,790)
Total other income (expense)	263,782	(2,575,228)	1,243,110	(3,811,114)

Net Income/(Loss)	3,859,801	(4,383,561)	2,748,414	(37,448,453)
Less: preferred stock dividends and accretions	(60,282)	(12,751)	(112,276)	(12,751)
Income/(Loss) Applicable to Common Stockholders	$3,799,519	$(4,396,312)	$2,636,138	$(37,461,204)

Basic income/(loss) per common share	$0.11	$(0.23)	$0.08	$(2.32)

Diluted income/(loss) per common share	$0.10	$(0.23)	$0.08	$(2.32)

Basic weighted average number of common shares outstanding	34,166,334	19,390,500	31,429,328	16,125,308

Diluted weighted average number of common shares outstanding	35,676,584	19,390,500	32,939,578	16,125,308

See notes to consolidated financial statements

Index

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net income/(loss)	$2,748,414	$(37,448,453)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Amortization of discount on convertible debt	187,505	6,510
Issuances of shares and warrants for services and interest	(3,032,322)	29,003,644
Issuance of shares for conversion of debt and interest		3,983,749
Depreciation	5,520	1,508
Amortization of intellectual property	86,535
Derivative instrument (income) expense, net	(1,657,811)	2,106,790
Increase in allowance for uncollectible accounts		36,500
Loss on conversion of debt to equity	36,712	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	35,573	(21,446)
(Increase) decrease in prepaid expenses	87,334	6,159
(Increase) decrease in other current assets	20,000
Increase (decrease) in accounts payable and accrued expenses	71,762	(59,321)
Increase (decrease) in deferred compensation	139,319	138,181
Increase (decrease) in stock subscriptions receivable		(59,816)
Increase (decrease) in deferred revenue	(106,361)	(114)

Net cash provided (used) by operating activities	(1,377,820)	(2,306,109)

Cash flow from investing activities
Purchases of property and equipment	350	(5,189)
Increase in loan receivable		(6,348)
Investment in intangibles	-	-
Net cash provided (used) by investing activities	350	(11,537)

Cash flow from financing activities
Proceeds from sale of preferred stock	37,500	602,000
Proceeds from sale of long-term debt	400,000	-
Proceeds from short term borrowings loans and notes payable	944,700	2,358,185
Proceeds from exercise of warrants	-	249,382
Payments on convertible notes	(7,000)	(610,510)
Net cash provided by financing activities	1,375,200	2,429,067

Increase (decrease) in cash	(2,270)	111,421

Beginning cash and cash equivalents	7,408	1,426

Ending cash and cash equivalents	$5,138	$112,847

CONTINUED

Index

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
Nine Months ended September 30, 2005 and 2004
(CONTINUED)

Supplemental cash flow disclosures
Cash paid for interest	$-	$10,500
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Warrants issued for services	$-	$16,197,311
Accretion and dividends on preferred stock	$112,276	$12,751
Stock issued for consulting services (net of cancellation)	$(3,032,322)	$10,462,583
Stock issued to related parties for services	$-	$2,343,750
Stock issued for conversion of debt and interest	$906,200	$3,983,749
Reclassification of financial instruments from equity to liability	$-	$3,545,375
Conversion of convertible debt to equity	$79,833	$-
Issuance of common stock to convert debt (shares)	814,085	-

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

Principles of Consolidation

The consolidated financial statements as of and for the quarter and nine months ended September 30, 2005 and 2004 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiary LBI, Inc. LBI, Inc was not acquired until July 2004. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The activities of LBI Inc. are immaterial for the first nine months of 2005 and, therefore, are not reported as a segment since in management’s opinion; they do not utilize the results of LBI Inc’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Index

Intangible assets

Intangible assets consist primarily of intellectual property. Effective January 1, 2004 in accordance with SFAS 142. “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill is not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of 3-20 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected July 1, as the annual date to test these assets for impairment. The unamortized balance of the intellectual property as of September 30, 2005 was approximately $2,471,090.

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

Intellectual Property

In December 2004, the Company acquired 100% of the rights to a number of patents and technology known as the PhotoScreener (Screener). The PhotoScreener technology and related patents enable the owner to manufacture devices that can quickly scan individual eyes to discover medical abnormalities to be referred for treatment. The Screener can be used for preverbal infants as young as six months up to adults and has been effective in revealing early stage eye abnormalities that can be treated effectively. The technology is an integral part of the overall service offerings of the company and will provide opportunity for expanding into other licensing and sale of the Screeners in the future. The Company purchased the technology for an initial payment of 937,500 shares of common A stock valued at approximately $2,307,572. The remainder of the purchase price due in October 2005 in the amount of 1,562,500 shares of common stock was completed in September 2005. The Company has obtained an independent valuation of the technology in excess of the purchase price. The Company has determined that the useful life for purposes of amortization of the PhotoScreener patent (intellectual property) is 20 years. SFAS 142 provides the criteria to be considered in determining the useful life. Those criteria are: a) the expected use of the patent by the Company, b) the expected useful life of other assets which the useful life of the patent may relate, c) any legal, regulatory or contractual provisions that may limit the useful life of the patent, d) any legal, regulatory or contractual provisions that enable renewal or extension of the PhotoScreener patent without substantial cost, e) effects of obsolescence, demand, competition and other economic factors, and f) the level of maintenance expenditures required to obtain expected future cash flows from the PhotoScreener. After reviewing the criteria the Company concluded that a) the useful life of the PhotoScreener patent is 20 years, b) there are no other assets with which the PhotoScreener patent relates, c) the Company has all legal rights to the PhotoScreener patent, d) the expected cost of renewing the patent is minimal - less than $10,000, e) the patent and related technology are unique and the Company expects significant revenues from the use of the technology, and f) the patent does not require any maintenance to obtain the expected cash flows. The PhotoScreener is being amortized over a period of twenty years beginning in January 2005.

Index

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

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	Sept. 30	Sept. 30	Sept. 30	Sept. 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss):
As reported	$3,799,519	$(4,396,312)	$2,636,138	$(37,461,204)
Compensation cost based on fair value method	$-	$-	$(237,170)	$-
Pro forma loss applicable to common shareholders	$3,799,519	$(4,396,312)	$2,398,968	$(37,461,204)

Basic income (loss) per common share:
As reported	$0.11	$(0.23)	$0.08	$(2.32)
Pro forma	$0.11	$(0.23)	$0.08	$(2.32)

Index

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

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. (See Note 8) The resulting discount to the redemption value of redeemable preferred securities is accreted through periodic charges to retained earnings over the term of the instrument using the Effective method. (See Note 9).

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Model. See Note 13.

Income Taxes

The Company has adopted SFAS 109.  The Company has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.

Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share was computed using (a) as the numerator, net income/(loss) adjusted for preferred stock dividends and accretions and (b) as the denominator, the weighted average number of shares outstanding during the periods presented. The Company follows FAS 128 in computing diluted earnings per share which requires the use of the reverse treasury stock method to account for the dilutive effect of written put options and similar contracts that are "in the money" during the reporting period.  Under that method, the incremental number of shares is computed as (a) the number of shares that would need to be issued for cash at the average market price during the period to obtain cash to satisfy the put obligation less (b) the number of shares received from satisfying the put.

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

Index

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

Financial Instruments

The Company corrected its accounting for (a) derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended, and (b) instruments with characteristics of temporary equity to conform with ASR 268. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances; derivative financial instruments have been recorded as liabilities and are carried at fair value. Other instruments, such as warrants, where physical or net-share settlement is not within the Company’s control are recorded as liabilities and carried at fair value. Finally, instruments that were initially recorded as equity were reclassified to liabilities at the time that the Company no longer possessed the ability to settle the instruments on a physical or net-share basis. Fair value adjustments included in restated earnings (loss) related to these instruments amounted to $1,330,879 and $1,884,261 during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

NOTE 4 - DUE TO STOCKHOLDERS/OFFICERS

As of September 30, 2005, due to stockholders/officers included the deferred compensation of $722,039.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for uncollectibles of $50,000 was $14,611 as of September 30, 2005.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

As of September 30, 2005, Property and equipment, net of accumulated depreciation of $75,423, was $27,645.

 NOTE 7 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of September 30, 2005:

Promissory Notes payable to shareholder/investor; bearing 1.53% interest per annum through June 2004, increasing to 15% thereafter; currently in default.	$114,950

Notes payable to investors and shareholders; bearing interest ranging from 5.75% through 12% per annum; due through December 2004; currently in default.	$718,500

$833,450

During the first nine months of 2005, the Company has issued $906,200 of one-year, ten percent promissory notes to accredited investors who immediately converted their investments into 5,339,392 shares of common stock at conversion rates between $0.10 and $0.50 per share.

As of September 30, 2005, all notes and loans payable were classified as current maturities.

Index

NOTE 8—CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of September 30, 2005 and December 31, 2004:

	Sept. 30, 2005	December 31, 2004
Face value $290,167, 7% Convertible Debentures, due between February 10, 2007 and December 27, 2007 (a)	$154,869	$15,291
Face value $400,000, 6% Convertible Debentures due between March 28, 2008 and July 15, 2008 (b)	4,806	-
	$159,675	$15,291

(a) During 2004, the Company entered into a debt agreement to issue up to $400,000 convertible debentures. During the period February 10, 2004 and December 27, 2004, $370,000 face value of the debentures was issued. The debentures are immediately convertible into common stock of the Company, together with 7% interest, which is payable in either cash or common stock, at the option of the Company. The conversion price is the lesser of (a) 120% of the closing bid on the closing day, or (b) 75% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date. Proceeds from the 7% Convertible Debentures were allocated first to the embedded conversions feature and the residual to the debenture. See Note 13 Financial Instruments. The resulting discount amounted to $370,000 which is being amortized through periodic charges to interest expense using the effective method.

As of September 30, 2005, $79,833 of the debentures had been converted into 814,085 shares of common stock at conversion rates between $0.0825 and $0.16. The conversion resulted in a loss on conversions of $36,712 that is included in interest expense.

(b) During March 2005, an agreement was signed whereby Divine Capital would raise up to $1.0 million of three-year, 6% convertible debentures. In March, 2005 the Company received an initial investment of $305,000 from that financing arrangement and an additional $95,000 during the second and third quarters of 2005. The debentures are convertible into shares of the Company’s Class A common stock at a conversion price equal to 75% of the lowest closing bid price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures. Proceeds from the 6% Convertible Debentures were allocated first to the embedded conversion feature and the residual to the debenture. See Note 13 Financial Instruments. The resulting discount amounted to $400,000 which is being amortized through periodic charges to interest expense using the effective method.

The conversion of the debentures becomes mandatory on the third anniversary date of the final closing. The Company may, at its option, call for the redemption of all or part of these debentures, at any time prior to their maturity. The Company agreed to, and has, filed a Registration Statement to cover the resale of the shares issuable upon the conversion of the debentures. The debentures will be issued to less than thirty-five accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

(c) The effective interest rate used to amortize the debt discount on the 7% Convertible Debentures and the 6% Convertible Debentures amounted to 395% and 390%, respectively. Amortization of the discounts, which is included in interest expense, amounted to $187,505 and $15,291 during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

(d) The 7% Convertible Debenture and the 6% Convertible Debenture Agreements provide for liquidating damages to the investor if the Company does not obtain an effective registration statement covering securities into which these instruments can be converted. Liquidating damages under these terms commence in 150 days following the closing of each traunch of financing. The Company has recorded liquidating damages of $65,940 and $32,300 during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

Index

NOTE 9—PREFERRED STOCK

In August 2004, the Company raised a total of $602,000 from the sale of (a) 86 shares of Mandatory Convertible Series C, 6% Cumulative, Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and (b) detachable warrants to acquire 400,000 shares of common stock at a strike price of $2.40 per share over a term of five years (the “Warrants”).

Each share of Series C Preferred Stock may be converted at any time until July 30, 2006, when conversion becomes mandatory. At the time of conversion, each share shall be deemed to have a value of $10,000 and is convertible into Class A common stock at the lesser of $2.88 per common share or 75% of the lowest closing bid price during the five days immediately prior to the conversion. As part of the agreements with these two entities, the Company agreed to register shares which are issuable upon the conversion of the Warrants and the Series C Convertible Preferred Stock. In addition, for each share of Series C Convertible Preferred Stock purchased by them, they have the right to purchase up to 1% of the issuances of equity securities issued under subsequent funding transactions.

The embedded conversion feature on the Series C Preferred Stock and the Warrants are required to be carried separately as derivative liabilities because physical or net-share settlement under these contracts is not within the control of the Company. Further, since proceeds from the sale of Series C Preferred Stock and Warrants were less than the fair values of the embedded conversion feature of the Series C Preferred Stock ($1,071,782) and the Warrants ($976,000), the amount received was allocated to the embedded conversion feature, immediately followed by charges to derivative instrument expense in the amounts of $469,782 and $976,000 to increase the derivative instruments to fair value.

As a result of the aforementioned allocation, the Series C Preferred Stock had no initial carrying value, but it will be accreted to its redemption value of $860,000 through periodic charges to retained earnings over the period through the redemption date. Accretions on the Series C Preferred Stock amounted to $112,276 and $23,017 during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

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

NOTE 11 - WARRANTS

During the first nine months ending September 30, 2005, the Company issued warrants to purchase 1,500,000 shares of Class A common stock to employees and 1,325,000 warrants to board members.  The value of the warrants was determined to be $182,814 using the Black Scholes option pricing model with a volatility of 249%, a risk-free interest rate of 3.82%, an exercise price of $0.16 and an estimated four year life.  In addition, 684,720 warrants issued in prior years have expired. At September 30, 2005 there were 4,587,370 warrants to purchase Class A common stock outstanding.

See Note 13 Financial Instruments for additional information about the accounting for warrants.

NOTE 12 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at September 30, 2005.

Index

The following sets for the computation of basic and diluted net earnings (loss) per common share for the nine months ended September 30, 2005 and 2004:

	2005	2004
Numerator:
Net income (loss) available to common stockholders	$2,636,138	$(37,461,204)

Denominator:
Weighted average basic share outstanding	31,429,328	16,125,308
Employee stock options and warrants	1,510,250	-
Dilutive effect of derivative contracts indexed to the company stock (a)	-	-
Weighted average fully diluted shares outstanding	32,939,578	16,125,308
Net earnings per common share - basic and diluted	$0.08	$(2.32)

During the 2004 period presented, common stock equivalents were not considered as their effect would be anti-dilutive.

(a)  Although the derivative financial instruments from the Convertible Debentures and the Series C Preferred Stock are "in the money" contracts, the effects of inclusion of the incremental shares in dilutive earnings per share would be anti-dilutive.

NOTE 13 - FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The carrying amounts of loans and notes payable approximates fair value based on interest rates that approximate market interest rates for these instruments.

The fair values of the 7% Convertible Debentures and the 6% Convertible Debentures amount to approximately $315,200 and $332,250, respectively, as of September 30, 2005. (See Note 8—Convertible Debentures). Fair values for the convertible debentures were calculated at net present value using the Company’s weighted average borrowing rate of 12.4% for debt instruments without conversion features applied to total future cash flows of the instruments.

Derivative Financial Instruments

The caption derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the 7% Convertible Debentures, (b) the embedded conversion feature bifurcated from the 6% Convertible Debentures (c) the embedded conversion feature bifurcated from the Series C Preferred Stock, (d) the Warrants issued in connection with the Series C Preferred Stock, and (e) Other Warrants. (Also See Note 8—Convertible Debentures and Note 9—Redeemable Preferred Stock). These derivative financial instruments are indexed to an aggregate of 17,270,000 shares of the Company’s common stock as of September 30, 2005 (5,072,000 shares at December 31, 2004) and are carried at fair value. The following tabular presentations set forth information about the derivative instruments.

Index

As of and for the nine months ended September 30, 2005:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$417,230	$566,667	$891,852	$1,875,749
Fair value adjustments:
Contract inception	$-	$360,933	$-	$360,933
End of period	(122,418)	(194,266)	(135,681)	(452,369)
Total period (income) loss	$(122,418)	$(166,667)	$(135,681)	$(91,432)

Warrants:	Warrants (Note 9)	Other Warrants (a)	Total
Fair value	$68,000	$553,882	$2,497,630
Fair value adjustments:
Contract inception	$-	$-	$360,933
End of period	(236,000)	(1,330,379)	(2,018,744)
Total period (income) loss	$(236,000)	$(1,330,379)	$(1,657,811)

As of and for the year ended December 31, 2004:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$539,648	$-	$1,027,533	$1,567,181
Fair value adjustments:
Contract inception	$195,197	$-	$469,783	$664,980
End of period	(25,548)	-	(44,249)	(69,797)
Total period (income) loss	$169,649	$-	$425,534	$595,183

Warrants:	Warrants (Note 9)	Other Warrants (a)	Total
Fair value	$304,000	$1,884,262	$3,755,443
Fair value adjustments:
Contract inception	$976,000	$-	$1,640,980
End of period	(672,000)	(1,661,115)	(2,402,912)
Total period (income) loss	$304,000	$(1,661,115)	$(761,932)

(a) Effective with the issuance of the 7% Convertible Debentures, the Company no longer controlled the ability to physical or net share settle any other derivative financial instruments, representing principally warrants to acquire common stock, previously executed. As a result, the fair values of then outstanding warrants amounting to $3,545,000 were reclassified from stockholders equity (deficit) to derivative liabilities. These instruments are adjusted to fair value until the Company’s ability to settle on a physical or net share settlement is regained.

Index

(b) Fair value for option-based financial instruments is determined using the Black-Scholes Valuation Model. Significant assumptions as of September 30, 2005 for the embedded conversion feature on the 7% Convertible Debentures, the embedded conversion feature on the 6% Convertible Debentures, the embedded conversion feature on the Series C Preferred Stock and the Warrants, respectively, included: strike price-$0.11, $0.12, $0.14 and $2.40; volatility-249% for all instruments; term-remaining term of conversion feature for all instruments; and, risk free rate-3.82% for all instruments. Significant assumptions as of December 31, 2004 for the embedded conversion feature on the 7% Convertible Debentures, the embedded conversion feature on the Series C Preferred Stock and the Warrants, respectively, included: strike price-$0.50, $0.58 and $2.40; volatility-249% for all instruments; term-remaining term of conversion feature for all instruments; and, risk free rate-3.82% for all instruments.

NOTE 14 - LITIGATION AND CONTINGENCIES

At September 30, 2005, the Company was involved in various lawsuits, claims or disputes arising in the normal course of business.  During the first nine months of 2005, the Company established a contingency reserve of approximately $31,000 for a legal matter in which the court ruled against the Company. The Company has appealed the case. The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

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

NOTE 15 - SUBSEQUENT EVENTS

During the fourth quarter of 2005, the Company issued a $199,000 of one-year, ten percent promissory notes to seven accredited investors, who immediately converted the notes to 2,156,666 shares of common stock at a conversion rate ranging from $0.075 to $0.10 per share. In addition, one of these accredited investors converted $4,000 received by the Company on September 30, 2005 to 40,000 shares during the fourth quarter of 2005. During the fourth quarter, the Company issued to Dunhill Capital a total of 3.3 million shares to be used as collateral for a bridge loan of approximately $200,000.

NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained operating losses in recent years.  Further for the nine months ended September 30, 2005, the Company had negative working capital of approximately $5,218,474, a net gain of approximately $2,497,630 but has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $49,690,258.  Although these factors raise substantial doubt about the ability of the Company to continue as a going concern the Company has taken several actions to ensure that the Company will continue as a going concern through September 30, 2006.

Index

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

Also in late 2004, Amacore Group acquired the technology and patent rights for the PhotoScreener™, a camera especially designed to detect vision disorders in young and preverbal children. This technology, which has been approved by the FDA.

Index

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenue:

For the nine months ended September 30, 2005, Amacore Group’s gross income of $332,899 was approximately $230,000 more than Amacore Group’s gross income recorded in the same timeframe in 2004 of $102,755. Approximately $77,000 of this increase resulted from commission income earned by LBI during the first nine months of 2005. The remaining $153,000 increase in revenue, derived from the sales of memberships, resulted from Amacore Group shifting its emphasis, as discussed above, from retail marketing of memberships to the wholesale marketing of its memberships and to the development of a more diversified and expanded wholesale customer base, one which will include Amacore Group’s program as a premium benefit under the wholesale customer’s label. Approximately $82,000 of the increase was attributable to the recognition of revenues received in late 2004 from a wholesale customer but partially earned during the first nine months of 2005., as well as an additional $24,000 recognized for retail revenues as earned. The Company also had approximately $47,000 of wholesale revenue growth in the first nine months of 2005.

Implementation of the wholesale sales has taken longer than anticipated by Amacore Group.  Several of the private label wholesale agreements provide that Amacore Group’s vision plan will be automatically included with all sales offerings of the customer’s products or services. Amacore Group anticipates that additional commission income will be derived from an agreement with a mail order fulfillment provider once the wholesale contracts are implemented.  Amacore Group also offers its vision program to the general public through its website, www.eyecareintl.com.

Selling, General and Administrative Expenses (SG&A):

 Amacore Group’s SG&A expenses for the nine months ending September 30, 2005 of $(1,172,405) decreased by approximately $34,912,000 from the same period in 2004.  Comparison of the more significant components of SG&A expenses follows:

	Nine Months Ended September 30
	2005	2004	Increase (Decrease)

Depreciation	$5,520	$1,536	$3,984
Amortization of intellectual property	86,535	-	86,535
Payroll & Related Expenses	1,045,943	3,201,379	(2,155,436)
Business Travel/Trade Shows	96,423	242,134	(145,711)
Insurance	101,345	100,127	1,208
Professional/Consulting Fees	(2,793,934)	29,693,114	(26,899,180)
Rent	95,860	93,199	2,661
All Other SG&A expenses	189,903	408,605	(218,702)

Total	$(1,172,405)	$33,740,094	$(34,912,499)

Depreciation expense, which is computed on a straight-line method over the assets estimated lives, increased by $3,984 over the same period in 2004, because The Amacore Group purchased some computers late in 2004.

Amortization of the PhotoScreener (intellectual property) was $86,535 for the first nine months of 2005, which was the first year that any amortization was recorded.

Index

Salaries and related expenses for the nine months ended September 30, 2005, declined about $2,155,000 to $1,045,943, primarily because of a $2.3 million non-cash charge to payroll expense in 2004 for common stock issued by the Company to its officers partially offset by a $135,000 non-cash charge for warrants issued to the officers in 2005.

Insurance expense of $101,345 was approximately $1,200 more than the first nine months of 2004 because of increased rates and more employees being covered by the medical plan.

Professional/consulting fees of $(2,793,934 were approximately $26,899,000 less than the same period in 2004. In the first nine months of 2004, The Amacore Group issued stock and/or warrants to consultants and the resultant non-cash charge to expense was $28,179,000 as compared to a non-cash charge in the first nine months of 2005 for shares/warrants issued to consultants of $426,000. In 2005, one million of the shares issued in 2004 were cancelled, which resulted in a credit to expense of $4 million. The Company also incurred a non-cash charge to legal expenses in the first nine months of 2004 of approximately $47,000 because of stock/warrants being issued to attorneys. During the first quarter of 2005, the Company established a contingency reserve of approximately $31,000 for a legal matter in which the court ruled against the Company. The Company has appealed the case.  Management expects to continue to issue securities for professional/consulting fees if it lacks sufficient cash for such payments.

Other expenses for the current period declined about $219,000 to $189,903 mainly because of the expenses The Amacore Group incurred with its private placements in 2004, bad debt expense; reduced travel in 2005 and the 2005 reversal of unearned commissions recorded in the prior years.

Interest Expense:

Interest expense for the nine months ended September 30, 2005 amounted to $414,701 compared to $1,704,324 for the nine months ended September 30, 2004. Interest expense includes a number of components including (a) interest on our notes payable, (b) amortization of the discount on our convertible debentures, using the effective method, (c) liquidating damages on our convertible debentures for not obtaining an effective registration statement related to securities into which the debentures are convertible and (d) losses on the conversion of convertible debentures.

Interest expense on our notes payable for the nine months ended September 30, 2005 amounted to $approximately $77,000 compared to $about 113,000 for the nine months ended September 30, 2004.

Amortization of the discounts on our convertible debentures for the nine months ended September 30, 2005 amounted to $187,505 compared to $6,510 for the nine months ended September 30, 2004. Applying the effective interest method to the amortization of debt discounts results in increasing charges to interest expense as such discounts are amortized. Accordingly, our interest expense arising from amortization of discounts will increase through the maturity dates of the debentures, unless they are converted.

Liquidating damages for the nine months ended September 30, 2005 amounted to $65,940. Such charges began accruing in July 2004; therefore, no comparable amounts were recorded for the nine months ended September 30, 2004. Liquidating damages will continue accrue at 2% of the face value ($745,000) of the convertible debentures each month until an effective registration statement for the underlying securities is obtained.

The loss on the conversion of convertible debentures during the nine months ended September 30, 2005 amounted to $36,712. There were no conversions during the year 2004. Losses on conversions of convertible debentures may continue to arise if the creditors convert their securities. Subsequent to September 30, 2005, two creditors have converted $18,500 of the debentures into 217,299 shares of common stock.

In addition to the above items, in early 2004 The Amacore Group issued shares of common stock in lieu of cash and issued warrants with promissory notes which resulted in a non-cash charge to interest expense of nearly $1,572,000.

Derivative instrument income (expense), net:

Derivative instrument income (expense), net for the nine months ended September 30, 2005 amounted to $1,657,811 compared to ($2,106,790) for the nine months ended September 30, 2004. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value through charges or credits to income at the close of each reporting period.

Index

Fair value for our option-based derivative financial instruments is determined using the Black-Scholes Valuation Model. The Black-Scholes Model requires the development of highly-subjective assumptions, such as the expected term of exercise and volatility. Changes to these assumptions may arise from both internal (e.g. contract renegotiation) and external factors (e.g. changes in the trading market value of our common stock); such changes may result in material changes to the fair values of our derivative financial instruments. The increase in the derivative instrument income noted above is largely due to the decline in the trading stock price of our common stock. Continuing declines in our trading stock price will result in additional credits to income. However, increases in our trading stock prices will result in charges to income. We will continue to adjust our derivative financial instruments to fair value until we achieve the ability to net-share settle these instruments.

Net income/(loss):

Our net income amounted to $2,748,414 for the nine months ended September 30, 2005 compared to a net loss of $(37,448,453) for the nine months ended September 30, 2005. The significant decline in our net loss is more fully discussed above in the details of changes in our account balances. However, the largest components of change are the substantial decrease in our consulting expenses and the recognition of positive fair value adjustments to our derivative financial instruments.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $112,276 for the nine months ended September 30, 2005, compared to $12,751for the same period in 2004. Our preferred stock was not issued until August 2004; therefore, the amount was significantly less for the same period in the preceding year. Preferred stock will continue to be accreted and cumulative dividends will continue to be recorded until either (a) the preferred stock is fully accreted to its $860,000 redemption value or (b) the preferred stock is converted into, or redeemed for, common stock.

Income/(Loss) per common share:

Earnings per common share amounted to $0.08 for the nine months ended September 30, 2005 compared to a loss per share of ($2.32) for the nine months ended September 30, 2004. Earnings/(Loss) per common share is calculated by dividing earnings/(loss) applicable to common stockholders by the weighted average number of common shares outstanding. The Company follows FAS 128 in computing diluted earnings per share which requires the use of the reverse treasury stock method to account for the dilutive effect of written put options and similar contracts that are "in the money" during the reporting period.  Under that method, the incremental number of shares is computed as (a) the number of shares that would need to be issued for cash at the average market price during the period to obtain cash to satisfy the put obligation less (b) the number of shares received from satisfying the put.

Loans to Stockholders and Officers:

As of September 30, 2005, there were no loans or advances to officers.

CONTRACTUAL OBLIGATIONS

Lease Commitments: See Note 16 Commitments and Contingency in our annual financial statements for information about non-cancelable commitments under our lease agreements.

Liquidating Damages: See Note 8 Convertible Debentures in our quarterly financial statements for information about liquidating damages that we are accruing related to our convertible debentures. As noted in the caption interest expense, above, we have recorded $65,940 during the nine months ended September 30, 2005 for liquidating damages and will continue to accrue such amounts until we satisfy the requirements of our debenture agreements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of September 30, 2005 or as of the date of this report.

SUBSEQUENT EVENTS

During the fourth quarter of 2005, the Company issued $199,000 of one-year, ten percent promissory notes to seven accredited investors, who immediately converted the notes to 2,256,666 shares of common stock at a conversion rate ranging from $0.075 to $0.10 per share. In addition, one of these accredited investors converted $4,000 received by the Company on September 30, 2005 to 40,000 shares during the fourth quarter.

Index

During the fourth quarter, the Company issued to Dunhill Capital a total of 3.3 million shares to be used a collateral for a bridge loan of approximately $200,000.

LIQUIDITY AND CAPITAL RESOURCES

SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, we have sustained operating losses in recent years. Further, for the nine months ended September 30, 2005, we have negative working capital of approximately $5,218,474. Although a net gain of $2,497,630 was recorded for this same period, we have incurred substantial losses in previous years resulting in an accumulated deficit of approximately ($49,690,000). Although these factors raise substantial doubt about our ability to continue as a going concern our management has taken several actions to ensure that the Company will continue as a going concern through September 30, 2006.

The following table compares The Amacore Group’s cash flows for the nine months ended September 30, 2005 and 2004:

	2005	2004
Net cash used by operating activities	$(1,377,820)	$(2,306,109)
Net cash used by investing activities	350	(11,537)
Net cash provided by financing activities	1,375,200	2,429,067

Net increase or (decrease) in cash	$(2,270)	$111,421

Summary information about cash flow activities for the nine months ended September 30, 2005:

From time to time, we experience cash flow shortages due to current demands of our market development and enhancement program and lack of capital resources. We have funded Amacore Group’s operations through the issuance of short-term and long-term notes payable, amounting to $1,375,200 during the first nine months of 2005. All of the short-term notes, $906,200, issued during the first nine months of 2005 were converted to Class A common shares. In addition, during the first nine months of 2005, the Company received an investment of $400,000 through a financing arrangement with Divine Capital. The financing agreement was signed in March 2005 whereby Divine Capital would raise up to $1 million of three-year, six percent, mandatory convertible debentures. The debentures are convertible, at any time, into class A common stock at a conversion price equal to 75% of the lowest closing price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures.  The Company may, at its option, call for the redemption of all or part of these debentures, at any time prior to their maturity. The debentures will be issued to less than thirty-five accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D promulgated under the Securities and Exchange Act of 1933, as amended.

In January 2005, Amacore Group sold 840,000 shares of its class B common stock for $37,000.

During the first nine months of 2005, the Company issued $906,200 of one-year, ten percent promissory notes to twelve accredited investors. The investors immediately converted the promissory notes into 5,339,392 shares of the Company’s class A common stock.

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

The Company recorded a contingency reserve of approximately $31,000 for a legal matter in which the court ruled against the Company. The Company has appealed the case.

Index

Although management to date has been able to manage the cash flow shortfalls without interruption to our business, there can be no assurances that necessary financing will continue to be available. Management is seeking additional working capital to satisfy daily operating requirements. There can be no assurance that such additional financing will be available at all on terms acceptable to us.

Summary information about financial condition as of September 30, 2005:

We have a working capital deficiency at September 30, 2005 of $5,218,474, compared to a working capital deficiency of $6,045,646 at December 31, 2004. Our current assets decreased $182,676, to $53,300, as of September 30, 2005. The decrease was largely due to amortizations and decreases in prepaid expenses. Our current liabilities decreased $1,080,686, to $5,271,774 as of September 30, 2005. Our current liabilities include $2,497,630 and $5,271,774 as of September 30, 2005 and December 31, 2004, respectively, of derivative financial instruments. These instruments, while indexed to 17,270,000 and 5,072,000 shares of our common stock at September 30, 2005 and December 31, 2004, respectively, are carried as liabilities at fair value and, for accounting purposes. The decrease in this current liability is largely attributable to the decline in our trading stock price over the reporting periods. Further declines in our trading stock price will result in decreases to this liability. However, increases in our stock price, or material changes in the assumptions underlying our valuation methodology, may result in increases in this liability; such increase could be material. We will continue to carry these instruments as liabilities until we acquire the ability to net share settle the instruments. That will occur when both (a) a registration statement covering the securities into which these instruments are indexed becomes effective and (b) we have sufficient authorized and unissued common stock to physical settle the instruments.

As of September 30, 2005 and December 31, 2004, we have convertible debentures outstanding with a carrying value of $159,675 and $15,291, respectively, which have a face value of $690,167. We are amortizing the discounts, to interest expense, over the term of the debentures using the effective interest method. Effective interest rates range from 390% to 395%. Accordingly, if not converted before maturity, these liabilities will be amortized to $690,167.

As of September 30, 2005 and December 31, 2004, we have redeemable preferred stock outstanding with a carrying value of $135,293 and $23,017, respectively, which have a redemption value of $860,000. We are accreting the discounts, through charges to retained earnings, over the redemption period using the straight line method. Accordingly, if not converted or redeemed before the redemption period, these mezzanine securities will be accreted to $860,000.

Index

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits Filed:	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:	None

Index

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMACORE GROUP, INC.

Date: November 21, 2005	By:	/s/ James L. Koenig
James L. Koenig Acting Chief Financial Officer

Index

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002