Form 10QSB/A
period 2005-09-30
AMACORE GROUP, INC.
filed 2006-02-10
CIK 949394

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

Index

THE AMACORE GROUP, INC.

FORM 10-QSB

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Index

PART I —FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30	Dec. 31
	2005	2004
	(Unaudited)	(Audited)
		(Restated)
ASSETS
Current assets
Cash	$5,138	$7,408
Accounts receivable (net of $50,000 allowance for doubtful accounts)	14,611	50,184
Non-trade receivables and employee receivables	-	46,050
Prepaid expenses and deposits	7,500	132,334
Total current assets	27,249	235,976

Fixed assets (net of accumulated depreciation)	27,645	33,514
Intellectual property (net of accumulation amortization)	2,471,090	2,307,572

Total assets	$2,525,984	$2,577,062

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$707,311	$788,745
Loans and notes payable	833,450	801,950
Accrued expenses and payroll taxes	514,223	319,829
Deferred compensation - related party	706,347	582,720
Deferred revenue	41,118	32,945
Derivative financial instruments	2,497,630	3,755,443
Total current liabilities	5,300,079	6,281,632

Long term liabilities
Convertible debenture	159,675	15,291
Deferred Revenue	39,510	154,044
Total long-term liabilities	199,185	169,355

Total liabilities	5,499,264	6,450,967

Redeemable preferred stock
Series C Mandatory Redeemable Preferred Stock; 86 shares authorized, issued and outstanding (aggregate liquidation value: $860,000)	135,293	23,017

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock;1,500 shares authorized; 155 and 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000,)	-	-
Series C, mandatory convertible stock, 86 shares authorized; 86 shares issued and outstanding. (aggregate liquidation value: $860,000)	-	-
Common stock A ($.001 par value; 80,000,000 shares authorized; 31,916,745 and 23,174,173 shares issued and outstanding, respectively.)	31,917	23,170
Common stock B ($.001 par value; 20,000,000 shares authorized; 5,302,802 shares and 4,462,802 shares issued and outstanding, respectively.)	5,303	4,463
Additional paid-in capital	46,598,820	48,643,295
Accumulated deficit	(49,744,613)	(52,567,850)
Total stockholders’ equity (deficit)	(2,973,280)	(3,873,905)

Total liabilities and stockholders’ equity (deficit)	$2,525,984	$2,577,062

See notes to consolidated financial statements

Index

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Membership fees	$134,144	$22,932	$332,899	$102,755

OPERATING EXPENSES
Depreciation	1,733	629	5,520	1,536
Amortization of Intellectual property	28,845		86,535
Rent	32,890	31,000	95,860	93,199
Consulting expense	139,010	1,056,563	1,012,564	29,421,100
Payroll expense	279,487	385,220	1,030,251	3,201,379
Professional expense	53,654	104,599	237,498	272,014
Insurance expense	30,546	32,637	101,345	100,127
Travel and entertainment	36,220	97,746	98,786	266,422
Contract labor	17,800	12,768	53,215	32,171
Bad debt expense	-	25,000	-	36,500
Office expense	5,578	(30,109)	27,399	46,037
Telephone	10,947	6,366	36,424	27,475
Trade shows	8,889	26,431	14,853	26,431
Selling, general and administrative expenses	70,433	108,846	205,252	215,703
Total expenses	716,032	1,831,265	3,005,502	33,740,094

Operating income/(loss) from operations before other income and expense	(581,888)	(1,808,333)	(2,672,603)	(33,637,339)

OTHER INCOME (EXPENSE)
Interest expense	(175,492)	(661,901)	(414,701)	(1,704,324)
Gain on extinguishment of debt	123,553	-	123,553	-
Derivative instrument income (expense), net	439,274	(1,913,327)	1,657,811	(2,106,790)
Total other income (expense)	387,335	(2,575,228)	1,366,663	(3,811,114)

Net Income/(Loss)	(194,553)	(4,383,561)	(1,305,940)	(37,448,453)
Less: preferred stock dividends and accretions	(60,282)	(12,751)	(112,276)	(12,751)
Income/(Loss) Applicable to Common Stockholders	$(254,835)	$(4,396,312)	$(1,418,216)	$(37,461,204)

Basic and diluted income/(loss) per common share	$(0.01)	$(0.23)	$(0.04)	$(2.32)

Basic and diluted weighted average number of common shares outstanding	34,235,302	19,390,500	31,654,127	16,125,308

See notes to consolidated financial statements

Index

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net income/(loss)	$(1,305,940)	$(37,448,453)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Amortization of discount on convertible debt	187,505	6,510
Issuances of shares and warrants for services and interest	967,678	29,003,644
Issuance of shares for conversion of debt and interest		3,983,749
Depreciation	5,520	1,508
Amortization of intellectual property	86,535
Derivative instrument (income) expense, net	(1,657,811)	2,106,790
Increase in allowance for uncollectible accounts		36,500
Loss on conversion of debt to equity	36,712	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	35,573	(21,446)
(Increase) decrease in prepaid expenses	87,334	6,159
(Increase) decrease in other current assets	46,050
Increase (decrease) in accounts payable and accrued expenses	115,759	(59,321)
Increase (decrease) in deferred compensation	123,626	138,181
Increase (decrease) in stock subscriptions receivable		(59,816)
Increase (decrease) in deferred revenue	(106,361)	(114)

Net cash provided (used) by operating activities	(1,377,820)	(2,306,109)

Cash flow from investing activities
Purchases of property and equipment	350	(5,189)
Increase in loan receivable		(6,348)
Investment in intangibles	-	-
Net cash provided (used) by investing activities	350	(11,537)

Cash flow from financing activities
Proceeds from sale of preferred stock	37,500	602,000
Proceeds from sale of long-term debt	400,000	-
Proceeds from short term borrowings loans and notes payable	944,700	2,358,185
Proceeds from exercise of warrants	-	249,382
Payments on convertible notes	(7,000)	(610,510)
Net cash provided by financing activities	1,375,200	2,429,067

Increase (decrease) in cash	(2,270)	111,421

Beginning cash and cash equivalents	7,408	1,426

Ending cash and cash equivalents	$5,138	$112,847

CONTINUED

Index

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
Nine Months ended September 30, 2005 and 2004
(CONTINUED)

Supplemental cash flow disclosures
Cash paid for interest	$-	$10,500
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Warrants issued for services	$-	$16,197,311
Accretion and dividends on preferred stock	$112,276	$12,751
Stock issued for consulting services	$725,199	$10,462,583
Stock issued to related parties for services	$-	$2,343,750
Stock issued for conversion of debt and interest	$906,200	$3,983,749
Reclassification of financial instruments from equity to liability	$-	$3,545,375
Conversion of convertible debt to equity	$79,833	$-
Issuance of common stock to convert debt (shares)	814,085	-

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

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	Sept. 30	Sept. 30	Sept. 30	Sept. 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss):
As reported	$(254,835)	$(4,396,312)	$(1,418,216)	$(37,461,204)
Compensation cost based on fair value method	$-	$-	$(237,170)	$-
Pro forma loss applicable to common shareholders	$(254,835)	$(4,396,312)	$(1,655,386)	$(37,461,204)

Basic income (loss) per common share:
As reported	$(0.01)	$(0.23)	$(0.04)	$(2.32)
Pro forma	$(0.01)	$(0.23)	$(0.05)	$(2.32)

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

NOTE 4 - DUE TO STOCKHOLDERS/OFFICERS

As of September 30, 2005, due to stockholders/officers included the deferred compensation of $706,346.

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

Index

Dilutive loss per share is considered to be the same as basic loss per share since the effect of common stock options and warrants and preferred stock are anti-dilutive.

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

NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained operating losses in recent years.  Further for the nine months ended September 30, 2005, the Company had negative working capital of approximately $5,272,830, a loss of approximately $1,418,216 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $49,744,613.  Although these factors raise substantial doubt about the ability of the Company to continue as a going concern the Company has taken several actions to ensure that the Company will continue as a going concern through September 30, 2006.

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

Selling, General and Administrative Expenses (SG&A):

 Amacore Group’s SG&A expenses for the nine months ending September 30, 2005 of $3,005,502 decreased by approximately $30,735,000 from the same period in 2004.  Comparison of the more significant components of SG&A expenses follows:

	Nine Months Ended September 30
	2005	2004	Increase (Decrease)

Depreciation	$5,520	$1,536	$3,984
Amortization of intellectual property	86,535	-	86,535
Payroll & Related Expenses	1,030,251	3,201,379	(2,171,128)
Business Travel/Trade Shows	113,639	242,134	(128,495)
Insurance	101,345	100,127	1,218
Professional/Consulting Fees	1,250,062	29,693,114	(28,443,052)
Rent	95,860	93,199	2,661
All Other SG&A expenses	322,290	408,605	(86,315)

Total	$3,005,502	$33,740,094	$(30,734,592)

Depreciation expense, which is computed on a straight-line method over the assets estimated lives, increased by $3,984 over the same period in 2004, because The Amacore Group purchased some computers late in 2004.

Amortization of the PhotoScreener (intellectual property) was $86,535 for the first nine months of 2005, which was the first year that any amortization was recorded.

Index

Salaries and related expenses for the nine months ended September 30, 2005, declined about $2,171,000 to $1,030,251, primarily because of a $2.3 million non-cash charge to payroll expense in 2004 for common stock issued by the Company to its officers partially offset by a $135,000 non-cash charge for warrants issued to the officers in 2005.

Insurance expense of $101,345 was approximately $1,200 more than the first nine months of 2004 because of increased rates and more employees being covered by the medical plan.

Professional/consulting fees of $1,250,062 were approximately $28,443,000 less than the same period in 2004. In the first nine months of 2004, The Amacore Group issued stock and/or warrants to consultants and the resultant non-cash charge to expense was $28,179,000 as compared to a non-cash charge in the first nine months of 2005 for shares/warrants issued to consultants of $426,000. The Company also incurred a non-cash charge to legal expenses in the first nine months of 2004 of approximately $47,000 because of stock/warrants being issued to attorneys. During the first quarter of 2005, the Company established a contingency reserve of approximately $31,000 for a legal matter in which the court ruled against the Company. The Company has appealed the case.  Management expects to continue to issue securities for professional/consulting fees if it lacks sufficient cash for such payments.

Other expenses for the current period declined about $86,000 to $322,290 mainly because of the expenses The Amacore Group incurred with its private placements in 2004, bad debt expense; reduced travel in 2005.

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

Interest expense on our notes payable for the nine months ended September 30, 2005 amounted to approximately $77,000 compared to about $113,000 for the nine months ended September 30, 2004.

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

Net income/(loss):

Our net loss amounted to $1,305,940 for the nine months ended September 30, 2005 compared to a net loss of $37,448,453 for the nine months ended September 30, 2004 The significant decline in our net loss is more fully discussed above in the details of changes in our account balances. However, the largest components of change are the substantial decrease in our consulting expenses and the recognition of positive fair value adjustments to our derivative financial instruments.

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

Income/(Loss) per common share:

Loss per common share amounted to $0.04 for the nine months ended September 30, 2005 compared to a loss per share of $2.32 for the nine months ended September 30, 2004. Earnings/(Loss) per common share is calculated by dividing earnings/(loss) applicable to common stockholders by the weighted average number of common shares outstanding. The Company follows FAS 128 in computing diluted earnings per share which requires the use of the reverse treasury stock method to account for the dilutive effect of written put options and similar contracts that are "in the money" during the reporting period.  Under that method, the incremental number of shares is computed as (a) the number of shares that would need to be issued for cash at the average market price during the period to obtain cash to satisfy the put obligation less (b) the number of shares received from satisfying the put.

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

LIQUIDITY AND CAPITAL RESOURCES

SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, we have sustained operating losses in recent years. Further, for the nine months ended September 30, 2005, we have negative working capital of approximately $5,272,830. A net loss of $1,305,940 was recorded for this same period and we have incurred substantial losses in previous years resulting in an accumulated deficit of approximately $49,745,000. Although these factors raise substantial doubt about our ability to continue as a going concern our management has taken several actions to ensure that the Company will continue as a going concern through September 30, 2006.

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

Summary information about financial condition as of September 30, 2005:

We have a working capital deficiency at September 30, 2005 of $5,272,830, compared to a working capital deficiency of $6,045,646 at December 31, 2004. Our current assets decreased $208,697, to $27,249, as of September 30, 2005. The decrease was largely due to amortizations and decreases in prepaid expenses. Our current liabilities decreased $981,553, to $5,300,079 as of September 30, 2005. Our current liabilities include $2,497,630 and $5,271,774 as of September 30, 2005 and December 31, 2004, respectively, of derivative financial instruments. These instruments, while indexed to 17,270,000 and 5,072,000 shares of our common stock at September 30, 2005 and December 31, 2004, respectively, are carried as liabilities at fair value and, for accounting purposes. The decrease in this current liability is largely attributable to the decline in our trading stock price over the reporting periods. Further declines in our trading stock price will result in decreases to this liability. However, increases in our stock price, or material changes in the assumptions underlying our valuation methodology, may result in increases in this liability; such increase could be material. We will continue to carry these instruments as liabilities until we acquire the ability to net share settle the instruments. That will occur when both (a) a registration statement covering the securities into which these instruments are indexed becomes effective and (b) we have sufficient authorized and unissued common stock to physical settle the instruments.

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

THE AMACORE GROUP, INC.

Date: February 10, 2006	By:	/s/ James L. Koenig
James L. Koenig Acting Chief Financial Officer

Index

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002