Form 10KSB
period 2005-12-31
AMACORE GROUP, INC.
filed 2006-05-19
CIK 949394

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ____________________

Commission file number 0-27889

THE AMACORE GROUP, INC.
(Name of Small Business Issuer in its Charter)
.
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

Class A common stock, $.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑      No      ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       ☐

Revenues for the issuer's most recent fiscal year were $461,052.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the Class A common stock on May 9, 2006 was $735,838.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐              No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

                                As of May 9, 2006, the issuer had 56,602,922 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

PART I
Items 1 and 2 Description of Business and Properties

In April 2005, Eye Care International, Inc. changed its name to The Amacore Group, Inc. The Amacore Group, Inc., a Delaware corporation, incorporated on May 31, 1994 (hereinafter referred to as, “The Amacore Group,”“Amacore Group”, “we” or “us”). Amacore Group’s executive offices are located at 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607.  Our telephone number is (813) 289-5552.  These facilities are leased and consist of approximately 4,400 square feet.  Our lease expires on June 1, 2006.  Rent expense associated with these premises and charged to operations for the twelve month period ending December 31, 2005 was $127,602.  Effective June 1, 2006, our executive offices will be located at 1211 North Westshore Boulevard, Tampa, Florida 33607. The facilities, which consist of approximately 3,000 square feet, is leased for a one-year period with four one-year renewal periods.

Our Business

We market memberships in a comprehensive, national, non-insurance based, quality discount eye care and eyewear plan. The memberships entitle plan participants to obtain eye care services and products from our network of providers at rates which range from 20% to 60% below retail.  We acquired LBI Brokerage, a managing general agency for group health and life insurance products; a managing general agency is an agency appointed by an insurance company for the express purpose of distributing its products to its downline general agents and in turn market its product line to its downline agents and producers. We also acquired the technology and patent rights related to the PhotoScreener ™, a camera embodying technology designed to detect various disorders of the eye in young and even preverbal children. The PhotoScreener technology has been approved by the FDA.  The Company sold the PhotoScreener in 2005 and retained certain future royalty rights for future sales of the PhotoScreener and image inteerpretation fees.

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

We have experienced losses since we commenced operations in 1994, including, net losses of $4,574,870 and $37,669,721 for the fiscal periods ending December 31, 2005 and 2004, respectively.  Our ability to operate profitably depends upon market acceptance of our vision care plan and the development of an effective marketing organization.  We are presently unable to predict when and if we will generate sufficient revenues to become profitable.

Employees

As of December 31, 2005, we had eight full-time officers and employees.

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

In January 2005 Amacore Group filed a suit in the Thirteenth Judicial Circuit Court of Hillsborough County, Florida against Motivano, a wholesaler of the Amacore Group’s vision plan, to enforce its rights to audit the books and records of Motivano, pursuant to an agreement between the parties, to verify that the correct number of memberships had been reported to Amacore Group and that Amacore Group was paid therefor. In March 2006, the parties agreed upon a settlement, including an audit of Motivano’s books and records which is expected to commence in May 2006. Management believes that the audit will result in a significant sum is due to Amacore Group from Motivano.

Item 4.  Submission of Matters to a Vote of Security Holders

In 2005, we submitted one matter to a vote to certain principal stockholders holding a majority of the total issued and outstanding voting stock of Amacore Group. This matter was the adoption of a resolution to increase, by 520,000,000 shares, the total number of authorized shares to 640,000,000 shares, consisting of 500,000,000 shares of Class A common stock, 120,000,000 shares of Class B common stock and 20,000,000 shares of preferred stock. The principal stockholders voted in favor of this matter.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Trading Price Range and Dividends

Amacore Group’s common stock was held by approximately 260 stockholders of record at December 31, 2005.  The Class A common stock is listed and traded principally on the OTC Bulletin Board under the symbol "ACGI."  Set forth below are the high and low closing prices for our Class A common stock on the OTC Bulletin Board for each quarter of the years ending December 31, 2005 and 2004.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2004	0.30	0.88
June 30, 2004	4.45	1.95
September 30, 2004	3.70	2.00
December 31, 2004	2.75	0.67
March 31, 2005	0.99	0.21
June 30, 2005	0.37	0.14
September 30, 2005	0.22	0.11
December 31, 2005	0.185	0.045

On May 9, 2006 the closing bid price of one share of our Class A common stock on the OTC Bulletin Board was $0.013.  As of the same date, there were approximately 260 holders of record of our Class A common stock.

Dividends

The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements and financial condition. We have never paid any dividends on our Class A common stock and we do not anticipate paying such dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our operations.

Sales of Unregistered Securities

During 2005, one accredited investor purchased 840,000 common B shares for a purchase price of $37,500.  Amacore Group also issued 2,797,745 shares of common stock in payment for consulting services.

Amacore Group also issued $1,350,000 of one-year ten percent promissory notes in 2005 to thirty-six accredited investors and $400,000 of mandatory convertible, three-year, six percent notes to twelve accredited investors.

In March 2005, Amacore Group entered into an agreement with Divine Capital, a New York institutional and retail boutique securities firm introduced by Crescent Fund, LLC, for raising up to one million dollars ($1,000,000) of three-year, six percent (6%) convertible debentures. In 2005 Amacore Group received a total investment of $400,000. The debentures are convertible into shares of Amacore Group's Class A common stock at a conversion price equal to seventy-five (75%) percent of the lowest closing bid price per share for the twenty (20) days immediately preceding the date of conversion or as otherwise provided in the debenture. The debentures mature on the third anniversary of the final closing. Amacore Group filed a registration statement, which became effective on November 9, 2005, to cover the resale of the shares of Class A commons stock issuable upon the conversion of the debentures. The debentures were issued to twelve accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

In 2006, Amacore Group has raised an additional $842,000 through the issuance of promissory notes to nineteen accredited investors. Seven of the investors immediately converted said debt into 2,265,809 shares of common stock.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

We made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Amacore Group.  Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements.  Similarly, statements that describes future plans, objectives, or goals also are forward-looking statements.  These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, reliance should not be placed on these forward-looking statements. The Amacore Group undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the inability of The Amacore Group's products to attain broad market acceptance; (ii) inability of The Amacore Group to complete its product development; (iii) the impact of competitive products and pricing; (iv) The Amacore Group's ability to expand its sales and marketing programs; (vii) dependence on key personnel; (ix) the availability, terms and deployment of capital; and (x) general economic and business conditions. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

Introductory Overview

Amacore Group originally began selling memberships in its discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmologic (Eye M.D.) panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans of the benefits of including such a plan in their products. The Amacore Group sold the plan on a retail only basis for many years proving that the general public did desire to have a vision plan with medical coverage before it was determined that it was time to change its emphasis to marketing its plan to other marketers of health benefit plans (“wholesalers”). Marketing programs on a retail basis requires a broad national marketing staff which The Amacore Group was not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis. During the transition period, revenues decreased and losses were incurred, but Amacore Group has continued to market the plan on a retail basis with less emphasis and has devoted most of its time to developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision (without a vision medical component), and prescription drugs. Amacore Group has numerous wholesale contracts in place but these contracts have not produced a substantial amount of revenue as quickly as anticipated by management. This, combined with reduced retail revenue, have caused revenues to suffer. Amacore Group continues to place its emphasis on marketing its plan to wholesalers and believes it now has contracts that are either in place or near completion of negotiations for new contracts, which management anticipates will generate an increasing level of revenues for 2005 and subsequent years.

In late 2004, The Amacore Group acquired another company, LBI Brokerage, a managing general agency for group health and life insurance products (products that are synergistic with The Amacore Group’s vision plan). A managing general agency is an agency appointed by an insurance company for the express purpose of distributing its products to downline general agents and in turn to market its product line (including The Amacore Group’s vision plan) downline to its agents and producers. LBI has been appointed the managing general agency for Transamerica, which is a part of the AEGON Insurance Group, one of the top 50 largest public financial companies in the world, ranked by assets.

Also in late 2004, The Amacore Group acquired the technology and patent rights for the PhotoScreener™, a camera especially designed to detect vision disorders in young and preverbal children. This technology, has been approved by the FDA.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenue:

For the year ended December 31, 2005, Amacore Group’s gross income of $461,052 was approximately $298,000 more than Amacore Group’s gross income recorded in the same timeframe in 2004 of $163,279. Approximately $97,000 of this increase resulted from commission income earned by LBI during the year 2005. The remaining $201,000 increase in revenue, derived from the sales of memberships, resulted from Amacore Group shifting its emphasis, as discussed above, from retail marketing of memberships to the wholesale marketing of its memberships and to the development of a more diversified and expanded wholesale customer base, one which will include Amacore Group’s program as a premium benefit under the wholesale customer’s label. Approximately $148,000 of the increase was attributable to the recognition of revenues received in late 2004 from a wholesale customer but earned during 2005.

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

 Selling, General and Administrative Expenses (SG&A):

 Amacore Group’s SG&A expenses for the year 2005 of $3,801,959 decreased by approximately $32,995,000 from the year 2004.  Comparison of the more significant components of SG&A expenses follows:

	Year Ended December 31
	2005	2004	Increase (Decrease)

Depreciation	$7,379	$3,252	$4,127
Amortization of intellectual property	117,554	0	117,554
Payroll & Related Expenses	1,320,969	3,560,036	(2,239,067)
Business Travel/Trade Shows	211,827	332,886	(121,059)
Insurance	122,796	129,607	(6,811)
Professional/Consulting Fees	1,537,425	31,593,586	(30,056,161)
Marketing expense	-	483,000	(483,000)
Rent	127,601	124,468	3,133
All Other SG&A expenses	356,407	570,170	(213,763)

Total	$3,801,959	$36,797,005	$(32,995,047)

Depreciation expense, which is computed on a straight-line method over the assets estimated lives, increased by $4,127 over 2004, because The Amacore Group purchased some computers late in 2004.

Amortization of the PhotoScreener (intellectual property) was $117,554 for the 2005, which was the first year that any amortization was recorded.

Salaries and related expenses for the year ended December 31, 2005 declined about $2,239,000 to $1,320,969, primarily because of a $2.3 million non-cash charge to payroll expense in 2004 for common stock issued by the Company to its officers partially offset by a $135,000 non-cash charge for warrants issued to the officers in 2005.

Insurance expense of $122,796 was approximately $7,000 less than 2004 because fewer employees being covered by the medical plan.

Professional/consulting fees of $1,537,425 were approximately $30,056,000 less than in 2004. In 2004, The Amacore Group issued stock and/or warrants to consultants/attorneys and the resultant non-cash charge to expense was $30,617,603 as compared to a non-cash charge in 2005 for shares/warrants issued to consultants/attorneys of $1,228,963. During 2004, the Company established a contingency reserve of approximately $31,000 for a legal matter in which the court ruled against the Company. The Company appealed the case, but the appeals court upheld the lower court’s ruling.  Management expects to continue to issue securities for professional/consulting fees if it lacks sufficient cash for such payments.

Other expenses for the year 2005 declined about $214,000 to $356,407 mainly because of the expenses The Amacore Group incurred with its private placements in 2004.

Interest Expense:

Interest expense for 2005 amounted to $617,226 compared to $1,760,583 for 2004. Interest expense includes a number of components including (a) interest on our notes payable, (b) amortization of the discount on our convertible debentures, using the effective method, (c) liquidating damages on our convertible debentures for not obtaining an effective registration statement related to securities into which the debentures are convertible and (d) losses on the conversion of convertible debentures.

Interest expense on our notes payable for the year 2005 amounted to $97,267 compared to $141,116 for the year 2004.

Amortization of the discounts on our convertible debentures for the year 2005 amounted to $61,275 compared to $15,291 for 2004. Applying the effective interest method to the amortization of debt discounts results in increasing charges to interest expense as such discounts are amortized. Accordingly, our interest expense arising from amortization of discounts will increase through the maturity dates of the debentures, unless they are converted.

Liquidating damages for the year 2005 amounted to $87,920 compared to $32,300 for 2004. Liquidating damages will continue accrue at 2% of the face value of the convertible debentures each month until an effective registration statement for the underlying securities is obtained.

The loss on the conversion of convertible debentures during the year 2005 amounted to $92,124. Losses on conversions of convertible debentures may continue to arise if the creditors convert their securities.

In addition to the above items, in early 2004 The Amacore Group issued shares of common stock in lieu of cash and issued warrants with promissory notes which resulted in a non-cash charge to interest expense of $1,522,018.

Derivative instrument income (expense), net:

Derivative instrument income (expense), net for the year 2005 amounted to $1,849,235 compared to $761,932 for the year 2004. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value through charges or credits to income at the close of each reporting period.

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

Extraordinary Loss:

In March 2006, Amacore Group sold it rights to the patents and technology of its PhotoScreener. As a result, in 2005, the Company wrote down the value of the intangible asset down to the value received from the sale, which resulted in a charge to non-operating expense of $2,348,020.

Net loss:

Our net loss amounted to $4,574,870 for the year ended December 31, 2005 compared to $37,699,721 for the year 2004. The significant decline in our net loss is more fully discussed above in the details of changes in our account balances. However, the largest components of change are the substantial decrease in our consulting expenses and the recognition of positive fair value adjustments to our derivative financial instruments.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $221,004 for the year ended December 31, 2005 compared to $23,017 for 2004. Our preferred stock was not issued until August 2004; therefore, there are no amounts for the same period in the preceding year. Preferred stock will continue to be accreted and cumulative dividends will continue to be recorded until either (a) the preferred stock is fully accreted to its $860,000 redemption value or (b) the preferred stock is converted into, or redeemed for, common stock.

Loss per common share:

Loss per common share amounted to $0.13 for the year ended December 31, 2005 compared to $1.83 for the year 2004. Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding. Loss per common share does not give effect to warrants to acquire common stock and convertible securities because, while in a loss position, the effects would be anti-dilutive.

Loans to Stockholders and Officers:

As of December 31, 2005, there were no loans or advances to officers.

CONTRACTUAL OBLIGATIONS

Lease Commitments: See Note 16 Commitments and Contingency in our annual financial statements for information about non-cancelable commitments under our lease agreements.

Liquidating Damages: See Note 8 Convertible Debentures in our quarterly financial statements for information about liquidating damages that we are accruing related to our convertible debentures. As noted in the caption interest expense, above, we have recorded $87,920 during 2005 and $32,300 for liquidating damages and will continue to accrue such amounts until we satisfy the requirements of our debenture agreements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of December 31, 2005 or as of the date of this report.

SUBSEQUENT EVENTS

During the first quarter of 2006, the Company issued 1 million shares of common stock as a result of $21,750 of the Divine mandatory convertible, 7% debentures being converted at $0.02175 per share, and 285,714 shares as a result of $6,000 of the May Davis, 6% mandatory convertible debentures being converted at $0.021 per share.

Also, during the first quarter of 2006, the Company issued a $277,000 one-year, eight percent promissory notes to nine accredited investors. Immediately $66,000 of the notes were converted to 2,118,750 shares of common stock at a conversion rate ranging from $0.025 to $0.04 per share.

On April 24, 2006, The Amacore Group, Inc. (the “Company”) entered into an Investment Agreement with Dutchess Private Equities Fund, LP, (“Dutchess”), pursuant to which the Company has the right, but not an obligation, to sell to Dutchess up to $10 million of the Company’s common stock over a period of thirty-six months, after a registration statement for the stock has been declared effective by the U.S. Securities and Exchange Commission (“SEC”). In accordance with the agreement, the Company is entitled to place, as often as once every five trading days, a “Put” with Dutchess equal to either $100,000 or 200% of the averaged daily trading volume multiplied by the average of the three daily closing prices immediately preceding the date of issuance of the Put (the “Put Date”). The purchase price is set at ninety-three percent (93%) of the lowest closing bid price of the stock during the five (5) consecutive trading days immediately following the Put Date. In the event that the purchase price is less than 75% of the lowest closing bid prices of the Company’s common stock for the 10 trading days prior to the Put Date, the Company has the right to cancel the Put. The Company is obligated to pay a percentage of each Put as a placement agent fee, which fee will be negotiated between the Company and a registered broker-dealer.

In connection with the Investment Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering shares of common stock to be sold upon the issuance of a Put. The Company is obligated to use its best efforts to cause the Registration Statement to be filed with the SEC no later than May 15, 2006 and to be declared effective no later than July 23, 2006 and to insure that the registration statement remains in effect until the earlier of (i) all shares issuable pursuant to the Investment Agreement have been sold; or (ii) 36 months after the registration statement is declared effective.

In March 2006, the Company and a wholesale client, Motivano, reached an out-of-court settlement in regards to a lawsuit the Company had filed to enforce its right to audit the books and records of the wholesaler. The wholesaler agreed to allow an audit commencing sometime in May 2006. Although the outcome of the audit is not known, the Company expects that additional revenues are due to the Company for memberships that have not been reported and thus fees not remitted.

In March 2006, another wholesaler, International Med-Care (IMC), reported to the Company that it will be enrolling approximately 200,000 new members in May. As of May 1, 2006, IMC has already reported over 80,000 members. Annual revenue from this activity will produce about $420,000.

In March 2006, the Company sold the technology and patent rights for the PhotoScreener, which it had acquired in late 2004. The Company received $50,000 cash, the return of nearly 1.6 million shares of common stock it had issued for the acquisition, and the right to market the PhotoScreener for a commission, and the exclusive right to provide, for a fee, the interpretation/diagnosis of each film.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares The Amacore Group’s cash flows for the years 2005 and 2004:

	2005	2004
Net cash used by operating activities	$(1,767,197)	$(2,923,841)
Net cash used by investing activities	350	(170,901)
Net cash provided by financing activities	1,781,200	3,100,724

Net increase or (decrease) in cash	$14,353	$5,982

We funded The Amacore Group’s operations through the issuance of notes payable, amounting to $1,750,700 during 2005. All notes issued in 2005 except $320,000 of mandatory convertible debt have been converted to Class A common shares. The mandatory convertible debt convertible is into Class A common shares in June 2007.  Although management to date has been able to manage the cash flow shortfalls without interruption to our business, there can be no assurances that necessary financing will continue to be available. Management is seeking additional working capital to satisfy daily operating requirements. There can be no assurance that such additional financing will be available on terms acceptable to us.

During 2005, The Amacore Group issued approximately 22,166,664 shares of Class A common stock. A total of 2,797,745 shares were issued for services that either have been or will be performed by consultants, 50,000 were issued to a wholesale for a contract extension, 120,000 were issued due to a contract settlement, 1,562,500 shares were issued for the acquisition of the technology and patent rights related to the PhotoScreener™, 19,079,008 were issued upon conversion of notes payable and accrued interest. The Amacore Group also cancelled 3,305,786 shares of common stock due to a failed financing arrangement with Dunhill Capital, and another 150,000 shares the Amacore Group had issued to a group of investors as interest in lieu of cash. The resulting non-cash charge to expense resulting from the issuances of these securities in 2005 was $1,228,963.

In late December 2004, The Amacore Group signed an agreement with MasterCard International, Inc., whereby MasterCard would offer its members The Amacore Group’s mail order program. This relationship strengthened our contractual relationships with certain other accounts such as United Health Programs of America, Protective Marketing Enterprises and United Networks of America, in that by agreement with MasterCard, we were allowed to afford these accounts the right to offer their members the right to participate in the MasterCard/The Amacore Group program. Management is cautiously optimistic that these relationships will contribute to revenues in 2006 and beyond.

Item 7.  Financial Statements.

 REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Audit Committee
The Amacore Group, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of The Amacore Group, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of The Amacore Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Amacore Group, Inc. as of December 31, 2005 and 2004 and the results of operations, changes in shareholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/Brimmer, Burek & Keelan LLP

Brimmer, Burek & Keelan LLP
Certified Public Accountants
Tampa, Florida

May 19, 2006

THE AMACORE GROUP, INC.
fCONSOLIDATED BALANCE SHEETS

	2005	2004
ASSETS		(Restated)
Current assets
Cash	$21,761	$7,408
Accounts receivable (net of $50,000 allowance for doubtful accounts in 2005 and 2004)	25,923	50,184
Non-trade receivables and employee receivables	0	46,050
Prepaid expenses and deposits	42,626	132,334
Total current assets	90,310	235,976

Fixed assets (net of accumulated depreciation)	25,785	33,514
Intellectual property	92,051	2,307,572
Total assets	$208,146	$2,577,062

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$848,833	$788,745
Loans and notes payable	801,074	801,950
Accrued expenses and payroll taxes	649,004	319,829
Deferred compensation - related party	783,801	582,720
Deferred revenue	8,766	32,945
Derivative financial instruments	1,982,604	3,755,443
Total current liabilities	5,074,083	6,281,632

Long Term Liabilities
Convertible debenture	13,138	15,291
Deferred Revenue	37,365	154,044
Total long-term liabilities	50,503	169,355

Total liabilities	5,124,586	6,450,967

Redeemable preferred stock:
Series C Mandatory Redeemable Preferred Stock, 86 shares authorized, issued and outstanding (aggregate liquidation value: $860,000)	244,021	23,017

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000)	-	-
Series C, mandatory convertible stock, 86 shares authorized; 86 shares shares issued and outstanding respectively. (aggregate liquidation value: $860,000)	-	-
Common stock A ($.001 par value; 80,000,000 shares authorized; 45,496,840 and 23,174,173 shares issued and outstanding, respectively.)	45,497	23,170
Common stock B ($.001 par value; 20,000,000 shares authorized; 4,302,802 shares aand 4,462,802 shares issued and outstanding,respectively.)	4,303	4,463
Additional paid-in capital	47,712,559	48,643,295
Accumulated deficit	(52,922,820)	(52,567,850)
Total stockholders’ equity (deficit)	(5,138,961)	(3,896,922)

Total liabilities and stockholders’ equity (deficit)	$208,146	$2,577,062

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2005 and 2004

	2005	2004
REVENUES		(Restated)
Membership fees	$461,052	$163,279

OPERATING EXPENSES
Depreciation	7,379	3,252
Amortization	117,554	-
Rent	127,601	124,468
Consulting expense	1,198,551	31,217,164
Payroll expense	1,320,969	3,560,036
Professional expense	338,874	376,422
Insurance expense	122,796	129,608
Travel and entertainment	194,359	287,274
Marketing expense	0	483,000
Contract labor	62,866	46,931
Bad debt expense	(23,358)	106,185
Office expense	31,697	70,839
Relocation expense	0	43,696
Telephone	44,665	43,219
Trade shows	17,468	45,612
Selling, general and administrative expenses	240,535	259,299
Total expenses	3,801,959	36,797,005

Operating loss from operations before other income and expense	(3,304,907)	(36,633,726)

OTHER INCOME (EXPENSE)
Interest expense	(617,226)	(1,760,583)
Derivative instrument income (expense, net)	1,849,235	761,932
Settlement expense	(20,500)	(14,327)
Write-down of PhotoScreener	(2,224,468)	-
Total other income (expense)	(1,012,959)	(1,012,978)

Net loss	(4,353,866)	(37,646,704)
Preferred stock dividend and accretions	(221,004)	(23,017)

Net loss available to common stockholders	$(4,574,870)	$(37,699,721)

Basic and diluted loss per share	$(0.13)	$(1.83)

Basic and diluted weighted average number of common shares outstanding	34,317,405	20,608,587

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For The Years ended December 31, 2005 and 2004

	Preferred Stock						Common Stock
	Series A		Series B		Series C		Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Deficit	Total

Balance - December 31, 2003	380	-	-	-			3,060,720	3,062	255,540	255	10,095,012	(14,876,630)	(4,778,301)

Conversion of Preferred Stock to Common	(225)	-					90,000	90			90		180
Conversion of Common B to Common A							130,080	130	(130,080)	(130)			-
Common Stock issued for interest							370,000	370			1,211,430		1,211,800
Conversion of Debt and Accrued Interest to Common							8,841,351	8,841	249,204	249	4,704,658		4,713,748
Common Stock issued for debt							10,000	10			4,990		5,000
Common Stock issued for services							4,970,522	4,970	2,850,000	2,851	17,404,588		17,412,409
Common Shares issued for assets							1,037,500	1,037			2,648,858		2,649,895
Warrants issued with debt											310,218		310,218
Exercise of Warrants							4,660,000	4,660	1,238,138	1,238	241,484		247,382
Warrants issued for services											15,758,795		15,758,795
Preferred Stock dividends and accretion												(23,017)	(23,017)
Reclassifications of derivative financial instruments											(3,545,375)		(3,545,375)
Amortization of debt discount											(191,452)		(191,452)
Net Loss												(37,646,704)	(37,646,704)

Balance - December 31, 2004 (Restated)	155	$0	0	$0	0	$0	23,170,173	$23,170	4,462,802	$4,463	$48,643,295	$(52,567,850)	$(3,896,922)

Conversion of Common B to Common A							1,000,000	$1,000	(1,000,000)	$(1,000)			-
Common Stock issued for cash									840,000	840	36,660		37,500
Conversion of Debt to Common							18,038,294	18,038			1,555,552		1,573,590
Common Stock issued for asset							1,562,500	1,563			248,437		250,000
Common Stock issued for interest (cancelled)							(150,000)	(150)			(219,750)	219,900	-
Common Stock issued for services							2,755,876	2,756			713,538		716,294
Common Stock issued for contract settlement							120,000	120			(120)		-
Common Stock issued for services (cancelled)							(1,000,000)	(1,000)			(3,999,000)	4,000,000	-
Warrants issued for officers/directors											134,396		134,396
Warrants issued for services											70,088		70,088
Other Derivative Activities											529,463		529,463
Preferred Stock accretion												(221,004)	(221,004)
Net Loss												(4,353,866)	(4,353,866)

Balance - December 31, 2005	155	$0	0	$0	0	$0	45,496,840	$45,497	4,302,802	$4,303	$47,712,559	$(52,922,820)	$(5,138,961)

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005 and 2004

	2005	2004
		(Restated)
Cash flow from operating activities
Net loss	$(4,353,866)	$(37,646,704)
Adjustment to reconcile net loss to net cash provided by (used)in operating activities
Amortization of discount on convertible debt	48,083	15,291
Issuances of shares and warrants for services and interest	1,289,963	34,412,404
Depreciation	7,379	3,252
Amortization of intellectual property	117,554	-
LBI Investment charged to marketing expense	-	483,000
Impariment of intellectual property	2,348,020	-
Derivative instrument (income) expense, net	(1,772,839)	(761,932)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	24,261	5,271
(Increase) decrease in prepaid expenses	89,708	(121,777)
(Increase) decrease in other current assets	46,050	84,958
Increase (decrease) in accounts payable and accrued expenses	389,263	149,306
Net change in debt discount	-	241,310
Increase (decrease) in deferred compensation	201,081	94,912
Increase (decrease) in deferred revenue	(140,858)	(116,868)

Net cash provided (used) by operating activities	(1,767,197)	(2,923,841)

Cash flow from investing activities
Purchases of property and equipment	350	(30,151)
Investment in intangibles	-	(140,750)
Net cash provided (used) by investing activities	350	(170,901)

Cash flow from financing activities
Proceeds from sale of preferred stock	37,500	602,000
Proceeds from sale of long-term debt	400,000	-
Proceeds from short term borrowings loans and notes payable	1,350,700	3,027,342
Proceeds from exercise of warrants	-	247,764
		(550,000)
Payments on convertible notes	(7,000)	(226,382)
Net cash provided by financing activities	1,781,200	3,100,724

Increase (decrease) in cash	14,353	5,982

Beginning cash and cash equivalents	7,408	1,426

Ending cash and cash equivalents	$21,761	$7,408

CONTINUED

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
Year ended December 31, 2005 and 2004
(CONTINUED)

Supplemental cash flow disclosures
Cash paid for interest	$-	$10,500
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Accretion and dividends on preferred stock	$221,004	$23,017
Stock and warrants issued for services and interest	$1,228,963	$34,412,404
Stock issued for intangible	$250,000	$2,649,895
Reclassification of financial instruments from equity to liability	$-	$3,545,375

See notes to consolidated financial statements

NOTE 1 - NATURE OF OPERATIONS

The Amacore Group, Inc. (The Amacore Group) markets vision care benefit plans and enhancements to plans provided by others The Amacore Group's benefit plans and plan enhancements provide members and members of its plan sponsors (employers, associations and other organizations) the opportunity to obtain discounted The Amacore Group services and products from The Amacore Group’s national network of ophthalmic physicians, optometrists, eyewear suppliers, etc. The Amacore Group changed its name from Eye Care International, Inc. to The Amacore Group, Inc. as of March 31, 2005. These financial statements reflect the new name throughout.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2005 and 2004 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiary LBI, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The activities of LBI Inc. are immaterial for 2005 and 2004 and therefore are not reported as a segment since in management’s opinion; they do not utilize the results of LBI Inc’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, The Amacore Group considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible assets

Intangible assets consist primarily of intellectual property. Effective January 1, 2004 in accordance with SFAS 142. “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill is not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of 3-20 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Amacore Group has selected July 1, as the annual date to test these assets for impairment. The unamortized balance of the intellectual property as of December 31, 2005 was approximately $92,051. Based on the analysis of all relevant information at December 31, 2005, an impairment was charged to expense of approximately $2.3 million.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Amacore Group’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, The Amacore Group uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded for the years 2005 and 2004, other than the PhotoScreener noted above.   The Company has restated its financial statements for the year ended December 31, 2004 (as reflected in the financial statements) to reflect the correct accounting for derivatives financial instruments under the rules set forth in SFAS 133 and EITF 00-19.  The result of that restatement was to reclassify certain equity transactions as liabilities and value them at fair value in the approximate amount of $3,755,443 and as expense of approximately $1 million, or about $0.05 per share.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Concentrations of credit risk with respect to sales to customers existed for 2005 in that approximately 24% of total sales were to a single plan sponsor, down from 46% in 2004. The concentration of sales to one sponsor to that extent creates a risk that if that customer is lost, revenues would be significantly affected. The Amacore Group continues to expand its customer base, and expects to reduce the impact of that one customer in 2006 by the addition of several other significant plan sponsors.

Advertising Costs

The Amacore Group charges advertising costs to expense as incurred. Advertising expense was approximately $0 and $6,044 for 2005 and 2004 respectively.

Acquisition

In July 2004, The Amacore Group acquired 100% of the outstanding stock of LBI, Inc. (LBI) in exchange for $130,000 in cash and 100,000 shares of common A stock. Based upon the current trading value of the outstanding stock, the total purchase price was $483,000. LBI is a managing general agency providing the brokerage of various insurance products for employees for commission income to various large international corporations. LBI is a service company and had no material assets or liabilities at the date of acquisition and the entire purchase price was recorded as marketing expense in 2004.  It is anticipated that the activity of LBI will produce significant revenues and operating income for The Amacore Group.

Intellectual Property

In December 2004, The Amacore Group acquired 100% of the rights to a number of patents and technology known as the PhotoScreener (Screener). The PhotoScreener technology and related patents enable the owner to manufacture devices that can quickly scan individual eyes to discover medical abnormalities to be referred for treatment. The Screener can be used for preverbal infants as young as six months up to adults and has been effective in revealing early stage eye abnormalities that can be treated effectively. The Amacore Group purchased the technology for an initial payment of 937,500 shares of common A stock valued at approximately $2,307,572. The remainder of the purchase price was contingent on proving its marketibility with a final payment due by October 2005 in the amount of 1,562,500 shares.  The Company has the right to not make the final payment when due, and as a result would forfeit all rights to the patent and technology.  The Amacore Group has obtained an independent valuation of the technology in excess of the purchase price. The Company has determined that the useful life for purposes of amortization of the PhotoScreener patent (intellectual property) is 20 years. SFAS 142 provides the criteria to be considered in determining the useful life. Those criteria are: a) the expected use of the patent by the Company, b) the expected useful life of other assets which the useful life of the patent may relate, c) any legal, regulatory or contractual provisions that may limit the useful life of the patent, d) any legal, regulatory or contractual provisions that enable renewal or extension of the PhotoScreener patent without substantial cost, e) effects of obsolescence, demand, competition and other economic factors, and f) the level of maintenance expenditures required to obtain expected future cash flows from the PhotoScreener. After reviewing the criteria the Company concluded that a) the useful life of the PhotoScreener patent is 20 years, b) there are no other assets with which the PhotoScreener patent relates, c) the Company has all legal rights to the PhotoScreener patent, d) the expected cost of renewing the patent is minimal - less than $10,000, e) the patent and related technology are unique and the Company expects significant revenues from the use of the technology, and f) the patent does not require any maintenance to obtain the expected cash flows. In March 2006, the Company sold the its rights to the patents and technology of the PhotoScreener, and thus reduced the value on the Company’s books and records at December 31, 2005 by $2,348,020 to the net realizable value of $92,051.

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

Revenues from memberships are recognized over the life of the memberships which generally are one year from the month after a member signs up for the program. However The Amacore Group also sells smaller amounts of two and three year memberships which are amortized over their respective periods. The Amacore Group recognizes income from the sale of memberships on a wholesale basis over the life of the contract (where applicable) or on a month to month basis as plan sponsors report usage of memberships..  The Amacore Group also receives a minor amount of commission on sale of products. The Amacore Group receives orders by telephone and uses a fulfillment center to complete the sale.  Those revenues are recognized when the product is shipped and paid for by the customer.  Revenues from commissions are immaterial in amount.

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

Accounts Receivable

Accounts receivable, net are stated at estimated net realizable value. Accounts receivable are mostly comprised of balances due from memberships, net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. (See Note 4)

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. (See Note 9) The resulting discount to the redemption value of redeemable preferred securities is accreted through periodic charges to retained earnings over the term of the instrument using the Effective Method. (See Note 10).

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Model. See Note 15.

Income Taxes

The Amacore Group has adopted SFAS 109.  The Amacore Group has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.  The cumulative net operating losses of approximately $53.0 million can be carried forward to offset future taxable income.  The net operating loss carry-forward begins expiring in 2012.

Loss Per Common Share

Basic loss per common share was computed using (a) as the numerator, net loss adjusted for preferred stock dividends and accretions and (b) as the denominator, the weighted average number of shares outstanding during the periods presented. Diluted loss per common share is considered to be the same as basic loss per common share since the effects of convertible securities and common stock options equivalents are anti-dilutive.

NOTE 3 - INCOME TAXES

For the years ended December 31, 2005 and 2004, the temporary differences between book income and taxable income consisted of the deferred compensation.  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 34 percent.  The Amacore Group has had continued operating losses since inception and the prospect for utilization is remote therefore, no deferred tax liabilities or assets have been recorded.

Income taxes for the years ended December 31, 2005 and 2004 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2005	2004
Computed tax (benefit) expense at the statutory rate 34%	(2,100,000)	(13,000,000)
Change in deferred tax valuation	2,100,000	13,000,000

Current income tax expense (benefit)	-	-

Temporary differences that give rise to deferred tax assets and liabilities:

	2005	2004
Deferred tax assets:
Net operating loss carry forward	$19,900,000	$17,800,000
Less valuation allowance	(19,900,000)	(17,800,000)
Gross deferred tax asset	-	-
Gross deferred tax liability	-	-

Net deferred tax asset	$-	$-

As of December 31, 2005, realization of The Amacore Group’s net deferred tax assets of approximately $19,900,000 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the year ended December 31, 2005 was $2,100,000.

NOTE 4 - DUE TO STOCKHOLDERS/OFFICERS

As of December 31, 2005, due to stockholders/officers included the following:

	2005	2004

Deferred compensation	$783,801	$582,720

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	2005	2004

Accounts receivable	$25,923	$100,184
Less allowance for uncollectible accounts	-	(50,000)

Total	$25,923	$50,184

For the years ended December 31, 2005 and 2004, amounts expensed to bad debt was $(23,358) and $106,185, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	2005	2004

Machinery and equipment	$14,030	$14,030
Office furniture	59,434	59,434
Computers and equipment	29,604	29,954
	103,068	103,418
Less accumulated depreciation	(77,283)	(69,904)

Total	$25,785	$33,514

Depreciation expense for the years ended December 31, 2005 and 2004 was $7,379 and $3,252, respectively.

NOTE 7 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of December 31, 2005 and 2004:

	2005	2004
Notes payable to investors and shareholders; bearing
interest ranging from 5.75% through 12% per annum;
due through December 2005; currently in default.	$686,124	$687,000

Promissory note payable to shareholder investor;
bearing 1.53% interest per annum through June 2004,
increasing to 15% thereafter; currently in default.	114,950	114,950

Total notes and loans payable	801,950	801,950
Less discount on debt (See Note 2,
Stock Based Compensation)	-	-

Total	$801,074	$801,950

As of December 31, 2005, all notes and loans payable were classified as current maturities.

NOTE 8—CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Face value $221,667, 7% Convertible Debentures, due between February 10, 2007 and December 27, 2007 (a)	$6,150	$15,291

Face Value $320,000, 6% Convertible Debentures, due between March 28, 2008 and July 15, 2008 (b)	$6,988	$-
	$13,138	$15,291

(a) During 2004, the Company entered into a debt agreement to issue up to $400,000 convertible debentures. During the period February 10, 2004 and December 27, 2004, $370,000 face value of the debentures was issued. The debentures are immediately convertible into common stock of the Company, together with 7% interest, which is payable in either cash or common stock, at the option of the Company. The conversion price is the lesser of (a) 120% of the closing bid on the closing day, or (b) 75% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date. Proceeds from the 7% Convertible Debentures were allocated first to the embedded conversions feature and the residual to the debenture. See Note 15 Financial Instruments. The resulting discount amounted to $370,000 which is being amortized through periodic charges to interest expense using the effective method.

As of December 31, 2005, $148,333 of the debentures had been converted into 2,096,139 shares of Common stock at conversion rates between $0.0375 and $0.12. The conversion resulted in a loss on conversions of $92,124 that is included in interest expense.

(b) During March 2005, an agreement was signed whereby Divine Capital would raise up to $1.0 million of three-year, 6% convertible debentures. In March 2005, the Company received an initial investment of $305,000 from that financing arrangement and an additional $95,000 during the second and third quarters of 2005. The debentures are convertible into shares of the Company’s Class A common stock at a conversion price equal to 75% of the lowest closing bid price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures. Proceeds from the 6% convertible debentures were allocated first to the embedded conversion feature and the residual to the debenture. See Note 13 Financial Instruments. The resulting discount amounted to $400,000 which is being amortized through periodic charges to interest expense using the effective method.

The conversion of the debentures becomes mandatory on the third anniversary date of the final closing. The Company may, at its option, call for the redemption of all or part of these debentures, at any time prior to their maturity. The Company agreed to, and filed a registration statement to cover the resale of the shares issuable upon the conversion of the debentures. The debentures were issued to twelve accredited investors in reliance upon the exemption provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

(c) The effective interest rate used to amortize the debt discount on the 7% Convertible Debentures and the 6% Convertible Debentures amounted to 171.03% and 170.99%, respectively. Amortization of the discounts, which is included in interest expense, amounted to $61,275 and $15,291 during the years ended December 31, 2005 and 2004, respectively.

(d) The 7% Convertible Debenture and the 6% Convertible Debenture Agreements provide for liquidating damages to the investor if the Company does not obtain an effective registration statement covering securities into which these instruments can be converted. Liquidating damages under these terms commence 150 days following the closing of each traunch of financing. The Company has recorded liquidating damages of $87,920 and $32,300 during the years ended December 31, 2005 and 2004, respectively.

NOTE 9—PREFERRED STOCK

Series C Mandatorily Redeemable Preferred Stock:

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

As a result of the aforementioned allocation, the Series C Preferred Stock had no initial carrying value, but it will be accreted to its redemption value of $860,000 through periodic charges to retained earnings over the period through the redemption date. Accretions on the Series C Preferred Stock amounted to $221,004 and $23,017 during the years ended December 31, 2005 and 2004, respectively.

NOTE 10 - COMMON STOCK

In August 2005, The Amacore Group received approval from its shareholders, to increase its authorized shares from one hundred twenty million shares to six hundred forty million shares. The authorized shares for Class A common stock was increased from eighty million shares to five hundred million shares; its Class B shares from twenty million shares to one-hundred twenty million shares and its preferred shares remained at twenty million shares.

The Company’s authorized shares of common stock consist of two classes; 500,000,000 authorized Class A, and 120,000,000 authorized Class B. On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes per share.

During the year end of December 31, 2004, three investors holding a total of 225 shares of Series A preferred stock exercised their conversion privilege and converted their Series A preferred stock into 90,000 shares of Class A common stock. There were no conversion in 2005.

During the years ended December 31, 2005 and 2004, The Amacore Group issued 2.8 million shares and 3.6 million shares, respectively, in accordance with various consulting/financing agreements, as well as .2 million warrants and 5.7 million warrants, respectively.   One million shares, which were issued in 2004 were can cancelled in 2005 due to lack of consideration.  The value of warrants was determined using the fair value method and the common stock was valued at the market value at the time of issuance. This resulted in a non-cash charge to expense in 2005 of $1,837,919, compared to $29,003,644 in 2004.

Reacquisition of common stock

The Company originally issued 1.15 million shares of Class A common stock to May Davis in connection with their agreement to raise funds for the Company.  The agreement provided for a return of the shares of certain levels of financing were not achieved by a stipulated date.  May Davis did not fulfill on its obligation to meet the financing amount by the stipulated date so the Company exercised its regrets to reacquire the shares.  The reacquisition it treated as a contraction of its capital structure and a constructive retirement of the shares.  It is not the intention of the Company to reissue the shares and the common stock, paid in capital accounts are adjusted in accordance with the original issue amounts with a corresponding charge to retained deficit.

NOTE 11 - WARRANTS

During the years ended December 31, 2005 and 2004, The Amacore Group issued warrants to purchase 2,825,000 and 7,994,279 shares of Class A common stock, respectively.  At December 31, 2005 there were 4,472,428 warrants to purchase Class A common stock outstanding, exercisable at varying prices through 2011.  The following table summarizes this warrant activity:

	2005		2004
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	2,447,090	$2.38	2,325,949	$2.30
Additional warrants	2,825,000.16		7,994,279	4.10
Warrants cancelled/expired	799,662	2.35	-	-
Warrants exercised	-	-	(7,873,138)	3.71
Warrants outstanding, ending of year	4,472,428	$.74	2,447,090	$2.38

The following table summarizes the status of warrants outstanding at December 31, 2005; all warrants are immediately exercisable:

Exercisable and Outstanding Warrants
Exercise Price	Number	Weighted average remaining contractual life in years
$0.01	193,600	1.56
0.05	53,400	1.40
0.15	200,000	2.25
0.16	2,425000	4.35
0.21	200,000	3.58
1.25	606,000	4.66
2.40	400,000	3.67
2.50	333,428.24
5.00	61,000.85

During 2004, as further discussed in Note 15, “Financial Instruments,” all previously outstanding warrants were reclassified as derivative financial instruments.

NOTE 12 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation.

The following sets for the computation of basic and diluted net earnings (loss) per common share for the years ended December 31, 2005 and 2004:

	2005	2004
Numerator:
Net income (loss)	$(4,353,866)	$(37,646,704)
Less preferred stock dividend and accretions	(221,004)	(23,017)

Net loss applicable to common stockholders	(4,574,870)	$(37,669,721)

Denominator:
Weighted average basic share outstanding	34,317,405	20,608,587
Stock options
Warrants
Convertible note

Weighted average fully diluted shares outstanding	34,317,405	20,608,587
Net earnings per common share - basic and diluted	$(0.13)	$(1.83)

During the period presented, common stock equivalents were not considered as their effect would be anti-dilutive.

NOTE 13 - STOCK OPTION PLAN

The 1997 Stock Option Plan (Plan) is administered by the Board of Directors or a committee thereof and provides for options to purchase 750,000 shares of Class A common stock to be granted under the Plan to employees (including officers), directors, independent contractors and consultants to The Amacore Group.  The Plan authorizes the issuance of incentive stock options (ISOs), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (NQSOs) and stock appreciation rights (SARs).  Consultants and directors who are not also employees of The Amacore Group are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of The Amacore Group or a subsidiary of The Amacore Group, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the common stock at the time of grant. Generally, options shall be exercisable at 20%, per year, and shall be outstanding for ten years.

As of December 31, 2005 and   2004, no options have been granted under the Plan.

NOTE 14—FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The carrying amounts of loans and notes payable approximates fair value based on interest rates that approximate market interest rates for these instruments.

The fair value of the 7% Convertible Debentures amount to approximately $180,250 and $243,075, respectively, as of December 31, 2005 and 2004 (See Note 8—Convertible Debentures). Fair values for the convertible debentures were calculated at net present value using the Company’s weighted average borrowing rate of 12.4% for debt instruments without conversion features applied to total future cash flows of the instruments.

Derivative Financial Instruments

The caption derivative financial instruments consists of (a) the embedded conversion feature bifurcated from the 7% Convertible Debentures, (b) the embedded conversion feature bifurcated from the Series C Preferred Stock, (c) the Warrants issued in connection with the Series C Preferred Stock, and (d) Other Warrants. (Also See Note 8—Convertible Debentures and Note 10—Redeemable Preferred Stock). These derivative financial instruments are indexed to an aggregate of 18,483,214 shares at December 31, 2005 (5,072,000 shares at December 31, 2004) and are carried at fair value. The following tabular presentation sets forth information about the derivative financial instruments.
As of and for the year ended December 31, 2005:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$289,540	$520,325	$1,019,259	$1,829,124
Fair value adjustments:
Contract inception	$-	$360,933	$-	$360,933
End of period	(57,155)	275,407	(8,273)	209,912
Total period (income) loss	$(57,155)	$636,340	$(8,273)	$570,912

Warrants:	Warrants (Note 9)	Other Warrants (a)	Total
Fair value	$20,000	$133,478	$1,982,602
Fair value adjustments:
Contract inception	$-	$-	$360,933
End of period	(284,000)	(1,750,783)	(1,824,804)
Total period (income) loss	$(284,000)	$(1,750,783)	$(1,463,871)

As of and for the year ended December 31, 2004:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$539,648	$-	$1,027,533	$1,567,181
Fair value adjustments:
Contract inception	$195,197	$-	$469,783	$664,980
End of period	(25,548)	-	(44,249)	(69,797)
Total period (income) loss	$169,649	$-	$425,534	$595,183

Warrants:	Warrants (Note 9)	Other Warrants (a)	Total
Fair value	$304,000	$1,884,262	$3,755,443
Fair value adjustments:
Contract inception	$976,000	$-	$1,640,980
End of period	(672,000)	(1,661,115)	(2,402,912)
Total period (income) loss	$304,000	$(1,661,115)	$(761,932)

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

(b) Fair value for option-based financial instruments is determined using the Black-Scholes Valuation Model. Significant assumptions as of December 31, 2005 for the embedded conversion feature on the 7% Convertible Debentures, the embedded conversion feature on the 6% Convertible Debentures, the embedded conversion feature on the Series C Preferred Stock and the Warrants, respectively, included: strike price-$0.03, $0.03, $0.03 and $2.40; volatility-249% for all instruments; term-remaining term of conversion feature for all instruments; and, risk free rate-3.82% for all instruments. Significant assumptions as of December 31, 2004 for the embedded conversion feature on the 7% Convertible Debentures, the embedded conversion feature on the Series C Preferred Stock and the Warrants, respectively, included: strike price-$0.50, $0.58 and $2.40; volatility-249% for all instruments; term-remaining term of conversion feature for all instruments; and, risk free rate-3.82% for all instruments.

NOTE 15 - COMMITMENTS AND CONTINGENCY

The Amacore Group is committed under a lease for office space through May 31, 2006.  For the years ended December 31, 2005 and 2004, rent expense was approximately $127,602 and $124,468, respectively.

The following is a schedule of future minimum lease payments (net of sales tax) required under a new one-year lease for facilities located at 1211 N. Westshore Blvd, Suite512, Tampa, FL 33607, which The Amacore Group will be moving into on June 1, 2006.

Year ending December 31,

2006	$31,500
2007	$22,500

NOTE 16 - LITIGATION AND CONTINGENCIES

At December 31, 2005, The Amacore Group was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

NOTE 17 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of The Amacore Group as a going concern.  However, The Amacore Group has sustained operating losses in recent years.  Further for the year ended December 31, 2005, The Amacore Group had negative working capital of approximately $4,983,773, a net loss of $4,574,870 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $52,567,850.  Although these factors raise substantial doubt about the ability of The Amacore Group to continue as a going concern The Amacore Group has taken several actions to ensure that The Amacore Group will continue as a going concern through December 31, 2006.  The Company has obtained access to additional financing of up to $10 million from Dutchess Private Equities Fund (see note 20).

NOTE 18 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, The Amacore Group had an employment agreement with its President and Chief Executive Officer, Clark Marcus.  The agreement, which originally had an expiration date of September 20, 1999, was extended by resolution of the Board of Directors, on February 15, 1996, for a period of five years, originating upon the date the executive commences to receive his full compensation, as provided under the terms of the employment agreement.  Therefore the original agreement is still in effect.

As of December 31, 2005, a total of $412,797 deferred compensation was due to this executive.  Of this amount, $282,123 was due for services performed during the years ended December 31, 2005, 2004 and 2003 and $130,674 for services performed in years prior to at December 31, 2003.

During the years ended December 31, 2005 and 2004, The Amacore Group had an employment agreement with James Koenig, Acting Chief Financial Officer.  The agreement originally had an expiration date of February 1, 2001.  The Board of Directors extended this agreement on the same terms as described for its President and Chief Executive Officer.

As of December 31, 2005 and 2004, The Amacore Group had accrued deferred compensation of approximately $371,004 for services performed during the years ended 2005, 2004 and 2003 by Mr. Koenig.

The terms of the employment agreements include annual salary increases and bonuses, to be determined by the Board of Directors.  In addition, to fringe benefits afforded to other senior executives, The Amacore Group is obligated to pay premiums for life, travel and accident insurance, with a double indemnity provision, in the amount of five times the President and Chief Executive Officer’s base compensation, with the beneficiary to be designated by the executive.

NOTE 20 - SUBSEQUENT EVENTS

During the first quarter of 2006, the Company issued 1 million shares of common stock as a result of $21,750 of the Divine mandatory convertible, 7% debentures being converted at $0.02175 per share, and 285,714 shares as a result of $6,000 of the May Davis, 6% mandatory convertible debentures being converted at $0.021 per share.

Also, during the first quarter of 2006, the Company issued a $277,000 one-year, eight percent promissory notes to nine accredited investors. Immediately $66,000 of the notes were converted to 2,118,750 shares of common stock at a conversion rate ranging from $0.025 to $0.04 per share.

On April 24, 2006, The Amacore Group, Inc. (the “Company”) entered into an Investment Agreement with Dutchess Private Equities Fund, LP, (“Dutchess”), pursuant to which the Company has the right, but not an obligation, to sell to Dutchess up to $10 million of the Company’s common stock over a period of thirty-six months, after a registration statement for the stock has been declared effective by the U.S. Securities and Exchange Commission (“SEC”). In accordance with the agreement, the Company is entitled to place, as often as once every five trading days, a “Put” with Dutchess equal to either $100,000 or 200% of the averaged daily trading volume multiplied by the average of the three daily closing prices immediately preceding the date of issuance of the Put (the “Put Date”). The purchase price is set at ninety-three percent (93%) of the lowest closing bid price of the stock during the five (5) consecutive trading days immediately following the Put Date. In the event that the purchase price is less than 75% of the lowest closing bid prices of the Company’s common stock for the 10 trading days prior to the Put Date, the Company has the right to cancel the Put. The Company is obligated to pay a percentage of each Put as a placement agent fee, which fee will be negotiated between the Company and a registered broker-dealer.

In connection with the Investment Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering shares of common stock to be sold upon the issuance of a Put. The Company is obligated to use its best efforts to cause the Registration Statement to be filed with the SEC no later than May 15, 2006 and to be declared effective no later than July 23, 2006 and to insure that the registration statement remains in effect until the earlier of (i) all shares issuable pursuant to the Investment Agreement have been sold; or (ii) 36 months after the registration statement is declared effective.

In March 2006, the Company and a wholesale client, Motivano, reached an out-of-court settlement in regards to a lawsuit the Company had filed to enforce its right to audit the books and records of the wholesaler. The wholesaler agreed to allow an audit commencing sometime in May 2006. Although the outcome of the audit is not known, the Company expects that additional revenues are due to the Company for memberships that have not been reported and thus fees not remitted.

In March 2006, another wholesaler, International Med-Care (IMC), reported to the Company that it will be enrolling approximately 200,000 new members in May. As of May 1, 2006, IMC has already reported over 80,000 members. Annual revenue from this activity will produce about $420,000.

In March 2006, the Company sold the technology and patent rights for the PhotoScreener, which it had acquired in late 2004. The Company received $50,000 cash, the return of nearly 1.6 million shares of common stock it had issued for the acquisition, and the right to market the PhotoScreener for a commission, and the exclusive right to provide, for a fee, the interpretation/diagnosis of each film.

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

PART III
Item 9.  Directors and Executive Officers.

The following is a list of our directors and executive officers:

Name	Age	Position
Clark A. Marcus	64	Chairman, President, Chief Executive Officer and Director

James L. Koenig	59	Acting CFO, Secretary and Director

Arnold Finestone	75	Director

William H. Koch, M.D.	67	Director

Sharon Kay Ray	48	Director

Arthur Yeap	50	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than ten percent of our class A common stock to file certain reports of ownership and changes in ownership with the SEC within specified time periods. Officers, directors and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2005.

Item 10.  Executive Compensation

The following table sets forth the compensation paid to, earned by or accrued for our Chief Executive Officer and each of our other executive officers for whom more than $100,000 was paid or accrued as compensation for the years ended December 31, 2005, 2004, and 2003 (collectively, the "Named Executive Officers"):

Annual Compensation (3)

Name and Principal Position	Year	Cash Compensation	Other Compensation	Bonus

Clark Marcus	2005	$324,374	$171,927 (1)	$89,597 (4)
Chief Executive Officer and President	2004	$426,389	$111,701 (1)	$2,211,250(4)
	2003	$207,434	$549,834 (1)	-

James L. Koenig Senior Vice President, Chief Financial
Officer (retired 8/16/04)and Secretary,	2005	$153,353	$99,083 (2)	$44,799 (4)
Acting Chief Financial Officer (3/01/05 -	2004	$250,381	$184,686 (2)	$71,250(4)
Present)	2003	$109,663	$210,907(2)	-
 _______________

(1)
Includes auto allowance of $6,000 for each year; deferred compensation (compensation earned in accordance with employment agreement, but not paid) of $268,850 for 2003, $105,710 for 2004, and $165,927 for 2005 and forgiveness of debt of $274,984 in 2003.

(2)
Includes auto allowance of $6,000 for each year; deferred compensation (compensation earned in accordance with employee agreement, but not paid) of $170,686 in 2003, $93,083 in 2004, and $148,537 for 2005, and forgiveness of debt of $8,000 in 2003.

(3)	There was no Long-Term Compensation for the officers.

(4)
Represents the fair value of 775,000 shares and 25,000 shares granted to Mr. Marcus and Mr. Koenig, respectively, in 2004; and 1 million warrants and 500,000 warrants granted to Mr. Marcus and Mr. Koenig, respectively, in 2005.

Employment Agreements

Clark Marcus serves as our Chief Executive Officer pursuant to an employment agreement which expires in September 2008. The agreement provides for a salary of $150,000 per annum, increased by an amount equal to the greater of fifteen percent (15%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus beginning at three percent (3%) of Amacore Group's pre-tax profits in any year that our revenues exceed $1 million and increasing up to seven percent (7%) of our pre-tax profits in any year that revenues exceed $4 million. The actual amount paid to Mr. Marcus, excluding an auto allowance of $6,000, and deferred salary of $165,927, for the year ending December 31, 2005 was $324,374. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Marcus' employment is terminated within 12 months following a change in control, Mr. Marcus will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years. Amacore Group has amended Mr. Marcus’ agreement for extensions for periods that he has not received his full annual salary, currently resulting in extension through the year 2008.

James L. Koenig served as our Senior Vice President and Chief Financial Officer until August 16, 2004, when retired, pursuant to an employment agreement which would have expired in February 2008. Following the termination of Mr. Scott Carson in April 2005, Mr. Koenig agreed to temporarily resume the responsibilities of Acting Chief Financial Officer and he continues as Secretary. The agreement, which was reinstated, provided for a salary of $125,000 per annum, increased by an amount equal to the greater of ten percent (10%) of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus of three percent (3%) of our pre-tax profits in any year that our revenues exceed $1 million. Amacore Group is obligated to pay his deferred compensation totaling $371,004 when it has the ability to do so.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock options or stock appreciation rights were granted by Amacore Group to the named executive officers in 2005.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR TABLE

At December 31, 2005, Amacore Group had no stock options or stock appreciation rights outstanding.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of May 1, 2006 by (i) each stockholder known by us to be a beneficial owner of more than five percent of the outstanding common stock; (ii) each executive officer and director; and (iii) all directors and officers as a group.

	Amount and Nature Of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Name	Class A Common Stock	Class B Common Stock	As a % of All Common Stock	As a % of All Class A	As a % of All Class B

Clark Marcus (3)	-	2,583,060	4.2%	-	44.5%
Sharon Kay Ray (3)	150,000	24,640	*	*	*
James L. Koenig (3)	-	1,173,882	1.9%	-	20.2%
William Koch (3)	162,548	5,000	*	*	*
Arnold Finestone (3)	146,390	--	*	*	--
Arthur Yeap (3)	156,581	--	*	*	--
All officers and directors as a group (7 persons)	615,519	3,786,582	7.2%	1.1%	65.3%

 _______________________________
*                       Less than 1%
(1)      Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to beneficially own any shares that such person has the right to acquire within 60 days after May1, 2006.

(2)      Calculated as a percentage of the total number of shares of common stock issued and outstanding without respect to voting power. Each share of class B common stock is entitled to five votes per share, as compared to one vote per share of class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on May 1, 2006, any shares, which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person. As of May 1, 2006, we had 55,272,548 shares of class A common stock outstanding (including 2,972,428 warrants)and 5,802,802 shares of class B common stock outstanding (including 1,500,000 warrants), or a total of 61,075,350 shares of common stock outstanding (including 4,472,428 warrants).

(3)      Address is c/o The Amacore Group, Inc., 1511 North Westshore Boulevard, Suite 925, Tampa, Florida 33607.

Item 12.     Certain Relationships and Related Transactions.

In March 2003, Mr. Marcus and Mr. Koenig forgave Amacore Group deferred compensation for fiscal years 2000, 2001 and 2002 of $426,484 and $511,654, respectively, leaving deferred compensation of approximately $100,000 owing to Mr. Marcus and zero to Mr. Koenig. Amacore Group owes Mr. Marcus and Mr. Koenig deferred compensation for the years 2003, 2004 and 2005 of $412,797 and $371,004, respectively. The deferred compensation does not bear interest. Also in March 2003, Amacore Group forgave Mr. Marcus and Mr. Koenig of indebtedness of loans of $274,984 and $8,000 respectively.

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

We are filing the exhibits listed below with this Report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:	Amacore Group filed the following Reports on Form 8-K during the last quarter of the fiscal year of December 31, 2005:

None

Item 14.  Principal Accountant Fees and Services.

	Fiscal year ending December 31, 2005	Fiscal year ending December 31, 2004

Audit Fees	$52,391	$58,608
Audit Related Fees	0	0
Tax Fees	$0	0
All Other Fees	$77,138	$12,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    May 19, 2006

AMACORE GROUP INTERNATIONAL INC.

By: /s/ Clark A. Marcus President and Chief Executive officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on May 19, 2006 in the capacities indicated.

Signature	Title

/s/ Clark A. Marcus Clark A. Marcus	Chief Executive Officer, President and a Director (Principal Executive Officer)

/s/ James L. Koenig James L. Koenig	Acting Chief Financial Officer, Secretary and a Director

/s/ William Koch, M.D William Koch, M.D.	Director

/s/ Sharon Kay Ray Sharon Kay Ray	Director

Arnold Finestone Arnold Finestone	Director

/s/ Arthur Yeap Arthur Yeap	Director