Form 10QSB
period 2006-03-31
AMACORE GROUP, INC.
filed 2006-06-19
CIK 949394

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
/X/      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

/_/      Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ______ to ____________

Commission file number 0-27889

THE AMACORE GROUP, INC.

Delaware	59-3206480
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1211 North Westshore Boulevard, Suite 512
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

Yes X      No __

As of June 7, 2006, the issuer had outstanding 56,678,682 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ___      No X

THE AMACORE GROUP, INC.

FORM 10-QSB

INDEX

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.
THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	March 31	Dec. 31
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash	$27,271	$21,761
Accounts receivable	9,045	25,923
Prepaid expenses and deposits	31,001	42,626
Total current assets	67,317	90,310

Fixed assets (net of accumulated depreciation)	23,925	25,785
Intellectual property (net of accumulated amortization)	-	92,051
Total assets	$91,242	$208,146

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$863,285	$848,833
Loans and notes payable	1,012,074	801,074
Accrued expenses and payroll taxes	696,797	649,004
Deferred compensation - related party	887,880	783,801
Deferred revenues	8,524	8,766
Derivative financial instruments	1,414,670	1,982,604
Total current liabilities	4,883,230	5,074,083

Long Term Liabilities
Convertible debenture	50,248	13,138
Deferred revenue	36,437	37,365
Total long-term liabilities	86,685	50,503

Total liabilities	4,969,914	5,124,586

Redeemable Preferred Stock:
Series C, mandatory convertible stock, 86 shares authorized; 86 shares issued and outstanding. (aggregate liquidation value: $860,000)	440,126	244,021

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 and 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000.)	-	-
Common stock A ($.001 par value; 500,000,000 shares authorized; 47,253,830 and 45,496,840 shares issued and outstanding, respectively.)	47,254	45,497
Common stock B ($.001 par value; 120,000,000 shares authorized; 4,302,802 shares and 4,302,802 shares issued and outstanding, respectively.)	4,303	4,303
Additional paid-in capital	48,121,864	47,712,559
Accumulated deficit	(53,492,219)	(52,922,820)
Total stockholders’ equity (deficit)	(5,318,798)	(5,160,461)
Total liabilities and stockholders’ equity (deficit)	$91,242	$208,146

See Notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited) (Restated)
REVENUES
Membership fees	$66,916	$88,732

OPERATING EXPENSES
Depreciation	1,860	1,877
Amortization of Intellectual property	-	28,845
Rent	32,478	32,378
Consulting expense	81,041	730,793
Payroll expense	300,347	252,317
Professional expense	32,402	73,761
Insurance expense	30,236	35,793
Travel and entertainment	28,854	32,631
Contract labor	13,000	17,865
Office expense	5,623	15,667
Telephone	8,978	14,201
Trade shows	-	4,833
Selling, general and administrative expenses	21,605	67,862
Total expenses	556,423	1,308,823

Operating loss from operations before other income and expense	(489,507)	(1,220,089)

OTHER INCOME (EXPENSE)
Derivative instrument income (expense, net)	208,519	909,824
Interest expense	(101,090)	(369,488)
Total other income (expense)	107,429	540,336

Net loss	$(382,078)	$(679,753)
Preferred stock dividend and accretions	(196,106)	(18,535)

Net loss available to common shareholders	$(578,184)	$(698,288)

Basic and diluted loss per share	$(0.01)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	49,788,467	24,253,863

See Notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited) (Restated)

Cash flow from operating activities
Net loss	$(382,078)	$(679,753)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Issuances of shares and warrants for services and interest	-	589,808
Depreciation	1,860	1,877
Amortization of intellectual property	-	28,845
Amortization of discount on convertible debt	64,860	36,675
Derivative Instrument (income) expense, net	(208,519)	(909,824)
Derivative Interest Expense	-	273,524
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	16,878	28,964
(Increase) decrease in prepaid expenses	11,625	55,884
Increase (decrease) in accounts payable and accrued expenses	70,975	75,685
Increase (decrease) in deferred compensation	104,079	(37,022)
Increase (decrease) in deferred revenue	(1,170)	(32,235)

Net cash provided (used) by operating activities	(321,490)	(567,572)

Cash flow from investing activities
Sale of property and equipment	50,000	350
Net cash provided (used) by investing activities	50,000	350

Cash flow from financing activities
Proceeds from sales of common stock	-	37,500
Proceeds from long-term debt	-	305,000
Proceeds from short term borrowings loans and notes payable	277,000	391,500
Payments on convertible notes	-	(6,000)
Net cash provided by financing activities	277,000	728,000

Increase (decrease) in cash	5,510	160,778

Beginning cash and cash equivalents	21,761	7,408

Ending cash and cash equivalents	$27,271	$168,186

Supplemental disclosures Interest paid	$--	$-
Common stock and warrants issued for services	$--	$589,808
Taxes paid	$--	$-

See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The Amacore Group, Inc. (The Amacore Group) markets vision care benefit plans and enhancements to plans provided by others.  The Amacore Group's benefit plans and plan enhancements provide members and members of its plan sponsors (employers, associations and other organizations) the opportunity to obtain discounted The Amacore Group services and products from The Amacore Group’s national network of ophthalmic physicians, optometrists, eyewear suppliers, etc. The Amacore Group changed its name from Eye Care International, Inc. to The Amacore Group, Inc. as of March 31, 2005. These financial statements reflect the new name throughout.

March 31, 2006 results may not be indicative of the results for the entire 2006 year.  Management has made all recurring normal adjustments to the books and records and financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiary LBI, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The activities of LBI Inc. are immaterial for the first three months of 2006 and 2005 and therefore are not reported as a segment since in management’s opinion; they do not utilize the results of LBI Inc’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, The Amacore Group considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible assets

Intangible assets consist primarily of intellectual property. Effective January 1, 2004 in accordance with SFAS 142. “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill is not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of 3-20 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Amacore Group had selected July 1, as the annual date to test these assets for impairment. The unamortized balance of the intellectual property as of December 31, 2005 was approximately $92,051. Based on the analysis of all relevant information at December 31, 2005, an impairment of approximately $2.3 million was recorded in 2005. The asset was sold in March 2006 for $50,000 and the return of 1.75 million shares of the Company's common stock, previously issued in the acquisition of the asset.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Amacore Group’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, The Amacore Group uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded during the first three months ended March 31, 2006 or for the year 2005 other than the PhotoScreener noted above.

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

Intellectual Property

In December 2004, The Amacore Group acquired 100% of the rights to a number of patents and technology known as the PhotoScreener (Screener). The PhotoScreener technology and related patents enable the owner to manufacture devices that can quickly scan individual eyes to discover medical abnormalities to be referred for treatment. The Screener can be used for preverbal infants as young as six months up to adults and has been effective in revealing early stage eye abnormalities that can be treated effectively. The Amacore Group purchased the technology for an initial payment of 937,500 shares of common A stock valued at approximately $2,307,572. The remainder of the purchase price was contingent on proving its marketibility with a final payment due by October 2005 in the amount of 1,562,500 shares.  The Company has the right to not make the final payment when due, and as a result would forfeit all rights to the patent and technology.  The Amacore Group has obtained an independent valuation of the technology in excess of the purchase price. The Company has determined that the useful life for purposes of amortization of the PhotoScreener patent (intellectual property) is 20 years. SFAS 142 provides the criteria to be considered in determining the useful life. Those criteria are: a) the expected use of the patent by the Company, b) the expected useful life of other assets which the useful life of the patent may relate, c) any legal, regulatory or contractual provisions that may limit the useful life of the patent, d) any legal, regulatory or contractual provisions that enable renewal or extension of the PhotoScreener patent without substantial cost, e) effects of obsolescence, demand, competition and other economic factors, and f) the level of maintenance expenditures required to obtain expected future cash flows from the PhotoScreener. After reviewing the criteria the Company concluded that a) the useful life of the PhotoScreener patent is 20 years, b) there are no other assets with which the PhotoScreener patent relates, c) the Company has all legal rights to the PhotoScreener patent, d) the expected cost of renewing the patent is minimal - less than $10,000, e) the patent and related technology are unique and the Company expects significant revenues from the use of the technology, and f) the patent does not require any maintenance to obtain the expected cash flows. In March 2006, the Company sold its rights to the patents and technology of the PhotoScreener, and thus reduced the value on the Company’s books and records at December 31, 2005 by $2,348,020 to the net realizable value of $92,051.

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

Accounts Receivable

Accounts receivable, net are stated at estimated net realizable value. Accounts receivable are mostly comprised of balances due from memberships, net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. (See Note 6)

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. (See Note 13) The resulting discount to the redemption value of redeemable preferred securities is accreted through periodic charges to retained earnings over the term of the instrument using the Effective Method. (See Note 10).

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

NOTE 3 - RESTATEMENT OF 2005 FINANCIAL STATEMENTS

Derivative Financial Instruments

In 2005, the Company corrected its accounting for (a) derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended, and (b) instruments with characteristics of temporary equity to conform with ASR 268. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances; derivative financial instruments have been recorded as liabilities and are carried at fair value. Other instruments, such as warrants, where physical or net-share settlement is not with the Company’s control are recorded as liabilities and carried at fair value. Finally, instruments that were initially recorded as equity were reclassified to liabilities at the time that the Company no longer possessed the ability to settle the instruments on a physical or net-share basis. As a result of the correction in accounting for derivative financial instruments, the net loss for the quarter ended March 31, 2005 (as originally reported) of $1,214,553 was decreased by $516,265 to $698,288; and the loss per common share was reduced by $.02 per common share from $.05 per common share to $.03 per common share.

NOTE 4 - INCOME TAXES

For the quarters ended March 31, 2006 and 2005, the temporary differences between book income and taxable income consisted of the derivative financial instrument income (expense).  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 34 percent.  The Amacore Group has had continued operating losses since inception and the prospect for utilization is remote therefore, no deferred tax liabilities or assets have been recorded.

Income taxes for the quarters ended March 31, 2006 and 2005 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2006	2005
		(Restated)
Computed tax (benefit) expense at the statutory rate 34%	(129,900)	(231,100)
Permanent difference - Derivative Income/(Expense) and Other	(75,800)	(314,900)
	(205,700)	(546,000)
Change in deferred tax valuation	205,700	546,000
Current income tax expense (benefit)	-	-

Temporary differences that give rise to deferred tax assets and liabilities:

	2006	2005
		(Restated)
Deferred tax assets:
Net operating loss carry forward	$20,105,700	$18,346,000
Less valuation allowance	(20,105,700)	(18,346,000)
Gross deferred tax asset	-	-
Gross deferred tax liability	-	-
Net deferred tax asset	$-	$-

As of March 31, 2006, realization of The Amacore Group’s net deferred tax assets of approximately $20,105,700 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the quarter ended March 31, 2006 was $205,700.
NOTE 5 - DUE TO STOCKHOLDERS/OFFICERS

As of March 31, 2006, due to stockholders/officers included deferred compensation of $887,880.

NOTE 6 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for uncollectibles, was $9,045 as of March 31, 2006.

NOTE 7 - FIXED ASSETS, NET

As of March 31, 2006, property and equipment, net of accumulated depreciation of $79,143, was $23,925.

NOTE 8 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of March 31, 2006 and 2005:

	March 31,
	2006	2005
Notes payable to investors; bearing interest rates ranging
from 8% to 10% per annum and due through March 2007	$211,000	$–

Notes payable to investors and shareholders; bearing
interest ranging from 5.75% through 12% per annum;
due through December 2005; currently in default.	$686,124	$687,500

Promissory note payable to shareholder investor;
bearing 1.53% interest per annum through June 2004,
increasing to 15% thereafter; currently in default.	114,950	$114,950

Total notes and loans payable	1,012,074	$802,450

As of March 31, 2006, all notes and loans payable were classified as current maturities.

NOTE 9—CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Face value $215,667, 7% Convertible Debentures, due between February 10, 2007 and December 27, 2007 (a)	$37,589	$6,150

Face Value $298,250, 6% Convertible Debentures, due between March 28, 2008 and July 15, 2008 (b)	$12,659	$6,988
	$50,248	$13,138

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

As of March 31, 2006, $154,333 of the debentures had been converted into 2,381,853 shares of Common stock at conversion rates between $0.021 and $0.12. The conversion resulted in a loss on conversions of $4,976 and $92,124 for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, and is included in interest expense.

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

(c) The effective interest rate used to amortize the debt discount on the 7% Convertible Debentures and the 6% Convertible Debentures amounted to 171.03% and 170.99%, respectively. Amortization of the discounts, which is included in interest expense, amounted to $38,638 and $61,275 during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

(d) The 7% Convertible Debenture and the 6% Convertible Debenture Agreements provide for liquidating damages to the investor if the Company does not obtain an effective registration statement covering securities into which these instruments can be converted. Liquidating damages under these terms commence 150 days following the closing of each traunch of financing. The Company has recorded liquidating damages of $5,550 and $87,920 during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

NOTE 10—PREFERRED STOCK

Series C Mandatory Redeemable Preferred Stock:

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

As a result of the aforementioned allocation, the Series C Preferred Stock had no initial carrying value, but it will be accreted to its redemption value of $860,000 through periodic charges to retained earnings over the period through the redemption date. Accretions on the Series C Preferred Stock amounted to $196,106 and $221,004 during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

NOTE 11 - COMMON STOCK

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

Dilutive loss per share is considered to be the same as basic loss per share since the effect of common stock equivalents are anti-dilutive.

NOTE 13—FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The caption derivative financial instruments consists of (a) the embedded conversion feature bifurcated from the 7% Convertible Debentures, (b) the embedded conversion feature bifurcated from the Series C Preferred Stock, (c) the Warrants issued in connection with the Series C Preferred Stock, and (d) Other Warrants. (Also See Note 9—Convertible Debentures and Note 10—Redeemable Preferred Stock). These derivative financial instruments are indexed to an aggregate of 36,932,378 shares at March 31, 2006 (18,483,214 shares at December 31, 2005) and are carried at fair value. The following tabular presentation sets forth information about the derivative financial instruments.

As of and for the three ended March 31,2006:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$302,491	$418,596	$603,509	$1,324,796
Fair value adjustments:
Contract inception	$-	$-	$-	$-
End of period	229,758	(41,078)	(415,750)	(144,914)
Total period (income) loss	$229,758	$(41,078)	$(415,750)	$(144,914)

Warrants:	Warrants	Other Warrants (a)	Total
Fair value	$8,000	$81,872	$1,414,668
Fair value adjustments:
Contract inception	$-	$-	$-
End of period	(12,000)	(51,606)	(208,520)
Total period (income) loss	$(12,000)	$(51,606)	$(208,520)

As of and for the year ended December 31, 2005:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$289,540	$520,325	$1,019,259	$1,819,124
Fair value adjustments:
Contract inception	$-	$360,933	$-	$360,933
End of period	(57,155)	275,407	(8,273)	209,979
Total period (income) loss	$(57,155)	$636,340	$(8,273)	$570,912

Warrants:	Warrants	Other Warrants (a)	Total
Fair value	$20,000	$133,478	$1,982,602
Fair value adjustments:
Contract inception	$-	$-	$360,933
End of period	(284,000)	(1,750,783)	(1,824,804)
Total period (income) loss	$(284,000)	$(1,750,783)	$(1,463,871)

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

(b) Fair value for option-based financial instruments is determined using the Black-Scholes Valuation Model. Significant assumptions as of March 31, 2006 for the embedded conversion feature on the 7% Convertible Debentures, the embedded conversion feature on the 6% Convertible Debentures, the embedded conversion feature on the Series C Preferred Stock and the Warrants, respectively, included: strike price-$0.01, $0.01, $0.01 and $2.40; volatility-249% for all instruments; term-remaining term of conversion feature for all instruments; and, risk free rate-3.82% for all instruments. Significant assumptions as of December 31, 2005 for the embedded conversion feature on the 7% Convertible Debentures, the embedded conversion feature on the 6% convertible Debentures, and the embedded conversion feature on the Series C Preferred Stock and the Warrants, respectively, included: strike price-$0.03, $0.03 and $2.40; volatility-249% for all instruments; term-remaining term of conversion feature for all instruments; and, risk free rate-3.82% for all instruments.

NOTE 14 - LITIGATION AND CONTINGENCIES

At March 31, 2006, The Amacore Group was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

NOTE 15 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of The Amacore Group as a going concern.  However, The Amacore Group has sustained operating losses in recent years.  Further for the three months ended March 31, 2006, The Amacore Group had negative working capital of approximately $4,815,913, a net loss of $382,078 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $53,492,000.  Although these factors raise substantial doubt about the ability of The Amacore Group to continue as a going concern The Amacore Group has taken several actions to ensure that The Amacore Group will continue as a going concern through December 31, 2006.  The Company has obtained access to additional financing of up to $10 million from Dutchess Private Equities Fund (see note 14).

NOTE 16 - SUBSEQUENT EVENTS

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

To date, during the second quarter of 2006, the Company has issued 2.8 million shares of common stock as a result of $31,875 of the Divine mandatory convertible, 7% debentures being converted at $0.01125 per share;  and 2.1 million shares as a result of $24,000 of the May Davis, 6% mandatory convertible debentures being converted at $0.0113925.

Also, during the second quarter of 2006, the Company has issued $535,000 of one-year eight percent promissory notes to twelve accredited investors, and has repaid $165,624 of promissory notes.

In March 2006, the Company and a wholesale client, Motivano, reached an out-of-court settlement in regards to a lawsuit the Company had filed to enforce its right to audit the books and records of the wholesaler. The wholesaler agreed to allow an audit commencing sometime in June 2006. Although the outcome of the audit is not known, the Company expects that additional revenues are due to the Company for memberships that have not been reported and thus fees not remitted.

In March 2006, another wholesaler, International Med-Care (IMC), reported to the Company that it will be enrolling approximately 200,000 new members in May. As of June 1, 2006, IMC had already reported over 80,000 members. Annualized revenue from this activity will produce about $420,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

Revenue:

For the three months ended March 31, 2006, Amacore Group’s gross revenue of $66,916 was approximately $22,000 less than Amacore Group’s gross revenue recorded in the same timeframe in 2005 of $88,732. The decrease was primarily attributable to the recognition of revenues received in late 2004 from a wholesale customer but deferred, and then partially earned/recognized during the first quarter of 2005.

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

 Selling, General and Administrative Expenses (SG&A):

 Amacore Group’s SG&A expenses for the three months ended March 31, 2006 of $556,423 decreased by approximately $752,000 from the same timeframe in 2005.  Comparison of the more significant components of SG&A expenses follows:

	Three Months Ended March 31
	2005	2004	Increase (Decrease)

Depreciation	$1,860	$1,877	$(17)
Amortization of intellectual property	-	28,845	(28,845)
Payroll & Related Expenses	300,347	252,317	48,030
Business Travel/Trade Shows	28,854	37,464	(8,610)
Insurance	30,236	35,793	(5,557)
Professional/Consulting Fees	113,443	804,554	(691,111)
Rent	32,478	32,378	100
All Other SG&A expenses	49,205	115,595	(66,390)

Total	$556,423	$1,308,823	$(752,400)

Depreciation expense, which is computed on a straight-line method over the assets estimated lives, remained nearly the same as the first quarter of 2005 as no new depreciable assets were added or removed from the depreciable base.

Since the PhotoScreener (intellectual property) was sold in 2006, there was no amortization during the current quarter, while amortization during the same period last year totaled $28,845

Salaries and related expenses for the three months ended March 31, 2006 increased about $48,000 yp $300,347, primarily because of accrued vacation booked in 2006.

Insurance expense of $30,236 was about $5,600 less than the first quarter of 2005 because fewer employees were covered by the medical plan.

Professional/consulting fees for the first quarter 2006 of $113,443 were approximately $691,000 less than the same period in 2005. In 2005, The Amacore Group issued stock and/or warrants to consultants/attorneys and the resultant non-cash charge to expense was $ approximately $590,000. In addition, in 2005 the Company accrued $32,000 for a legal matter and legal activity was significantly higher.

Other expenses for the three months ended March 31, 2006 declined about $66,000 to $49,205, mainly because of $55,000 of financing costs incurred during the first quarter of 2005, partially offset by a $10,000 reduction in office expenses during the first quarter of 2006.

Interest Expense:

Interest expense for the first quarter of 2006 amounted to $101,090 compared to $369,488 for the first quarter of 2005. Interest expense includes a number of components including (a) interest on our notes payable, (b) amortization of the discount on our convertible debentures, using the effective method, (c) liquidating damages on our convertible debentures for not obtaining an effective registration statement related to securities into which the debentures are convertible and (d) losses on the conversion of convertible debentures.

Interest expense on our notes payable for the first quarter of 2006 amounted to $30,685 compared to $27,340 for the same period in 2005.

Amortization of the discounts on our convertible debentures for the three months ended March 31, 2006 amounted to $44,188 compared to $35,868 for the first quarter of 2005. Applying the effective interest method to the amortization of debt discounts results in increasing charges to interest expense as such discounts are amortized. Accordingly, our interest expense arising from amortization of discounts will increase through the maturity dates of the debentures, unless they are converted.

Liquidating damages for the first quarter of 2006 amounted to $5,550 compared to $21,980 for the first quarter of 2005. Liquidating damages will continue accrue at 2% of the face value of the convertible debentures each month until an effective registration statement for the underlying securities is obtained.

The loss on the conversion of convertible debentures during the quarter ended March 31, 2006 amounted to $26,222 compared to $0 for the first quarter of 2005. Losses on conversions of convertible debentures may continue to arise if the creditors convert their securities.

Derivative instrument income (expense), net:

Derivative instrument income (expense), net for the quarter ended March 31, 2006 amounted to $208,519 compared to $909,824 for the quarter ended March 31, 2005. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value through charges or credits to income at the close of each reporting period.

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

Net loss:

Our net loss amounted to $412,129 for the quarter ended March 31, 2006 compared to $679,753 for the quarter ended March 31, 2005. The significant decline in our net loss is more fully discussed above in the details of changes in our account balances. However, the largest components of change are the substantial decrease in our consulting expenses and the recognition of positive fair value adjustments to our derivative financial instruments.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $196,106 for the quarter ended March 31, 2006 compared to $23,017 for quarter ended March 31, 2005. Our preferred stock was not issued until August 2004; therefore, there are no amounts for the same period in the preceding year. Preferred stock will continue to be accreted and cumulative dividends will continue to be recorded until either (a) the preferred stock is fully accreted to its $860,000 redemption value or (b) the preferred stock is converted into, or redeemed for, common stock.

Loss per common share:

Loss per common share amounted to $0.01 for the quarter ended March 31, 2006 compared to $0.03 for the quarter ended March 31, 2005. Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding. Loss per common share does not give effect to warrants to acquire common stock and convertible securities because, while in a loss position, the effects would be anti-dilutive.

Loans to Stockholders and Officers:

As of December 31, 2005, there were no loans or advances to officers.

Sale of PhotoScreener:

In March 2006, Amacore Group sold it rights to the patents and technology of its PhotoScreener. As a result, in 2005, the Company wrote down the value of the intangible asset down to the value received from the sale, which resulted in a charge to non-operating expense of $2,348,020. In March 2005 the asset was sold for $50,000 and the return of 1.75 million shares of the Company's common stock previously issued in the acquisition of the asset.

CONTRACTUAL OBLIGATIONS

Lease Commitments: See Note 16 Commitments and Contingency in our annual financial statements for information about non-cancelable commitments under our lease agreements.

Liquidating Damages: See Note 9 Convertible Debentures in our quarterly financial statements for information about liquidating damages that we are accruing related to our convertible debentures.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of March 31, 2006 or as of the date of this report.

SUBSEQUENT EVENTS

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

To date, during the second quarter of 2006, the Company has issued 2.8 million shares of common stock as a result of $31,875 of the Divine mandatory convertible, 7% debentures being converted at $0.01125 per share; and 2.1 million shares as a result of $24,000 of the May Davis, 6% mandatory convertible debentures being converted at $0.0113925.

Also, during the second quarter of 2006, the Company has issued $535,000 of one-year eight percent promissory notes to twelve accredited investors, and has repaid $165,624 of promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares The Amacore Group’s cash flows for the quarter ended March 31:

	2005	2004
Net cash used by operating activities	$(321,490)	$(567,5721)
Net cash provided (used) by investing activities	50,000	350
Net cash provided by financing activities	277,000	728,000

Net increase or (decrease) in cash	$5,510	$160,778

We funded The Amacore Group’s operations through the issuance of notes payable, amounting to $277,000 during the first quarter of 2006. Although management to date has been able to manage the cash flow shortfalls without interruption to our business, there can be no assurances that necessary financing will continue to be available. Management is seeking additional working capital to satisfy daily operating requirements. There can be no assurance that such additional financing will be available on terms acceptable to us.

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

In March 2006, the Company and a wholesale client, Motivano, reached an out-of-court settlement in regards to a lawsuit the Company had filed to enforce its right to audit the books and records of the wholesaler. The wholesaler agreed to allow an audit commencing sometime in June 2006. Although the outcome of the audit is not known, the Company expects that additional revenues are due to the Company for memberships that have not been reported and thus fees not remitted.

In March 2006, another wholesaler, International Med-Care (IMC), reported to the Company that it will be enrolling approximately 200,000 new members in May. As of June 1, 2006, IMC had already reported over 80,000 members. Annualized revenue from these new members will produce about $420,000.

In March 2006, the Company sold the technology and patent rights for the PhotoScreener, which it had acquired in late 2004. The Company received $50,000 cash, the return of nearly 1.75 million shares of common stock it had issued for the acquisition, and the right to market the PhotoScreener for a commission, and the exclusive right to provide, for a fee, the interpretation/diagnosis of each film.

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

(b) Reports on Form 8-K:
Current Report on Form 8-K dated April 24, 2006, for the purpose of reporting a financing arrangement with Dutchess Private Equities Fund, LP to sell up to $10 million of the Company’s common stock over a thirty-six month period, after a registration statement for the stock has been declared effective.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMACORE GROUP, INC.

Date: June 16, 2006
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