Form 10QSB
period 2006-06-30
AMACORE GROUP, INC.
filed 2006-08-17
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)
/X/      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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

Yes X      No __

As of August 17, 2006, the issuer had outstanding 78,613,632 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ___      No X

THE AMACORE GROUP, INC.

FORM 10-QSB

INDEX

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.
THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	June 30	Dec. 31
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash	$61,103	$21,761
Accounts receivable	20,110	25,923
Prepaid expenses and deposits	28,425	42,626
Total current assets	109,638	90,310

Fixed assets (net of accumulated depreciation)	22,066	25,785
Intellectual property (net of accumulated amortization)	-	92,051
Total assets	$131,703	$208,146

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$774,282	$848,833
Loans and notes payable	1,493,450	801,074
Accrued expenses and payroll taxes	704,836	649,004
Deferred compensation - related party	948,242	783,801
Deferred revenues	7,468	8,766
Derivative financial instruments	881,556	1,982,604
Total current liabilities	4,809,834	5,074,083

Long Term Liabilities
Convertible debenture	71,885	13,138
Deferred revenue	35,258	37,365
Total long-term liabilities	107,143	50,503

Total liabilities	4,916,976	5,124,586

Redeemable Preferred Stock:
Series C, mandatory convertible stock, 86 shares authorized; 86 shares issued and outstanding. (aggregate liquidation value: $860,000)	793,831	244,021

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 and 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000.)	-	-
Common stock A ($.001 par value; 500,000,000 shares authorized; 63,330,130 and 45,496,840 shares issued and outstanding, respectively.)	63,330	45,497
Common stock B ($.001 par value; 120,000,000 shares authorized; 3,302,802 shares and 4,302,802 shares issued and outstanding, respectively.)	3,303	4,303
Additional paid-in capital	48,514,497	47,712,559
Accumulated deficit	(54,160,234)	(52,922,820)
Total stockholders’ equity (deficit)	(5,579,104)	(5,160,461)
Total liabilities and stockholders’ equity (deficit)	$131,703	$208,146

See Notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Membership fees	$90,195	$110,260	$157,111	$198,992

OPERATING EXPENSES
Depreciation	1,859	1,910	3,719	3,787
Amortization of Intellectual property	-	28,845	-	57,690
Rent	20,530	30,592	53,008	62,970
Consulting expense	20,960	142,761	102,001	873,554
Payroll expense	290,188	641,207	590,535	750,763
Professional expense	37,316	110,083	69,718	183,844
Insurance expense	29,997	35,406	60,233	71,199
Travel and entertainment	42,489	29,935	71,343	62,566
Contract labor	15,000	18,350	28,000	36,215
Bad debt expense	4,656	-	4,656	-
Office expense	12,162	2,953	17,785	18,520
Telephone	6,150	11,346	15,128	25,547
Trade shows	3,500	1,131	3,500	5,964
Selling, general and administrative expenses	(1,009)	68,989	20,596	136,851
Total expenses	483,799	980,647	1,040,222	2,289,470

Operating income/(loss) from operations before other income and expense	(393,604)	(870,389)	(883,111)	(2,090,478)

OTHER INCOME (EXPENSE)
Interest expense	(181,079)	130,325	(282,169)	(239,163)

Derivative instrument income (expense), net	260,373	308,713	468,892	1,218,537
Total other income (expense)	79,294	439,038)	186,723	979,374

Net Loss	(314,310)	(431,351)	(696,388)	(1,111,104)

Preferred stock dividends and accretions	(353,704)	(4,482)	(549,810)	(23,017)
Net Loss Applicable to Common Stockholders	$(668,014)	$(435,833)	$(1,246,198	$(1,134,121)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	57,696,204	31,480,642	53,764,180	30,127,011

See Notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)
Cash flow from operating activities
Net loss	$(696,388)	$(1,111,104)
Adjustment to reconcile net loss to net cash provided by (used)
in operating activities
Issuances of shares and warrants for services and interest	3,333	780,585
Depreciation	3,719	3,786
Amortization of intellectual property	-	57,637
Amortization of discount on convertible debt	214,872	48,083
Derivative Instrument (income) expense, net	(468,892)	(1,218,537)
Derivative Interest expense	-	91,717
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	5,813	34,949
(Increase) decrease in prepaid expenses	14,201	113,584
Increase (decrease) in accounts payable and accrued expenses	(6,727)	156,245
Increase (decrease) in deferred compensation	164,441	41,104
Increase (decrease) in deferred revenue	(3,405)	(69,982)

Net cash provided (used) by operating activities	(769,033)	(1,071,932)

Cash flow from investing activities
Sale of property and equipment	50,000	350
Net cash provided (used) by investing activities	50,000	350

Cash flow from financing activities
Proceeds from sales of common stock	-	37,500
Proceeds from long-term debt	-	375,000
Proceeds from short term borrowings loans and notes payable	974,000	690,500
Payments on convertible notes	(215,624)	(7,000)
Net cash provided by financing activities	758,376	1,096,000

Increase (decrease) in cash	39,342	24,417

Beginning cash and cash equivalents	21,761	7,408

Ending cash and cash equivalents	$61,103	$31,825

Supplemental disclosures Interest paid	$3,260	$-
Common stock and warrants issued for services	$-	$780,585
Taxes paid	$-	$-

See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The Amacore Group, Inc. (The Amacore Group) markets vision care benefit plans and enhancements to plans provided by others. The Amacore Group's benefit plans and plan enhancements provide members and members of its plan sponsors (employers, associations and other organizations) the opportunity to obtain discounted services and products from The Amacore Group’s national network of ophthalmic physicians, optometrists, eyewear suppliers, etc. The Amacore Group changed its name from Eye Care International, Inc. to The Amacore Group, Inc. as of March 31, 2005. These financial statements reflect the new name throughout.

June 30, 2006 results may not be indicative of the results for the entire 2006 year. Management has made all recurring normal; adjustments to the books and records and financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of and for the three months and six months ended June 30, 2006 and 2005 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiary LBI, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The activities of LBI Inc. are immaterial for the first six months of 2006 and 2005 and therefore are not reported as a segment since in management’s opinion; they do not utilize the results of LBI Inc’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, The Amacore Group considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible assets

Intangible assets consist primarily of intellectual property. Effective January 1, 2004 in accordance with SFAS 142. “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill is not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of 3-20 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Amacore Group had selected July 1, as the annual date to test these assets for impairment. The unamortized balance of the intellectual property as of December 31, 2005 was approximately $92,051. Based on the analysis of all relevant information at December 31, 2005, an impairment of approximately $2.3 million was recorded in 2005. The asset was sold in March 2006 for $50,000 and the return of 1.75 million shares of the Company’s common stock previously issued in the acquisition of the asset.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Amacore Group’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, The Amacore Group uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded during the first six months ended June 30, 2006 or for the year 2005 other than the PhotoScreener noted above.

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

Intellectual Property

In December 2004, The Amacore Group acquired 100% of the rights to a number of patents and technology known as the PhotoScreener (Screener). The PhotoScreener technology and related patents enable the owner to manufacture devices that can quickly scan individual eyes to discover medical abnormalities to be referred for treatment. The Screener can be used for preverbal infants as young as six months up to adults and has been effective in revealing early stage eye abnormalities that can be treated effectively. The Amacore Group purchased the technology for an initial payment of 937,500 shares of common A stock valued at approximately $2,307,572. The remainder of the purchase price was contingent on proving its marketability with a final payment due by October 2005 in the amount of 1,562,500 shares.  The Company has the right to not make the final payment when due, and as a result would forfeit all rights to the patent and technology.  The Amacore Group has obtained an independent valuation of the technology in excess of the purchase price. The Company has determined that the useful life for purposes of amortization of the PhotoScreener patent (intellectual property) is 20 years. SFAS 142 provides the criteria to be considered in determining the useful life. Those criteria are: a) the expected use of the patent by the Company, b) the expected useful life of other assets which the useful life of the patent may relate, c) any legal, regulatory or contractual provisions that may limit the useful life of the patent, d) any legal, regulatory or contractual provisions that enable renewal or extension of the PhotoScreener patent without substantial cost, e) effects of obsolescence, demand, competition and other economic factors, and f) the level of maintenance expenditures required to obtain expected future cash flows from the PhotoScreener. After reviewing the criteria the Company concluded that a) the useful life of the PhotoScreener patent is 20 years, b) there are no other assets with which the PhotoScreener patent relates, c) the Company has all legal rights to the PhotoScreener patent, d) the expected cost of renewing the patent is minimal - less than $10,000, e) the patent and related technology are unique and the Company expects significant revenues from the use of the technology, and f) the patent does not require any maintenance to obtain the expected cash flows. In March 2006, the Company sold its rights to the patents and technology of the PhotoScreener, and thus reduced the value on the Company’s books and records at December 31, 2005 by $2,348,020 to the net realizable value of $92,051.

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

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. (See Note 9) The resulting discount to the redemption value of redeemable preferred securities is accreted through periodic charges to retained earnings over the term of the instrument using the Effective Method. (See Note 11).
Stock -based compensation

Effective January 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment” (SFAS 123R) which replaces SFAS 123 and SFAS 148, and supersedes Accounting Principles Board (APB) Opinion No. 25 “ Accounting for Stock Issued to Employees.” SFAS 123R requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods and services from either employees or non-employee be recognized in the financial statements as the goods are received or when the services are rendered. That cost will be measured based on the fair value of the equity instrument issued. We will no longer be permitted to follow the previously -followed intrinsic value accounting method that APB 25 allowed which resulted in no expense being recorded for stock option grants where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant and further permitted disclosure-only pro forma compensation expense effects on net income.

SFAS 123R now applies to all of our existing outstanding unvested share-based stock option/warrant awards as well as any and all future awards. We have elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes model will continue to be t the Company’s method of compensation expense valuation.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Model. (See Note 14).

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

NOTE 3 - RESTATEMENT OF 2005 FINANCIAL STATEMENTS

Derivative Financial Instruments

In 2005, the Company corrected its accounting for (a) derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended, and (b) instruments with characteristics of temporary equity to conform with ASR 268. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances; derivative financial instruments have been recorded as liabilities and are carried at fair value. Other instruments, such as warrants, where physical or net-share settlement is not with the Company’s control are recorded as liabilities and carried at fair value. Finally, instruments that were initially recorded as equity were reclassified to liabilities at the time that the Company no longer possessed the ability to settle the instruments on a physical or net-share basis. As a result of the correction in accounting for derivative financial instruments, the net loss for the six months ended June 30, 2005 (as originally reported) of $2,467,824 was decreased by $1,356,720 to $1,111,104; and the loss per common share was reduced by $.04 per common share from $.08 per common share to $.04 per common share.

NOTE 4 - INCOME TAXES

For the six months ended June 30, 2006 and 2005, the temporary differences between book income and taxable income consisted of the derivative financial instrument income (expense).  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 34 percent.  The Amacore Group has had continued operating losses since inception and the prospect for utilization is remote therefore, no deferred tax liabilities or assets have been recorded.

Income taxes for the six months ended June 30, 2006 and 2005 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2006	2005
		(Restated)
Computed tax (benefit) expense at the statutory rate 34%	(236,800)	(377,800)
Permanent difference - Derivative Income/(Expense) and Other	(171,500)	(424,900)
	(408,300)	(802,700)
Change in deferred tax valuation	408,300	802,700
Current income tax expense (benefit)	-	-

Temporary differences that give rise to deferred tax assets and liabilities:

	2006	2005
		(Restated)
Deferred tax assets:
Net operating loss carry forward	$20,308,300	$18,602,700
Less valuation allowance	(20,308,300)	(18,602,700)
Gross deferred tax asset	-	-
Gross deferred tax liability	-	-
Net deferred tax asset	$-	$-

As of June 30, 2006, realization of The Amacore Group’s net deferred tax assets of approximately $20,308,000 is not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the six months ended June 30, 2006 was $408,300.

NOTE 5 - DUE TO STOCKHOLDERS/OFFICERS

As of June 30, 2006, due to stockholders/officers included deferred compensation of $948,242.

NOTE 6 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for uncollectibles, was $20,110 as of June 30, 2006.

NOTE 7 - FIXED ASSETS, NET

As of June 30, 2006, property and equipment, net of accumulated depreciation of $81,003, was $22,066.

NOTE 8 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of June 30, 2006:

	2006	2005

Notes payable to investors; bearing interest rates ranging
From 8% to 10% per annum and due through June 2007	$692,376	-

Notes payable to investors and shareholders; bearing
interest ranging from 5.75% through 12% per annum;
due through December 2005; currently in default.	$686,124	$686,124

Promissory note payable to shareholder investor;
bearing 1.53% interest per annum through June 2004,
increasing to 15% thereafter; currently in default.	114,950	$114,950

Total notes and loans payable	1,493,450	$801,074

As of June 30, 2006, all notes and loans payable were classified as current maturities.

NOTE 9 - CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of June 30, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Face value $129,417, 7% Convertible Debentures, due between February 10, 2007 and December 27, 2007 (a)	$52,387	$6,150

Face Value $256,,125, 6% Convertible Debentures, due between March 28, 2008 and July 15, 2008 (b)	$19,498	$6,988
	$71,885	$13,138

(a) During 2004, the Company entered into a debt agreement to issue up to $400,000 convertible debentures. During the period February 10, 2004 and December 27, 2004, $370,000 face value of the debentures was issued. The debentures are immediately convertible into common stock of the Company, together with 7% interest, which is payable in either cash or common stock, at the option of the Company. The conversion price is the lesser of (a) 120% of the closing bid on the closing day, or (b) 75% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date. Proceeds from the 7% Convertible Debentures were allocated first to the embedded conversions feature and the residual to the debenture. See Note 14Financial Instruments. The resulting discount amounted to $370,000 which is being amortized through periodic charges to interest expense using the effective method.

As of June 30, 2006, $240,583 of the debentures had been converted into 13,223,163 shares of Common stock at conversion rates between $0.0075 and $0.12. The conversion resulted in a loss on conversions of $57,608 and $92,124 for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively, and is included in interest expense.

(b) During March 2005, an agreement was signed whereby Divine Capital would raise up to $1.0 million of three-year, 6% convertible debentures. In March 2005, the Company received an initial investment of $305,000 from that financing arrangement and an additional $95,000 during the second and third quarters of 2005. The debentures are convertible into shares of the Company’s Class A common stock at a conversion price equal to 75% of the lowest closing bid price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures. Proceeds from the 6% convertible debentures were allocated first to the embedded conversion feature and the residual to the debenture. See Note 14Financial Instruments. The resulting discount amounted to $400,000 which is being amortized through periodic charges to interest expense using the effective method. As of June 30, 2006, $168,875 of the debentures had been converted into 7,333,326 shares of common stock at conversion prices ranging from $0.0075 and $0.0025.

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

(c) The effective interest rate used to amortize the debt discount on the 7% Convertible Debentures and the 6% Convertible Debentures amounted to 171.03% and 170.99%, respectively. Amortization of the discounts, which is included in interest expense, amounted to $96,261 and $61,275 during the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

(d) The 7% Convertible Debenture and the 6% Convertible Debenture Agreements provide for liquidating damages to the investor if the Company does not obtain an effective registration statement covering securities into which these instruments can be converted. Liquidating damages under these terms commence 150 days following the closing of each traunch of financing. The Company has recorded liquidating damages of $11,100 and $87,920 during the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

NOTE 10 - STOCK OPTION/WARRANT PLANS

Effective January 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment” (SFAS 123R) which replaces SFAS 123 and SFAS 148, and supersedes Accounting
Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods and services from either employees or non-employee be recognized in the financial statements as the goods are received or when the services are rendered. That cost will be measured based on the fair value of the equity instrument issued.

For the six months ended June 30, 2006, the Company recorded $3,333 compensation expense representing the vested portion of the warrants granted in the period then ended.

The estimated fair value of the warrants granted was determined using the Black-Scholes method with the following assumptions used: Strike price- $.025, Dividend yield 0%, Option term-one year, Expected volatility - 142% and Risk-free interest rate - 4.93%. the total fair value of the warrants granted was $10,000.

NOTE 11 - PREFERRED STOCK

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

As a result of the aforementioned allocation, the Series C Preferred Stock had no initial carrying value, but it will be accreted to its redemption value of $860,000 through periodic charges to retained earnings over the period through the redemption date. Accretions on the Series C Preferred Stock amounted to $353,704 and $221,004 during the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

NOTE 12 - COMMON STOCK

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

NOTE 13 - EARNINGS (LOSS) PER SHARE

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

NOTE 14 - FINANCIAL INSTRUMENTS

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
As of and for the six months ended June 30, 2006:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$356,259	$397,667	$-	$753,926
Fair value adjustments:
Contract inception	$-	$-	$-	$-
End of period	420,401	(155,815)	(1,019,259)	(754,673)
Total period (income) loss	$420,401	$(155,815)	$(1,019,259)	$(754,673)

Warrants:	Warrants	Other Warrants (a)	Total
Fair value	$4,000	$123,628	$881,553
Fair value adjustments:
Contract inception	$-	$-	$-
End of period	(16,000)	(9,850)	(468,893)
Total period (income) loss	$(16,000)	$(9,850)	$(468,893)

As of and for the year ended December 31, 2005:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$289,540	$520,325	$1,019,259	$1,829,124
Fair value adjustments:
Contract inception	$-	$360,933	$-	$360,933
End of period	(57,155)	275,407	(8,273)	209,979
Total period (income) loss	$(57,155)	$636,340	$(8,273)	$570,912

Warrants:	Warrants	Other Warrants (a)	Total
Fair value	$20,000	$133,478	$1,982,602
Fair value adjustments:
Contract inception	$-	$-	$360,933
End of period	(284,000)	(1,750,783)	(1,824,804)
Total period (income) loss	$(284,000)	$(1,750,783)	$(1,463,871)

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

(b) Fair value for option-based financial instruments is determined using the Black-Scholes Valuation Model. Significant assumptions as of June 30, 2006 for the embedded conversion feature on the 7% Convertible Debentures, the embedded conversion feature on the 6% Convertible Debentures, the embedded conversion feature on the Series C Preferred Stock and the Warrants, respectively, included: strike price-$0.01, $0.01, $0.01 and $2.40; volatility-249% for all instruments; term-remaining term of conversion feature for all instruments; and, risk free rate-3.82% for all instruments. Significant assumptions as of December 31, 2005 for the embedded conversion feature on the 7% Convertible Debentures, the embedded conversion feature on the 6% convertible Debentures, and the embedded conversion feature on the Series C Preferred Stock and the Warrants, respectively, included: strike price-$0.03, $0.03 and $2.40; volatility-249% for all instruments; term-remaining term of conversion feature for all instruments; and, risk free rate-3.82% for all instruments.

NOTE 15- LITIGATION AND CONTINGENCIES

At June 30, 2006, The Amacore Group was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of The Amacore Group as a going concern.  However, The Amacore Group has sustained operating losses in recent years.  Further for the six months ended June 30, 2006, The Amacore Group had negative working capital of approximately $4,700,196, a net loss of $696,388 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $54,160,234.  Although these factors raise substantial doubt about the ability of The Amacore Group to continue as a going concern The Amacore Group has taken several actions to ensure that The Amacore Group will continue as a going concern through December 31, 2006.  The Company has obtained access to additional financing of up to $10 million from Dutchess Private Equities Fund (see note 14).

 NOTE 17 - SUBSEQUENT EVENTS

In July, pursuant to a Preferred Stock Purchase and Exchange Agreement with VICIS Capital Master Fund (“Vicis”), The Amacore Group, Inc. (the “Company”) exchanged 86 shares of its Series C Mandatory Convertible Preferred Stock held by Vicis and having a maturity date of July 30, 2006, for 86 shares of a newly-created 6% Series D Convertible Preferred Stock, convertible into Class A Common Stock of the Company at a price of $.01 per share and having a maturity date of July 15, 2011. In addition, Vicis purchased for approximately $840,000, 84 shares of a newly-created 6% Series E Convertible Preferred Stock, convertible into Class A Common Stock of the Company at a price of $.02 per share and having a maturity date of July 15, 2011. Both of the Preferred Stock Series may be converted into the Company’s Class A common stock at their respective convertible prices at any time after July 11, 2008.

The Company will have the right to redeem the Series E Preferred Stock at any time, provided (a) the closing trading price of the Class A Common Stock exceeds $.50 per share (as quoted on the principal exchange, including for this purpose, the Nasdaq National Market on which it is then listed, or if it is not so listed, the closing bid price per share for such stock, as reported by Nasdaq, the OTC Bulletin Board, the National Quotation Bureau, Incorporated or other similar service which regularly reports closing bid quotations for such stock) for 15 trading days during any 20-trading day period; and (b) there is at the time of the call for redemption by the Corporation, and has been for the period specified in (a) above preceding such call, an effective registration statement covering the resale of the shares of Class A Common Stock underlying the Series E Preferred Stock.

The Company used $531,104 of the funds received from the Series E Preferred stock transaction to redeem all of the outstanding May Davis 7% mandatory convertible debentures (due in 2007) and the 6% mandatory convertible Divine Capital debentures (due in 2008) and related accrued interest. The Company redeemed a total of $380,692 of principal, $72,517 of interest accrued on the debentures and paid a redemption premium of $77,895 to the Divine investors as specified in the original subscription agreement. In accordance with the subscription agreement, the holders of the the debentures could convert all, or any part of, the debentures into common stock at a price point below the stock market price on the date of conversion. Redeeming the debentures eliminated the conversion and potential sale of these shares at low price points.

To date, during the third quarter of 2006, the Company, prior to redeeming the debentures, issued .7 million shares of common stock as a result of $4,850 of the Divine mandatory convertible, 7% debentures being converted at $0.0075 per share. The Company also issued 4.3 million shares as the result of seven accredited investors exercising their warrants; 6.0 million shares were granted as consulting fees, and 1.0 million shares were issued as the result of one accredited investor converting his promissory note of $10,000.

Also, during the third quarter of 2006, the Company has issued $42,000 of one-year eight percent promissory notes to three accredited investors, and repaid $10,000 of promissory notes.

In March 2006, the Company and a wholesale client, Motivano, reached an out-of-court settlement in regards to a lawsuit the Company had filed to enforce its right to audit the books and records of the wholesaler. The wholesaler agreed to allow an audit of the company’s books and records, which is anticipated to commence sometime in August 2006. Although the outcome of the audit is not known, the Company expects that additional revenues are due to the Company for memberships that have not been reported and thus fees not remitted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

We made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Amacore Group.  Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements.  Similarly, statements that describe future plans, objectives, or goals also are forward-looking statements.  These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, reliance should not be placed on these forward-looking statements. The Amacore Group undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Introductory Overview

Amacore Group originally began selling memberships in its discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmologic (Eye M.D.) panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans of the benefits of including such a plan in their products. The Amacore Group sold the plan on a retail only basis for many years proving that the general public did desire to have a vision plan with medical coverage before it was determined that it was time to change its emphasis to marketing its plan to other marketers of health benefit plans (“wholesalers”). Marketing programs on a retail basis requires a broad national marketing staff which The Amacore Group was not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis. During the transition period, revenues decreased and losses were incurred, but Amacore Group has continued to market the plan on a retail basis with less emphasis and has devoted most of its time to developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision (without a vision medical component), and prescription drugs. Amacore Group has numerous wholesale contracts in place but these contracts have not produced a substantial amount of revenue as quickly as anticipated by management. This, combined with reduced retail revenue, have caused revenues to suffer. Amacore Group continues to place its emphasis on marketing its plan to wholesalers and believes it now has contracts that are either in place or near completion of negotiations for new contracts, which management anticipates will generate an increasing level of revenues for 2006 and subsequent years.

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

RESULTS OF OPERATIONS

Revenue:

For the six months ended June 30, 2006, Amacore Group’s gross revenue of $157,115 was approximately $42,000 less than Amacore Group’s gross revenue recorded in the same timeframe in 2005 of $198,992. The decrease was primarily attributable to the recognition of revenues received in late 2004 from a wholesale customer but deferred, and then partially earned/recognized during the first six months of 2005.

Implementation of the wholesale sales has taken longer than anticipated by Amacore Group.  Several of the private label wholesale agreements provide that Amacore Group’s vision plan will be automatically included with all sales offerings of the customer’s products or services. Amacore Group anticipates that additional commission income will be derived from an agreement with a mail order fulfillment provider once the wholesale contracts are implemented.  Amacore Group also offers its vision program to the general public through its website, www.ecivisionplan.com.

 Selling, General and Administrative Expenses (SG&A):

 Amacore Group’s SG&A expenses for the six months ended June 30, 2006 of $1,069,989 decreased by approximately $1,219,481 from the same timeframe in 2005.  Comparison of the more significant components of SG&A expenses follows:

	Six Months Ended June 30
	2006	2005	Increase (Decrease)

Depreciation	$3,719	$3,787	$(68)
Amortization of intellectual property	-	57,690	(57,690)
Payroll & Related Expenses	590,535	750,763	(160,228)
Business Travel/Trade Shows	74,843	68,530	6,313
Insurance	60,233	71,199	(10,966)
Professional/Consulting Fees	171,719	1,057,398	(885,679)
Rent	53,008	62,970	(9,962)
All Other SG&A expenses	86,165	217,133	(130,968)

Total	$1,040,222	$2,289,470	$(1,249,248)

Depreciation expense, which is computed on a straight-line method over the assets estimated lives, remained nearly the same as the first six months of 2005 as no new depreciable assets were added or removed from the depreciable base.

Since the PhotoScreener (intellectual property) was sold in 2006, there was no amortization during 2006, while amortization during the same period last year totaled $57,690.

Salaries and related expenses for the six months ended June 30, 2006 decreased about $160,000 to $590,535, primarily because of the fair value of warrants issued to employees during the first half of 2005 of approximately $135,000.

Insurance expense of $60,233 was about $10,966 less than the first six months of 2005 because fewer employees were covered by the medical plan.

Professional/consulting fees for the first six months 2006 of $171,719 were approximately $886,000 less than the same period in 2005 of $1,057,398. In 2005, The Amacore Group issued stock and/or warrants to consultants/attorneys and the resultant non-cash charge to expense was approximately $646,000. In addition, in 2005 the Company accrued $32,000 for a legal matter; legal activity was significantly higher as was the Company’s use of consultants.

Other expenses for the six months ended June 30, 2006, of $86,165 declined about $131,000 mainly because of $84,000 of financing costs incurred during the first six months of 2005; nearly $11,000 less in commission expense; approximately $14,000 less printing and postage expenses; reduce telephone expenses of about $10,000, and about an $8,000 reduction in contract labor.

Interest Expense:

Interest expense for the first six months of 2006 amounted to $282,169 compared to $239,209 for the first six months of 2005. Interest expense includes a number of components including (a) interest on our notes payable, (b) amortization of the discount on our convertible debentures, using the effective method, (c) liquidating damages on our convertible debentures for not obtaining an effective registration statement related to securities into which the debentures are convertible and (d) losses on the conversion of convertible debentures.

Interest expense on our notes payable for the first six months of 2006 of $62,417 was about $7,000 higher than the $27,340 for the same period in 2005 because of increased loan amounts outstanding in 2006.

Amortization of the discounts on our convertible debentures for the six months ended June 30, 2006 amounted to $63,174 compared to $76,611 for the first six months of 2005. Applying the effective interest method to the amortization of debt discounts results in increasing charges to interest expense as such discounts are amortized. Accordingly, our interest expense arising from amortization of discounts will increase through the maturity dates of the debentures, unless they are converted.

Liquidating damages for the first six months of 2006 amounted to $11,100 compared to $43,960 for the first six months of 2005. Liquidating damages will continue accrue at 2% of the face value of the convertible debentures each month until an effective registration statement for the underlying securities is obtained.

The loss on the conversion of convertible debentures during the six months ended June 30, 2006 amounted to $118,610 compared to $0 for the first six months of 2005. Losses on conversions of convertible debentures may continue to arise if the creditors convert their securities.

Derivative instrument income (expense), net:

Derivative instrument income (expense), net for the six months ended June 30, 2006 amounted to $468,892 compared to $1,218,537 for the six months ended June 30, 2005. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value through charges or credits to income at the close of each reporting period.

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

Net loss:

Our net loss amounted to $696,388 for the six months ended June 30, 2006 compared to $1,111,104 for the six months ended June 30, 2005. The significant decline in our net loss is more fully discussed above in the details of changes in our account balances.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $549,810 for the six months ended June 30, 2006 compared to $23,017 for six months ended June 30, 2005. Our preferred stock was not issued until August 2004; therefore, there are no amounts for the same period in the preceding year. Preferred stock will continue to be accreted and cumulative dividends will continue to be recorded until either (a) the preferred stock is fully accreted to its $860,000 redemption value or (b) the preferred stock is converted into, or redeemed for, common stock.

Loss per common share:

Loss per common share amounted to $0.02 for the six months ended June 30, 2006 compared to $0.04 for the six months ended June 30, 2005. Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding. Loss per common share does not give effect to warrants to acquire common stock and convertible securities because, while in a loss position, the effects would be anti-dilutive.

Loans to Stockholders and Officers:

As of June 30, 2006, there were no loans or advances to officers.

Sale of PhotoScreener:

In March 2006, Amacore Group sold it rights to the patents and technology of its PhotoScreener. As a result, in 2005, the Company wrote down the value of the intangible asset down to the value received from the sale, which resulted in a charge to non-operating expense of $2,348,020. In March 2005 the asset was sold for $50,000 and the return of 1.75 million shares of the Company’s common stock previously issued in the acquisition of the asset.

CONTRACTUAL OBLIGATIONS

Lease Commitments: See Note 16 Commitments and Contingency in our annual financial statements for information about non-cancelable commitments under our lease agreements.

Liquidating Damages: See Note 9 Convertible Debentures in our quarterly financial statements for information about liquidating damages that we are accruing related to our convertible debentures.
.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of June 30, 2006 or as of the date of this report.

SUBSEQUENT EVENTS

Pursuant to a Preferred Stock Purchase and Exchange Agreement with VICIS Capital Master Fund (“Vicis”), The Amacore Group, Inc. (the “Company”) exchanged 86 shares of its Series C Mandatory Convertible Preferred Stock held by Vicis and having a maturity date of July 30, 2006, for 86 shares of a newly-created 6% Series D Convertible Preferred Stock, convertible into Class A Common Stock of the Company at a price of $.01 per share and having a maturity date of July 15, 2011. In addition, Vicis purchased for approximately $840,000, 84 shares of a newly-created 6% Series E Convertible Preferred Stock, convertible into Class A Common Stock of the Company at a price of $.02 per share and having a maturity date of July 15, 2011. Both of the Preferred Stock Series may be converted into the Company’s Class A common stock at their respective convertible prices at any time after July 11, 2008.

The Company will have the right to redeem the Series E Preferred Stock at any time, provided (a) the closing trading price of the Class A Common Stock exceeds $.50 per share (as quoted on the principal exchange, including for this purpose, the Nasdaq National Market on which it is then listed, or if it is not so listed, the closing bid price per share for such stock, as reported by Nasdaq, the OTC Bulletin Board, the National Quotation Bureau, Incorporated or other similar service which regularly reports closing bid quotations for such stock) for 15 trading days during any 20-trading day period; and (b) there is at the time of the call for redemption by the Corporation, and has been for the period specified in (a) above preceding such call, an effective registration statement covering the resale of the shares of Class A Common Stock underlying the Series E Preferred Stock

The Company used $531,104 of the funds received from the Series E Preferred stock transaction to redeem all of the outstanding May Davis 7% mandatory convertible debentures (due in 2007) and the 6% mandatory convertible Divine Capital debentures (due in 2008) and related accrued interest. The Company redeemed a total of $380,692 of principal, $72,517 of interest accrued on the debentures and paid a redemption premium of $77,895 to the Divine investors as specified in the original subscription agreement. In accordance with the subscription agreement, the holders of the the debentures could convert all, or any part of, the debentures into common stock at a price point below the stock market price on the date of conversion. Redeeming the debentures eliminated the conversion and potential sale of these shares at low price points.

To date, during the third quarter of 2006, the Company, prior to redeeming the debentures, issued .7 million shares of common stock as a result of $4,850 of the Divine mandatory convertible, 7% debentures being converted at $0.0075 per share. The Company also issued 4.3 million shares as the result of investors exercising their warrants; 6.0 million shares were granted as consulting fees, and 1.0 million shares were issued as the result of an investor converting his promissory note of $10,000.

Also, during the third quarter of 2006, the Company has issued $42,000 of one-year eight percent promissory notes to three accredited investors, and repaid $10,000 of promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares The Amacore Group’s cash flows for the six months ended June 30:

	2006	2005
Net cash used by operating activities	$(769,033)	$(1,071,932)
Net cash provided (used) by investing activities	50,000	350
Net cash provided by financing activities	758,376	1,096,000

Net increase or (decrease) in cash	$39,342	$24,417

We funded The Amacore Group’s operations through the issuance of notes payable, amounting to $974,000 during the first six months of 2006. Although management to date has been able to manage the cash flow shortfalls without interruption to our business, there can be no assurances that necessary financing will continue to be available. Management is seeking additional working capital to satisfy daily operating requirements. There can be no assurance that such additional financing will be available on terms acceptable to us.

During the first six months of 2006, the Company issued 5.2 million shares of common stock as a result of $63,875 of the Divine mandatory convertible, 7% debentures being converted, and 11.2 million shares as a result of $92,250 of the May Davis, 6% mandatory convertible debentures being converted.

Also, during the first six months of 2006, the Company issued a $974,000 one-year, eight percent promissory notes to twenty-four accredited investors. Immediately $66,000 of the notes were converted to 2,118,750 shares of common stock at a conversion rate ranging from $0.025 to $0.04 per share.

In March 2006, the Company and a wholesale client, Motivano, reached an out-of-court settlement in regards to a lawsuit the Company had filed to enforce its right to audit the books and records of the wholesaler. The wholesaler agreed to allow an audit of the company’s books and records, which is anticipated to commence sometime in August 2006. Although the outcome of the audit is not known, the Company expects that additional revenues are due to the Company for memberships that have not been reported and thus fees not remitted.

In March 2006, another wholesaler, International Med-Care (IMC), reported to the Company that it will be enrolling approximately 200,000 new members in May. As of August 1, 2006, IMC had already reported nearly 80,000 new members. Annualized revenue from these new members will produce about $420,000.

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
32.1 Certification of the Chief Executive Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Acting Chief Financial Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

	(b) Reports on Form 8-K:	Current Report on Form 8-K dated July 11, 2006, for the purpose of reporting the
Company’s financing arrangement with VICIS Capital Master Fund exchanging
Series C Preferred Stock for Series D Preferred Stock and the issuance of Series E
Preferred Stock.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMACORE GROUP, INC.

Date: August 17, 2006
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