Form 10QSB
period 2006-09-30
AMACORE GROUP, INC.
filed 2006-11-17
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)
☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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

Yes ☒      No ☐

As of November 13, 2006, the issuer had outstanding 91,957,382 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐      No ☒

THE AMACORE GROUP, INC.

FORM 10-QSB

INDEX

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30	Dec. 31
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash	$2,796	$21,761
Accounts receivable	28,498	25,923
Prepaid expenses and deposits	28,825	42,626
Total current assets	60,119	90,310

Fixed assets (net of accumulated depreciation)	21,197	25,785
Intellectual property (net of accumulated amortization)	-	92,051
Total assets	$81,316	$208,146

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$801,912	$848,833
Loans and notes payable	1,492,450	801,074
Accrued expenses and payroll taxes	520,266	649,004
Deferred compensation - related party	930,000	783,801
Deferred revenues	7,580	8,766
Derivative financial instruments	-	1,982,604
Total current liabilities	3,752,209	5,074,083

Long Term Liabilities
Convertible debenture	-	13,138
Deferred revenue	35,008	37,365
Total long-term liabilities	35,008	50,503

Total liabilities	3,787,216	5,124,586

Redeemable Preferred Stock:
Series C, mandatory convertible stock, 86 shares authorized; 0 and 86 shares issued and outstanding, respectively. (aggregate liquidation value: $860,000)	-	244,021

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 and 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000.)	-	-
Series D convertible preferred stock; 86 shares authorized; 86 shares issued and outstanding at 9/30/06	-	-
Series E convertible preferred stock; 84 shares authorized; 84 shares issued and outstanding at 9/30/06	-	-
Common stock A ($.001 par value; 500,000,000 shares authorized; 88,654,580 and 45,496,840 shares issued and outstanding, respectively.)	88,654	45,497
Common stock B ($.001 par value; 120,000,000 shares authorized; 3,302,802 shares and 4,302,802 shares issued and outstanding, respectively.)	3,303	4,303
Additional paid-in capital	50,483,077	47,712,559
Accumulated deficit	(54,280,936)	(52,922,820)
Total stockholders’ equity (deficit)	(3,705,901)	(5,160,461)
Total liabilities and stockholders’ equity (deficit)	$81,316	$208,146

See Notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Membership fees	$93,549	$134,144	$250,660	$332,899

OPERATING EXPENSES
Depreciation	1,877	1,733	5,596	5,520
Amortization of Intellectual property	-	28,845	-	86,535
Rent	13,574	32,890	66,582	95,860
Consulting expense	100,208	139,010	202,209	1,012,564
Payroll expense	281,133	279,487	871,668	1,030,251
Professional expense	52,005	53,654	121,723	237,498
Insurance expense	30,096	30,546	90,329	101,345
Travel and entertainment	56,787	36,220	128,130	98,786
Contract labor	16,662	17,800	44,662	53,215
Bad debt expense	-	-	4,656	-
Office expense	11,974	5,578	29,759	27,399
Telephone	10,660	10,947	25,788	36,424
Trade shows	1,548	8,889	5,048	14,853
Selling, general and administrative expenses	16,603	70,433	39,993	205,252
Total expenses	595,921	716,032	1,636,143	3,005,502

Operating income/(loss) from operations before other income and expense	(502,372)	(581,888)	(1,385,483)	(2,672,603)

OTHER INCOME (EXPENSE)
Interest expense	(40,356)	(175,492)	(322,525)	(414,701)
Gain on extinguishment of debt	493,695	123,553	493,695	123,553
Derivative instrument income (expense), net	-	439,274	468,892	1,657,811
Total other income (expense)	453,339	387,335	640,062	1,366,663

Net Loss	(49,033)	(194,553)	(745,421)	(1,305,940)
Preferred stock dividends and accretions	124,437	(60,282)	(425,373)	(112,276)
Net Loss Applicable to Common Stockholders	$75,404	$(254,835)	$(1,170,794)	$(1,418,216)

Basic and diluted loss per common share	$0.00	$(0.01)	$(0.01)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	63,509,893	34,235,302	82,408,259	31,654,127

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2006 and 2005

	2006	2005
		(Unaudited)
	(Unaudited)	(Restated)
Cash flow from operating activities
Net loss	$(1,170,794)	$(1,305,940)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Issuances of shares and warrants for services and interest	-	967,678
Depreciation	5,596	5,520
Amortization of intellectual property	-	86,535
Amortization of discount on convertible debt	214,872	187,505
Derivative Instrument (income) expense, net	(468,892)	(1,657,811)
Derivative Interest expense	-	36,712
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	(2,575)	35,573
(Increase) decrease in prepaid expenses	13,801	87,334
Increase) decrease in other current assets	-	46,050
Increase (decrease) in accounts payable and accrued expenses	(90,287)	115,759
Increase (decrease) in deferred compensation	146,199	123,626
Increase (decrease) in deferred revenue	(3,543)	(106,361)

Net cash provided (used) by operating activities	(1,355,623)	(1,377,820)

Cash flow from investing activities
Purchase of property and equipment	(1,008)	-
Sale of property and equipment	50,000	350
Net cash provided (used) by investing activities	48,992	350

Cash flow from financing activities
Proceeds from sales of common stock	-	37,500
Proceeds from issuance of Preferred stock	840,000	-
Proceeds from exercise of warrants	22,500	-
Proceeds from long-term debt	-	400,000
Proceeds from short term borrowings loans and notes payable	1,104,000	944,700
Payments on and redemption of convertible notes	(678,833)	(7,000)
Net cash provided by financing activities	1,287,667	1,375,200

Increase (decrease) in cash	(18,965)	(2,270)

Beginning cash and cash equivalents	21,761	7,408

Ending cash and cash equivalents	$2,796	$5,138

Supplemental disclosures
Interest paid	$72,517	$-
Common stock and warrants issued for services	$6,666	$725,199
Taxes paid	$-	$-

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

September 30, 2006 results may not be indicative of the results for the entire 2006 year. Management has made all recurring normal; adjustments to the books and records and financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of and for the three months and nine months ended September 30, 2006 and 2005 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiary LBI, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The activities of LBI Inc. are immaterial for the first nine months of 2006 and 2005 and therefore are not reported as a segment since in management’s opinion; they do not utilize the results of LBI Inc’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

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

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Amacore Group’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, The Amacore Group uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded during the first nine months ended September 30, 2006 or for the year 2005 other than the PhotoScreener noted above.

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

NOTE 3 - INCOME TAXES

For the nine months ended September 30, 2006 and 2005, the temporary differences between book income and taxable income consisted of the derivative financial instrument income (expense).  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 34 percent.  The Amacore Group has had continued operating losses since inception and the prospect for utilization is remote therefore, no deferred tax liabilities or assets have been recorded.

Income taxes for the nine months ended September 30, 2006 and 2005 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2006	2005

Computed tax (benefit) expense at the statutory rate 34%	(253,400)	(444,000)
Permanent difference - Derivative Income/(Expense) and Other	(181,200)	(580,400)
	(434,600)	(1,024,400)
Change in deferred tax valuation	434,600	1,024,400
Current income tax expense (benefit)	-	-

Temporary differences that give rise to deferred tax assets and liabilities:

	2006	2005
		(Restated)
Deferred tax assets:
Net operating loss carry forward	$20,334,600	$18,824,500
Less valuation allowance	(20,334,600)	(18,824,500)
Gross deferred tax asset	-	-
Gross deferred tax liability	-	-
Net deferred tax asset	$-	$-

As of September 30, 2006, realization of The Amacore Group’s net deferred tax assets of approximately $20,334,600 is not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the nine months ended September 30, 2006 was $434,600.

NOTE 4 - DUE TO STOCKHOLDERS/OFFICERS

As of September 30, 2006, due to stockholders/officers included deferred compensation of $930,000.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for uncollectibles, was $28,498 as of September 30, 2006.

NOTE 6 - FIXED ASSETS, NET

As of September 30, 2006, property and equipment, net of accumulated depreciation of $82,879, was $21,197.

NOTE 7 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of September 30:

	2006	2005

Notes payable to investors; bearing interest rates ranging
From 8% to 10% per annum and due through September 2007	$691,376	-

Notes payable to investors and shareholders; bearing
interest ranging from 5.75% through 12% per annum;
due through December 2005; currently in default.	$686,124	$718,500

Promissory note payable to shareholder investor;
bearing 1.53% interest per annum through June 2004,
increasing to 15% thereafter; currently in default.	114,950	$114,950

Total notes and loans payable	1,492,450	$833,450

As of September 30, 2006, all notes and loans payable were classified as current maturities.

NOTE 8—CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
7% Convertible Debentures, due between February 10, 2007 and December 27, 2007 (a)	$-	$6,150

6% Convertible Debentures, due between March 28, 2008 and July 15, 2008 (b)	$-	$6,988
	$-	$13,138

(a) During 2004, the Company entered into a debt agreement to issue up to $400,000 convertible debentures. During the period February 10, 2004 and December 27, 2004, $370,000 face value of the debentures was issued. The debentures are immediately convertible into common stock of the Company, together with 7% interest, which is payable in either cash or common stock, at the option of the Company. The conversion price is the lesser of (a) 120% of the closing bid on the closing day, or (b) 75% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date. Proceeds from the 7% Convertible Debentures were allocated first to the embedded conversions feature and the residual to the debenture. See Note 12 Financial Instruments. The resulting discount amounted to $370,000 which was being amortized through periodic charges to interest expense using the effective method. On July 10, 2006, the debentures were retired. The payments resulted in a gain on extinguishment of debt of $149,814.

(b) During March 2005, an agreement was signed whereby Divine Capital would raise up to $1.0 million of three-year, 6% convertible debentures. In March 2005, the Company received an initial investment of $305,000 from that financing arrangement and an additional $95,000 during the second and third quarters of 2005. The debentures are convertible into shares of the Company’s Class A common stock at a conversion price equal to 75% of the lowest closing bid price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures. Proceeds from the 6% convertible debentures were allocated first to the embedded conversion feature and the residual to the debenture. See Note 12 Financial Instruments. The resulting discount amounted to $400,000 which was being amortized through periodic charges to interest expense using the effective method. On July 10, 2006 the debentures were retired. The payment resulted in a gain on extinguishment of debt of $343,881..

(c) The effective interest rate used to amortize the debt discount on the 7% Convertible Debentures and the 6% Convertible Debentures amounted to 171.03% and 170.99%, respectively. Amortization of the discounts, which is included in interest expense, amounted to $96,261 and $61,275 during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

(d) The 7% Convertible Debenture and the 6% Convertible Debenture Agreements provide for liquidating damages to the investor if the Company does not obtain an effective registration statement covering securities into which these instruments can be converted. Liquidating damages under these terms commence 150 days following the closing of each traunch of financing. The Company has recorded liquidating damages of $11,100 and $87,920 during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

NOTE 9 - STOCK OPTION/WARRANT PLANS

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

For the nine months ended September 30, 2006, the Company recorded $6,666 compensation expense representing the vested portion of the warrants granted in the period then ended.

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

As a result of the aforementioned allocation, the Series C Preferred Stock had no initial carrying value, but it wiould have been accreted to its redemption value of $860,000 through periodic charges to retained earnings over the period through the redemption date. Accretions on the Series C Preferred Stock amounted to $399,873 and $221,004 during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

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

NOTE 13—FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The caption derivative financial instruments consists of (a) the embedded conversion feature bifurcated from the 7% Convertible Debentures, (b) the embedded conversion feature bifurcated from the Series C Preferred Stock, (c) the Warrants issued in connection with the Series C Preferred Stock, and (d) Other Warrants. (Also See Note 9—Convertible Debentures and Note 10—Redeemable Preferred Stock). These derivative financial instruments were indexed to an aggregate of 36,932,378 shares at September 30, 2006 (18,483,214 shares at December 31, 2005) and were carried at fair value. The following tabular presentation sets forth information about the derivative financial instruments.

As of and for the nine months ended September 30, 2006:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$-	$-	$-	$-
Fair value adjustments:
Contract inception	$-	$-	$-	$-
End of period	420,401	(155,815)	(1,019,259)	(754,673)
Total period (income) loss	$420,401	$(155,815)	$(1,019,259)	$(754,673)

Warrants:	Warrants	Other Warrants (a)	Total
Fair value	$-	$-	$-
Fair value adjustments:
Contract inception	$-	$-	$-
End of period	(16,000)	(9,850)	(468,893)
Total period (income) loss	$(16,000)	$(9,850)	$(468,893)

As of and for the year ended December 31, 2005:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$289,540	$520,325	$1,019,259	$1,829,124
Fair value adjustments:
Contract inception	$-	$360,933	$-	$360,933
End of period	(57,155)	275,407	(8,273)	209,979
Total period (income) loss	$(57,155)	$636,340	$(8,273)	$570,912

Warrants:	Warrants	Other Warrants (a)	Total
Fair value	$20,000	$133,478	$1,982,602
Fair value adjustments:
Contract inception	$-	$-	$360,933
End of period	(284,000)	(1,750,783)	(1,824,804)
Total period (income) loss	$(284,000)	$(1,750,783)	$(1,463,871)

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

(b) Significant assumptions as of December 31, 2005 for the embedded conversion feature on the 7% Convertible Debentures, the embedded conversion feature on the 6% convertible Debentures, and the embedded conversion feature on the Series C Preferred Stock and the Warrants, respectively, included: strike price-$0.03, $0.03 and $2.40; volatility-249% for all instruments; term-remaining term of conversion feature for all instruments; and, risk free rate-3.82% for all instruments.

NOTE 14- LITIGATION AND CONTINGENCIES

At September 30, 2006, The Amacore Group was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

NOTE 15 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of The Amacore Group as a going concern.  However, The Amacore Group has sustained operating losses in recent years.  Further for the nine months ended September 30, 2006, The Amacore Group had negative working capital of approximately $3,692,090, a net loss of $745,421 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $5,281,000.  Although these factors raise substantial doubt about the ability of The Amacore Group to continue as a going concern The Amacore Group has taken several actions to ensure that The Amacore Group will continue as a going concern through December 31, 2007.  The Company has obtained access to additional financing of up to $10 million from Dutchess Private Equities Fund. In October 2006 the Company also received a bridge loan from Vicis Capital Master Funds and signed a Securities Purchase Agreement in conjunction with the bridge loan, indicating their interest in providing additional support, in addition to the funding provided through the sale of the Series E preferred stock.

 NOTE 16 - SUBSEQUENT EVENTS

In October 2006, the Company entered into a convertible Promissory Note (Bridge Loan) and a Securities Purchase Agreement with Vicis Capital Master Fund. The Company issued a convertible promissory note for $550,000 and immediately received $500,000 which is net of $25,000 for legal fees and $25,000 prepaid interest. Under the terms of the agreements the maturity of the Note is December 31, 2006, but may converted into common stock of the Company at a conversion price yet to be determined.

The Company also repaid $13,000 of promissory notes during the fourth quarter of 2006.

In March 2006, the Company and a wholesale client, Motivano, reached an out-of-court settlement in regards to a lawsuit the Company had filed to enforce its right to audit the books and records of the wholesaler. The wholesaler agreed to allow an audit of its books and records. Although the outcome of the audit is not known, the Company expects that additional revenues are due to the Company for memberships that have not been reported and thus fees not remitted.

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

RESULTS OF OPERATIONS

Revenue:

For the nine months ended September 30, 2006, Amacore Group’s gross revenue of $250,660 was approximately $82,000 less than Amacore Group’s gross revenue recorded in the same timeframe in 2005 of $332,899. The decrease was primarily attributable to the recognition of revenues received in late 2004 from a wholesale customer but deferred, and then partially earned/recognized during the first nine months of 2005.

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

 Selling, General and Administrative Expenses (SG&A):

 Amacore Group’s SG&A expenses for the nine months ended September 30, 2006 of $1,636,143 decreased by $1,369,359 from the same timeframe in 2005.  Comparison of the more significant components of SG&A expenses follows:

	Nine Months Ended September 30
	2006	2005	Increase (Decrease)

Depreciation	$5,579	$5,520	$76
Amortization of intellectual property	-	86,535	(86,535)
Payroll & Related Expenses	871,668	1,030,251	(158,583)
Business Travel/Trade Shows	133,178	113,639	(19,539)
Insurance	90,329	101,345	(11,016)
Professional/Consulting Fees	323,932	1,250,062	(926,130)
Rent	66,582	95,860	(29,278)
All Other SG&A expenses	144,858	322,290	(177,432)

Total	$1,636,143	$3,005,502	$(1,369,359)

Depreciation expense, which is computed on a straight-line method over the assets estimated lives, remained nearly the same as the first nine months of 2005 because the depreciable asset base was nearly the same for both periods.

Since the PhotoScreener (intellectual property) was sold in 2006, there was no amortization during 2006, while amortization during the same period last year totaled $57,690.

Salaries and related expenses for the nine months ended September 30, 2006 decreased $158,583 to $871,668, primarily because of the fair value of warrants issued to employees during the first nine months of 2005 of approximately $135,000, along with accrued vacation booked in 2006.

Insurance expense of $90,329 was $11,016 less than the first nine months of 2005 because fewer employees were covered by the medical plan.

Professional/consulting fees for the first nine months 2006 of $323,932 were $926,130 less than the same period in 2005 of $1,250,062. In 2005, The Amacore Group issued stock and/or warrants to consultants/attorneys and the resultant non-cash charge to expense was approximately $646,000. In addition, in 2005 the Company accrued $32,000 for a legal matter; legal activity was significantly higher as was the Company’s use of consultants.

Other expenses for the nine months ended September 30, 2006, of $144,858 declined $177,432 mainly because of $89,900 of financing costs incurred during the first nine months of 2005; nearly $22,000 less in commission expense; approximately $22,000 less printing and postage expenses; reduce telephone expenses of about $10,000, a $9,000 reduction in contract labor, and $27,000 less advertising expense.

Interest Expense:

Interest expense for the first nine months of 2006 amounted to $322,525 compared to $414,701 for the first nine months of 2005. Interest expense includes a number of components including (a) interest on our notes payable, (b) amortization of the discount on our convertible debentures, using the effective method, (c) liquidating damages on our convertible debentures for not obtaining an effective registration statement related to securities into which the debentures are convertible and (d) losses on the conversion of convertible debentures.

Interest expense on our notes payable for the first nine months of 2006 of $96,625 was about $20,000 higher than the $76,460 for the same period in 2005 because of increased loan amounts outstanding in 2006.

Amortization of the discounts on our convertible debentures for the nine months ended September 30, 2006 amounted to $63,174 compared to $76,611 for the first nine months of 2005. Applying the effective interest method to the amortization of debt discounts results in increasing charges to interest expense as such discounts are amortized. Accordingly, our interest expense arising from amortization of discounts will increase through the maturity dates of the debentures, unless they are converted.

Liquidating damages for the first nine months of 2006 amounted to $11,100 compared to $43,960 for the first nine months of 2005. Liquidating damages will continue accrue at 2% of the face value of the convertible debentures each month until an effective registration statement for the underlying securities is obtained.

The loss on the conversion of convertible debentures during the nine months ended September 30, 2006 amounted to $118,610 compared to $0 for the first nine months of 2005. Losses on conversions of convertible debentures may continue to arise if the creditors convert their securities.

Derivative instrument income (expense), net:

Derivative instrument income (expense), net for the nine months ended September 30, 2006 amounted to $468,892 compared to $1,657,811 for the nine months ended September 30, 2005. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value through charges or credits to income at the close of each reporting period.

Fair value for our option-based derivative financial instruments is determined using the Black-Scholes Valuation Model. The Black-Scholes Model requires the development of highly-subjective assumptions, such as the expected term of exercise and volatility. Changes to these assumptions may arise from both internal (e.g. contract renegotiation) and external factors (e.g. changes in the trading market value of our common stock); such changes may result in material changes to the fair values of our derivative financial instruments. The increase in the derivative instrument income noted above is largely due to the decline in the trading stock price of our common stock. Continuing declines in our trading stock price could result in additional credits to income. However, increases in our trading stock prices could result in charges to income. Since the convertible debentures were redeemed on July 10, 2006, the derivative financial instruments have been satisfied as of that date and will no longer result in income or expense..

Net loss:

Our net loss amounted to $745,421 for the nine months ended September 30, 2006 compared to $1,305,940 for the nine months ended September 30, 2005. The significant decline in our net loss is more fully discussed above in the details of changes in our account balances

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $425,373 for the nine months ended September 30, 2006 compared to $112,276 for nine months ended September 30, 2005. Preferred stock will continue to be accreted and cumulative dividends will continue to be recorded until either (a) the preferred stock is fully accreted to its $860,000 redemption value or (b) the preferred stock is converted into, or redeemed for, common stock. As of July 10, 2006, the Series C preferred stock was exchanged for Series D preferred stock and no longer is subject to the accretion computations and the Series D preferred stock is classified as equity, as is the Series E preferred stock also issued on July 10, 2006..

Loss per common share:

Loss per common share amounted to $0.01 for the nine months ended September 30, 2006 compared to $0.04 for the nine months ended September 30, 2005. Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding. Loss per common share does not give effect to warrants to acquire common stock and convertible securities because, while in a loss position, the effects would be anti-dilutive.

Loans to Stockholders and Officers:

As of September 30, 2006, there were no loans or advances to officers.

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
.
 OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of September 30, 2006 or as of the date of this report.

 SUBSEQUENT EVENTS

In October 2006, the Company entered into a convertible Promissory Note (Bridge Loan) and a Securities Purchase Agreement with Vicis Capital Master Fund. The Company issued a convertible promissory note for $550,000 and immediately received $500,000 which is net of $25,000 for legal fees and $25,000 prepaid interest. Under the terms of the agreements the maturity of the Note is December 31, 2006, but may converted into common stock of the Company at a conversion price yet to be determined.

The Company has also repaid $13,000 of promissory notes during the fourth quarter of 2006.

In March 2006, the Company and a wholesale client, Motivano, reached an out-of-court settlement in regards to a lawsuit the Company had filed to enforce its right to audit the books and records of the wholesaler. The wholesaler agreed to allow an audit of its books and records. Although the outcome of the audit is not known, the Company expects that additional revenues are due to the Company for memberships that have not been reported and thus fees not remitted.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares The Amacore Group’s cash flows for the nine months ended September 30:

	2006	2005
Net cash used by operating activities	$(1,355,623)	$(1,377,820)
Net cash provided (used) by investing activities	48,992	350
Net cash provided by financing activities	1,287,667	1,375,200

Net increase or (decrease) in cash	$(18,965)	$(2,270)

We funded The Amacore Group’s operations through the issuance of notes payable, amounting to $1,104,000 during the first nine months of 2006. Although management to date has been able to manage the cash flow shortfalls without interruption to our business, there can be no assurances that necessary financing will continue to be available. Management is seeking additional working capital to satisfy daily operating requirements. There can be no assurance that such additional financing will be available on terms acceptable to us.

During the first nine months of 2006, the Company issued 5.9 million shares of common stock as a result of $68,725 of the Divine mandatory convertible, 6% debentures being converted, and 11.3 million shares as a result of $92,250 of the May Davis, 7% mandatory convertible debentures being converted.

Also, during the first nine months of 2006, the Company issued a $1,104,000 one-year, eight percent promissory notes to twenty-five accredited investors. Immediately $187,000 of the notes were converted to 12,462,500 shares of common stock at a conversion rate ranging from $0.01 to $0.04 per share.

In March 2006, the Company and a wholesale client, Motivano, reached an out-of-court settlement in regards to a lawsuit the Company had filed to enforce its right to audit the books and records of the wholesaler. The wholesaler agreed to allow an audit of the company’s books and records. Although the outcome of the audit is not known, the Company expects that additional revenues are due to the Company for memberships that have not been reported and thus fees not remitted.

In March 2006, another wholesaler, International Med-Care (IMC), reported to the Company that it will be enrolling approximately 200,000 new members. As of November 1, 2006, IMC had reported nearly 80,000 new members.

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
32.1 Certification of the Chief Executive Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Acting Chief Financial Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

	(b) Reports on Form 8-K:	Current Report on Form 8-K dated August 10, 2006, for the purpose of reporting the Company’s completion of the redemption of Mandatory Convertible Debt.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMACORE GROUP, INC.

Date: November 17, 2006	By:	/s/ James L. Koenig
James L. Koenig
Acting Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002