Form 10QSB/A
period 2006-09-30
AMACORE GROUP, INC.
filed 2006-12-05
CIK 949394

UNITED STATES
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

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2006 and 2005

	2006	2005
		(Unaudited)
	(Unaudited)	(Restated)
Cash flow from operating activities
Net loss	$(745,421)	$(1,305,940)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Issuances of shares and warrants for services and interest	-	967,678
Depreciation	5,596	5,520
Amortization of intellectual property	-	86,535
Amortization of discount on convertible debt	214,872	187,505
Derivative Instrument (income) expense, net	(468,892)	(1,657,811)
Derivative Interest expense	-	36,712
Preferred stock dividends and accretions	(425,373)	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	(2,575)	35,573
(Increase) decrease in prepaid expenses	13,801	87,334
Increase) decrease in other current assets	-	46,050
Increase (decrease) in accounts payable and accrued expenses	(90,288)	115,759
Increase (decrease) in deferred compensation	146,199	123,626
Increase (decrease) in deferred revenue	(3,543)	(106,361)

Net cash provided (used) by operating activities	(1,355,624)	(1,377,820)

Cash flow from investing activities
Purchase of property and equipment	(1,008)	-
Sale of property and equipment	50,000	350
Net cash provided (used) by investing activities	48,992	350

Cash flow from financing activities
Proceeds from sales of common stock	-	37,500
Proceeds from issuance of Preferred stock	840,000	-
Proceeds from exercise of warrants	22,500	-
Proceeds from long-term debt	-	400,000
Proceeds from short term borrowings loans and notes payable	1,104,000	944,700
Payments on and redemption of convertible notes	(678,833)	(7,000)
Net cash provided by financing activities	1,287,667	1,375,200

Increase (decrease) in cash	(18,965)	(2,270)

Beginning cash and cash equivalents	21,761	7,408

Ending cash and cash equivalents	$2,796	$5,138

Supplemental disclosures
Interest paid	$72,517	$-
Common stock and warrants issued for services	$6,666	$725,199
Taxes paid	$-	$-

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

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Amacore Group’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, The Amacore Group uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded during the first nine months ended September 30, 2006 or for the year 2005 other than the PhotoScreener noted below.

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

Accounts Receivable

Accounts receivable, net are stated at estimated net realizable value. Accounts receivable are mostly comprised of balances due from memberships, net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. (See Note 5)

Convertible Instruments

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Model. (See Note 13).

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

(b) During March 2005, an agreement was signed whereby Divine Capital would raise up to $1.0 million of three-year, 6% convertible debentures. In March 2005, the Company received an initial investment of $305,000 from that financing arrangement and an additional $95,000 during the second and third quarters of 2005. The debentures are convertible into shares of the Company’s Class A common stock at a conversion price equal to 75% of the lowest closing bid price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures. Proceeds from the 6% convertible debentures were allocated first to the embedded conversion feature and the residual to the debenture. See Note 12 Financial Instruments. The resulting discount amounted to $400,000 which was being amortized through periodic charges to interest expense using the effective method. On July 10, 2006 the debentures were retired. The payment resulted in a gain on extinguishment of debt of $343,881.

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

 Selling, General and Administrative Expenses (SG&A):

 Amacore Group’s SG&A expenses for the nine months ended September 30, 2006 of $1,636,143 decreased by $1,369,359 from the same timeframe in 2005.  Comparison of the more significant components of SG&A expenses follows:

	Nine Months Ended September 30
	2006	2005	Increase (Decrease)

Depreciation	$5,596	$5,520	$76
Amortization of intellectual property	-	86,535	(86,535)
Payroll & Related Expenses	871,668	1,030,251	(158,583)
Business Travel/Trade Shows	133,178	113,639	19,539
Insurance	90,329	101,345	(11,016)
Professional/Consulting Fees	323,932	1,250,062	(926,130)
Rent	66,582	95,860	(29,278)
All Other SG&A expenses	144,858	322,290	(177,432)

Total	$1,636,143	$3,005,502	$(1,369,359)

Depreciation expense, which is computed on a straight-line method over the assets estimated lives, remained nearly the same as the first nine months of 2005 because the depreciable asset base was nearly the same for both periods.

Since the PhotoScreener (intellectual property) was sold in 2006, there was no amortization during 2006, while amortization during the same period last year totaled $86,535.

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

THE AMACORE GROUP, INC.

Date: December 4, 2006	By:	/s/ James L. Koenig
James L. Koenig
Acting Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002