Form 10KSB
period 2006-12-31
AMACORE GROUP, INC.
filed 2007-04-17
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2005

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-27889

THE AMACORE GROUP, INC.
(Name of small business issuer in its charter)

Delaware	59-3206480
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1211 North Westshore Boulevard, Suite 512
Tampa, Florida 33607
(Address of principal executive offices)

(813) 289-5552
(Issuer's telephone number)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Class A Common Stock, par value $0.001 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒        No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No ☒
State issuer’s revenues for its most recent fiscal year: $364,807.

State the aggregate market value of the 94,046,581shares of common stock held by non-affiliates of the issuer as of April 13, 2007: $29,154,440 based upon the sale price of the common stock of $0.31 per share on April 13, 2007.

State the number of shares outstanding of each of the issuer’s classes of common stock as of April 13 2007:

97,913,820 Class A Common Shares
22,962,802 Class B Common Shares

Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (Check One): Yes  ☐        No ☒

AMACORE GROUP, INC.

FORM 10-KSB
For the Year Ended December 31, 2006

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below in our “Risk Factor” section, elsewhere in this report and in our SEC filings from time to time. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Item 1. Description of Business

History

We incorporated under the laws of Delaware on May 31, 1994 and merged with Eye Care International, Inc., a Florida corporation, in March 1995. In April 2005, we changed our name to The Amacore Group, Inc.

Overview

We originally began selling memberships in our discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmologic panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans the benefits of including such a plan in their products. We sold the plan on a retail only basis for many years proving that the general public did desire to have a vision plan with their medical coverage. Once proof of concept became a reality, we shifted our emphasis to marketing our plan to marketers of health benefit plans, or wholesalers. Marketing programs on a retail basis requires a broad national marketing staff which we were not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis. During the transition/building period, revenues decreased and losses increased. We continued to market the plan on a retail basis with less emphasis and devoted most of our time to the continued development of our network and developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision - without a vision medical component, and prescription drugs. Those contracts did not produce a substantial amount of revenue but served to establish our Company as having a product capable of not only servicing the needs of the general public, but servicing the marketers of other healthcare programs as a lead generator for their agents. It also served to position us with marketers of other healthcare programs in such a way as to attract those marketers to our Company from a management perspective.

Commencing on the third quarter of 2006, we initiated activity designed to increase the scope of our product line, increase our distribution channels for our product line and increase our ability to generate sales leads for our distribution channels. Integral to these goals was the hiring of executive personnel, experienced in the design and marketing of various types of healthcare programs ranging from discount programs to insured components. Additionally, it was important for us to further develop the free eye exam component of our vision plan so that this component could serve as a sales lead generator for a wide range of other healthcare products.

Developments in 2007

In January 2007, we entered into long-term employment agreements with Mr. Jay Shafer, the former president of Protective Marketing Enterprises, Inc., a subsidiary of Protective Life Corporation, and Mr. Guy Norberg, the former Vice President of Sales and Marketing of Protective Marketing. We also entered into an agreement employing Mr. William Heneghan, former Director of Operations for Protective Marketing. As of January 2007, Mr. Shafer serves as our President, Mr. Norberg serves as our Senior Vice President of Sales and Marketing and Mr. William Heneghan serves as our Director of Operations. Along with the hiring of Messrs. Shafer, Norberg and Heneghan, we hired additional executive and support staff and opened a second office near Orlando, Florida.

During the first quarter of 2007, we concentrated our efforts on developing a wide range of both discount and insured products, which we intend to market through a significant number of distribution channels with whom Messrs. Shafer and Norberg had worked in the past. We successfully contracted with a number of other discount networks and we believe we have positioned ourselves to provide not only vision programs but discount dental programs, hearing programs, chiropractic programs, counseling programs, a nurse line program, an emergency informational system called Contact 911 and pharmacy programs. All of the networks with whom we have now contracted had previously successful business relationships with Messrs. Shafer and Norberg.

We intend to leverage these relationships to broaden our mail-order contact lens department and enter into a formal relationship with a nationally recognized supplier of mail-order contact lenses that has agreed to a wide range of marketing/information support for our Company and our members.

In early 2007 we developed two new discount health products, Smarthealth Plus and Smarthealth Premier that will expand our discount health offerings beyond optometric care. Smarthealth Plus and Smarthealth Premier are discount programs that provide members with savings of 5% to 50% on doctor visits, a hospital savings program, long-term care discounts, savings on alternative medicine, vitamins and nutritional supplements. Program members also have access to a 24-hour nurse hotline, 24-hour counseling and the services of a personal patient advocate. For travelers, the program offers worldwide assistance in over 200 countries and territories and a Global Med-Net ID that can get medical histories to medical service providers around the world. On March 9, 2007, we entered into a sales agreement with Service Health Plans to offer our new programs directly to the public. With the addition of these new programs, we have changed the nature of our Company from just a provider of vision care to a provider of an entire array of medical services.

We have also entered into marketing and customer service agreements with TruPoint Marketing and the American Advantage Association. We believe these contracts position us to enroll existing and prospective members into limited medical indemnity and accident group insurance programs underwritten by insurance companies through licensed insurance brokers.

Furthermore, we have contracted with a number of distribution channels experienced not only in the sale of the types of products we designed, but with the networks forming the components of our new product line. During the first quarter of 2007, we entered into distribution agreements with, among others, Selective Health Plan, LLC and LA Marketing Plans, both companies being well experienced in the consumer direct response sales industry. We also contracted with Chase Paymentech Solutions, LLC, who we believe is one of the world’s largest merchant acquirers accepting payments at the point of sale, hospitality, internet, retail, catalogue and recurring billing. We launched this aspect of our distribution endeavors in March 2007, with the purpose, among other things, of testing the various electronic systems we employ in connection with our direct response sales. During the test period, we successfully streamlined this aspect of our operation and we will be launching, through the above-named distribution channels, a significant number of additional direct response sales rooms during the second quarter of 2007. Significantly, during the test period for the month of March 2007, we generated gross revenues equaling nearly one-third of our total gross revenues for 2006.

Of equal significance is that we substantially completed the development of various electronic systems designed to not only track our sales and revenues, but to facilitate the weekly payment of sales commissions to our sales agents - a payment program which we believe will significantly enhance our relationship with our various sales organizations.

The next distribution channel we plan to launch will be our direct sales operation through healthcare sales agents. We will launch this aspect of our sales efforts in the second quarter of 2007. This launch will be accomplished primarily through the efforts of Messrs. Shafer and Norberg with their long-standing broker relationships in the healthcare industry. Although this channel has not been officially launched, we have already successfully sold one or more of our programs to accounts of one or more of these agents. For example, one such agent has already contracted us for the sale of our healthcare program to FJC Security Services for the remaining two-year period of a previously existing three year contract (with another entity) for a total remaining gross sale price of $1,639,934 payable monthly. This program was launched in early April 2007. We expect to receive the first revenues generated by this program by April 30, 2007.

Another distribution channel is the employer group channel serviced by large group sales agents. As with the program described above, this program is scheduled for launch in the second quarter of 2007.

In addition to all of the above, we have embarked upon a program to acquire certain of our distribution channel business associates who have expressed an intent to become part of our Company. While there can be no assurances that all, or any of our acquisition efforts will prove successful, we have reason to believe that we will, during the second quarter of 2007, acquire one or more of our distribution channels.

We believe that all of the above now places us in the forefront in terms of our ability to provide consumers with a wide range of affordable healthcare products and the ability to successfully distribute those products through a significant number of distribution channels.

Our vision plan and, in particular, a form of our free eye exam voucher, which contains a requirement that the recipient activate the voucher by way of inbound telephone and/or electronic communication, remains a significant aspect of all of the above programs in that the free eye exam voucher is positioned to be distributed as a give-away product with sales of all of our other products. We believe that the activation aspect of the voucher will serve as a significant lead generator for additional sales including sales of our discount vision program.

Our Network in Fiscal Year 2006

We believe we are the only national discount vision network with ophthalmologists who have agreed to discount all of their medical services and that we are the nation's largest optometric discount vision network. Our network has providers at nearly 13,000 locations and is comprised of over 2,000 ophthalmologic practices and over 11,000 optometric, optician and optical locations. Ophthalmologists, optometrists and opticians participating in our vision care network are located within reasonable proximity to all major metropolitan areas within the United States. Every surgical procedure, including all types of laser surgery such as LASIK, Radial Keratomy, or RK, and CO2 laser, are discounted. Our optometric network consists of both large chain companies and a wide variety of boutiques and specialty shops. We also have approximately 150 provider locations, or about 1.2% of our network, outside of the United States.

Our Products in Fiscal Year 2006

Members of our vision plan have access to a full range of eye care/eyewear services offered by our network of providers at discounted rates. They can also obtain a comprehensive eye care service package, including elective cosmetic surgical procedures such as LASIK or vision correction surgery, CO2 laser skin resurfacing or wrinkle removal surgery and other laser surgical procedures performed by ophthalmologists. These generally expensive procedures are traditionally not covered by insurance or Medicare. The procedures covered by Medicare are referred to as “coded” procedures and procedures not covered by Medicare are referred to as “non-coded” procedures. Members of our plan can obtain these non-coded elective procedures from our providers at a discount of 20% from an ophthalmologist's usual and customary rate. We believe our rates with ophthalmologists exceed the lowest negotiated rates afforded to insurance carriers for all Medicare coded procedures. Our non-Medicare eligible members receive a 20% discount from the Medicare allowable fee schedule. For all non-coded, elective procedures, all members receive discounts of 20% below an ophthalmologist’s usual and customary rates. All of our members not eligible for Medicare may receive greater discounts for surgical procedures that are typically covered by Medicare, such as cataract surgery, since the 20% discount applies to the Medicare allowable rate for procedures rather than the ophthalmologist’s usual and customary rate, which generally is significantly higher. Although individuals eligible for Medicare may participate in our vision care program, they only receive discounts on surgical procedures not covered by Medicare.

Our providers offer eyewear products to our members at two times the nationally listed wholesale prices for providers participating in our Free Eye Exam Program and at one and one-half times the nationally listed wholesale price for providers not participating in the Free Eye Exam Program. We also offer a mail order program through which members of our vision care network may order replacement contact lenses and designer or non-designer sunglasses at nationally listed wholesale prices.

Sales and Marketing in Fiscal Year 2006

Our President and Senior Vice President of Sales and Marketing conduct most of our sales and marketing. We have historically marketed our plan to individuals on a retail basis. We continued such marketing in 2006. However, we also increased our focus on developing contractual relationships with marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision without a medical component and prescription drugs. We have had numerous wholesale contracts in place but these contracts have not produced revenues as quickly as we initially anticipated. This, combined with reduced retail revenue, caused revenues to suffer in 2006. We intend to emphasize marketing our plan to wholesalers and believe we now have contracts that are either in place or near completion of negotiations. We anticipate these new contracts will generate an increasing level of revenues for 2007 and subsequent years.

Customers in Fiscal Year 2006

Our customer base is primarily comprised of memberships obtained through wholesalers who remarket our vision program. In 2006, three wholesalers represented 77% of our 2006 revenues: MD Select (35%), Care Entrée (27%) and United Health Programs of America (15%).

Intellectual Property

In December 2004, we acquired 100% of the rights to a number of patents and technology known as the PhotoScreener™. The PhotoScreener technology and related patents enable the owner to manufacture devices that can quickly scan individual eyes to discover medical abnormalities to be referred for treatment. The PhotoScreener can be used for preverbal infants as young as six months up to adults and has been effective in revealing early stage eye abnormalities that can be treated effectively. We purchased the technology for an initial payment of 937,500 shares of common A stock valued at approximately $2,307,572. The remainder of the purchase price was contingent on proving its marketability with a final payment due by October 2005 in the amount of 1,562,500 shares.  We had the right to not make the final payment when due, and as a result would forfeit all rights to the patent and technology.  In March 2006, we sold our rights to the patents and technology of the PhotoScreener.

Employees

As of December 31, 2006, we had seven full-time officers and employees and two part-time employees.

Item 2. Description of Property

Our executive offices are located at 1211 North Westshore Boulevard, Suite 512, Tampa, Florida 33607. Our telephone number is (813) 289-5552. These facilities are leased and consist of approximately 3,000 square feet. Our lease expires on June 1, 2007, with four one-year renewal periods. Rent expense associated with these premises and charged to operations for the twelve month period ending December 31, 2006 was $80,156..

Item 3. Legal Proceedings

In January 2005, we filed a suit in the Thirteenth Judicial Circuit Court of Hillsborough County, Florida against Motivano, a wholesaler of our vision plan, to enforce our rights to audit the books and records of Motivano to verify that the correct number of memberships had been reported to Amacore Group and that Amacore Group was paid therefor. In March 2006, the parties agreed upon a settlement, including an audit of Motivano’s books and records. As of April 16, 2007, we have not performed such audit.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 4. Submission Of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the fourth quarter of fiscal year 2006.

In January 2007, we received approval from our shareholders to increase our authorized shares from six hundred forty million shares to one billion shares. The authorized shares for Class A common stock was increased from five hundred million shares to eight hundred sixty million; our authorized Class B common stock remained at one hundred twenty million shares and our authorized preferred shares remained at twenty million shares.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our Class A common stock is listed and traded principally on the OTC Bulletin Board under the symbol "ACGI." Set forth below are the high and low closing prices for our Class A common stock on the OTC Bulletin Board for each quarter of the years ending December 31, 2006 and 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2005	0.99	0.21
June 30, 2005	0.37	0.14
September 30, 2005	0.22	0.11
December 31, 2005	0.185	0.045

March 31, 2006	0.05	0.02
June 30, 2006	0.05	0.01
September 30, 2006	0.09	0.01
December 31, 2006	0.06	0.02

Holders

As of April 13, 2007, 97,913,820 shares of our Class A common stock are issued and outstanding and there were approximately 300 stockholders of record. There were also six stockholders holding 3,302,802 shares of Class B common stock.

Dividends

The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements and financial condition. We have never paid any dividends on our Class A common stock and we do not anticipate paying such dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our operations.

Sales of Unregistered Securities

In October 2006, we entered into a convertible Promissory Note and a Securities Purchase Agreement with Vicis Capital Master Fund. We issued a convertible promissory note for $550,000 and immediately received $500,000 which is net of $25,000 prepaid interest. Under the terms of the agreements the maturity of the Note is December 31, 2006, but may be converted into our common stock at a conversion price yet to be determined.

The security issued in the foregoing transaction was made in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

-	the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

-
we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of  the offering and to obtain any additional information which we possessed or could acquire without unreasonable  effort or expense that is necessary to verify the accuracy of information furnished;

-	at a reasonable time prior to the sale of security, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

-	neither we nor any person acting on our behalf sold the security by any form of general solicitation or general advertising; and

-	we exercised reasonable care to assure that the purchaser of the security is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

Equity Compensation Plans

In May 1997, our Board of Directors adopted, and our stockholders approved, the 1997 Stock Option Plan. The stock option plan is to be administered by the Board of Directors or a committee of the Board. Pursuant to the plan, options to purchase 750,000 shares of Class A Common Stock may be granted to directors, employees (including officers) and consultants. As of December 31, 2006, no options have been granted under the plan.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, we did not have securities authorized for issuance under equity compensation plans.

Item 6. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-KSB. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-KSB.

Overview

We market memberships in a comprehensive, national, non-insurance based, quality discount eye care and eyewear plan. The memberships entitle plan participants to obtain eye care services and products from our network of providers at rates which range from 20% to 60% below retail. In late 2004, we acquired LBI Brokerage, a managing general agency for group health and life insurance products. A managing general agency is an agency appointed by an insurance company for the express purpose of distributing its products to its downline general agents, and in turn, marketing its product line to its downline agents and producers.

In December 2004, we acquired the technology and patent rights related to the PhotoScreener ™, a camera embodying technology designed to detect various disorders of the eye in young and even preverbal children. The PhotoScreener technology has been approved by the FDA. We sold the PhotoScreener in 2006 and retained certain future royalty rights for future sales of the PhotoScreener and image interpretation fees.

Substantially all of our revenues are derived from:

•	membership fees paid to us by wholesalers, which are other health care companies that include our vision program with their various programs;
•	individual subscribers; and
•	sponsoring organizations that offer or purchase our vision care program for their employees/members.

We have experienced losses since we commenced operations in 1994, including net losses of $2,189,746 and $4,566,139 for the fiscal year ending December 31, 2006 and 2005, respectively. Our ability to operate profitably depends upon market acceptance of our vision care plan and the development of an effective marketing organization. We are presently unable to predict when and if we will generate sufficient revenues to become profitable.

Developments in 2007

In January 2007, we entered into long-term employment agreements with Mr. Jay Shafer, the former president of Protective Marketing Enterprises, Inc., a subsidiary of Protective Life Corporation, and Mr. Guy Norberg, the former Vice President of Sales and Marketing of Protective Marketing. We also entered into an agreement employing Mr. William Heneghan, former Director of Operations for Protective Marketing. As of January 2007, Mr. Shafer serves as our President, Mr. Norberg serves as our Senior Vice President of Sales and Marketing and Mr. William Heneghan serves as our Director of Operations. Along with the hiring of Messrs. Shafer, Norberg and Heneghan, we hired additional executive and support staff and opened a second office near Orlando, Florida.

During the first quarter of 2007, we concentrated our efforts on developing a wide range of both discount and insured products, which we intend to market through a significant number of distribution channels with whom Messrs. Shafer and Norberg had worked in the past. We successfully contracted with a number of other discount networks and we believe we have positioned ourselves to provide not only vision programs but discount dental programs, hearing programs, chiropractic programs, counseling programs, a nurse line program, an emergency informational system called Contact 911 and pharmacy programs. All of the networks with whom we have now contracted had previously successful business relationships with Messrs. Shafer and Norberg.

We intend to leverage these relationships to broaden our mail-order contact lens department and enter into a formal relationship with a nationally recognized supplier of mail-order contact lenses that has agreed to a wide range of marketing/information support for our Company and our members.

In early 2007 we developed two new discount health products, Smarthealth Plus and Smarthealth Premier that will expand our discount health offerings beyond optometric care. Smarthealth Plus and Smarthealth Premier are discount programs that provide members with savings of 5% to 50% on doctor visits, a hospital savings program, long-term care discounts, savings on alternative medicine, vitamins and nutritional supplements. Program members also have access to a 24-hour nurse hotline, 24-hour counseling and the services of a personal patient advocate. For travelers, the program offers worldwide assistance in over 200 countries and territories and a Global Med-Net ID that can get medical histories to medical service providers around the world. On March 9, 2007, we entered into a sales agreement with Service Health Plans to offer our new programs directly to the public. With the addition of these new programs, we have changed the nature of our Company from just a provider of vision care to a provider of an entire array of medical services.

We have also entered into marketing and customer service agreements with TruPoint Marketing and the American Advantage Association. We believe these contracts position us to enroll existing and prospective members into limited medical indemnity and accident group insurance programs underwritten by insurance companies through licensed insurance brokers.

Furthermore, we have contracted with a number of distribution channels experienced not only in the sale of the types of products we designed, but with the networks forming the components of our new product line. During the first quarter of 2007, we entered into distribution agreements with, among others, Selective Health Plan, LLC and LA Marketing Plans, both companies being well experienced in the consumer direct response sales industry. We also contracted with Chase Paymentech Solutions, LLC, who we believe is one of the world’s largest merchant acquirers accepting payments at the point of sale, hospitality, internet, retail, catalogue and recurring billing. We launched this aspect of our distribution endeavors in March 2007, with the purpose, among other things, of testing the various electronic systems we employ in connection with our direct response sales. During the test period, we successfully streamlined this aspect of our operation and we will be launching, through the above-named distribution channels, a significant number of additional direct response sales rooms during the second quarter of 2007. Significantly, during the test period for the month of March 2007, we generated gross revenues equaling nearly one-third of our total gross revenues for 2006.

Of equal significance is that we substantially completed the development of various electronic systems designed to not only track our sales and revenues, but to facilitate the weekly payment of sales commissions to our sales agents - a payment program which we believe will significantly enhance our relationship with our various sales organizations.

The next distribution channel we plan to launch will be our direct sales operation through healthcare sales agents. We will launch this aspect of our sales efforts in the second quarter of 2007. This launch will be accomplished primarily through the efforts of Messrs. Shafer and Norberg with their long-standing broker relationships in the healthcare industry. Although this channel has not been officially launched, we have already successfully sold one or more of our programs to accounts of one or more of these agents. For example, one such agent has already contracted us for the sale of our healthcare program to FJC Security Services for the remaining two-year period of a previously existing three year contract (with another entity) for a total remaining gross sale price of $1,639,934 payable monthly. This program was launched in early April 2007. We expect to receive the first revenues generated by this program by April 30, 2007.

Another distribution channel is the employer group channel serviced by large group sales agents. As with the program described above, this program is scheduled for launch in the second quarter of 2007.

In addition to all of the above, we have embarked upon a program to acquire certain of our distribution channel business associates who have expressed an intent to become part of our Company. While there can be no assurances that all, or any of our acquisition efforts will prove successful, we have reason to believe that we will, during the second quarter of 2007, acquire one or more of our distribution channels.

We believe that all of the above now places us in the forefront in terms of our ability to provide consumers with a wide range of affordable healthcare products and the ability to successfully distribute those products through a significant number of distribution channels.

Our vision plan and, in particular, a form of our free eye exam voucher, which contains a requirement that the recipient activate the voucher by way of inbound telephone and/or electronic communication, remains a significant aspect of all of the above programs in that the free eye exam voucher is positioned to be distributed as a give-away product with sales of all of our other products. We believe that the activation aspect of the voucher will serve as a significant lead generator for additional sales including sales of our discount vision program.

Critical Accounting Policies

General

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements as of and for the fiscal year ended December 31, 2006 and 2005 include the accounts of Amacore Group, Inc. and our wholly-owned subsidiary LBI, Inc. Significant intercompany balances and transactions have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Industry Segment

The activities of LBI, Inc. are immaterial for 2006 and 2005 and therefore are not reported as a segment since we do not utilize the results of LBI Inc’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Intangible assets

Intangible assets consist primarily of intellectual property. Effective January 1, 2004 in accordance with SFAS 142. “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill is not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of 3-20 years. Indefinite lived intangible assets will be tested for impairment yearly and will be tested for impairment between the annual tests should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. We have selected July 1, as the annual date to test these assets for impairment. The asset was sold in March 2006.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.

Intellectual Property

In December 2004, we acquired 100% of the rights to a number of patents and technology known as the PhotoScreener. The PhotoScreener technology and related patents enable the owner to manufacture devices that can quickly scan individual eyes to discover medical abnormalities to be referred for treatment. The PhotoScreener can be used for preverbal infants as young as six months up to adults and has been effective in revealing early stage eye abnormalities that can be treated effectively. We purchased the technology for an initial payment of 937,500 shares of common A stock valued at approximately $2,307,572. The remainder of the purchase price was contingent on proving its marketability with a final payment due by October 2005 in the amount of 1,562,500 shares.  We had the right to not make the final payment when due, and as a result would forfeit all rights to the patent and technology.  We obtained an independent valuation of the technology in excess of the purchase price. We have determined that the useful life for purposes of amortization of the

PhotoScreener patent is 20 years. SFAS 142 provides the criteria to be considered in determining the useful life. Those criteria are: a) the expected use of the patent by the Company, b) the expected useful life of other assets which the useful life of the patent may relate, c) any legal, regulatory or contractual provisions that may limit the useful life of the patent, d) any legal, regulatory or contractual provisions that enable renewal or extension of the PhotoScreener patent without substantial cost, e) effects of obsolescence, demand, competition and other economic factors, and f) the level of maintenance expenditures required to obtain expected future cash flows from the PhotoScreener. After reviewing the criteria we concluded that a) the useful life of the PhotoScreener patent is 20 years, b) there are no other assets with which the PhotoScreener patent relates, c) we have all legal rights to the PhotoScreener patent, d) the expected cost of renewing the patent is minimal - less than $10,000, e) the patent and related technology are unique and we expect significant revenues from the use of the technology, and f) the patent does not require any maintenance to obtain the expected cash flows. In March 2006, we sold our rights to the patents and technology of the PhotoScreener, and thus reduced the value on our books and records aat December 31, 2005 by $2,348,020 to the net realizable value of $92,051. The asset was sold in March 2006 for $50,000 and the return of 1,750,000 shares previously issued in the acquisition of the asset.

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

Revenues from memberships are recognized over the life of the memberships which generally are one year from the month after a member signs up for the program. However, we also sell smaller amounts of two and three year memberships which are amortized over their respective periods. We recognize income from the sale of memberships on a wholesale basis over the life of the contract, where applicable, or on a month to month basis as plan sponsors report usage of memberships.  We also receive a minor amount of commission on sale of products. We receives orders by telephone and uses a fulfillment center to complete the sale.  Those revenues are recognized when the product is shipped and paid for by the customer.  Revenues from commissions are immaterial in amount.

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

Convertible Instruments

We review the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within our control, are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. The resulting discount to the redemption value of redeemable preferred securities is accreted through periodic charges to retained earnings over the term of the instrument using the Effective Method. In June 2006, the Company redeemed this convertible debt.

Stock-Based Compensation

Effective January 1, 2006, we were required to adopt Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment” (SFAS 123R) which replaces SFAS 123 and SFAS 148, and supersedes Accounting Principles Board (APB) Opinion No. 25 “ Accounting for Stock Issued to Employees.” SFAS 123R requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods and services from either employees or non-employee be recognized in the financial statements as the goods are received or when the services are rendered. That cost will be measured based on the fair value of the equity instrument issued. We will no longer be permitted to follow the previously-followed intrinsic value accounting method that APB 25 allowed which resulted in no expense being recorded for stock option grants where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant and further permitted disclosure-only pro forma compensation expense effects on net income.

SFAS 123R now applies to all of our existing outstanding unvested share-based stock option/warrant awards as well as any and all future awards. We have elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes model will continue to be our method of compensation expense valuation.

Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Model.

The Black-Scholes Model requires the development of highly subjective assumptions, such as the expected term of exercise and volatility. Changes to these assumptions may arise from both internal (e.g. contract renegotiation) and external factors (e.g. changes in the trading market value of our common stock); such changes may result in material changes to the fair values of our derivative financial instruments. The increase in the derivative instrument income noted above is largely due to the decline in the trading stock price of our common stock. Continuing declines in our trading stock price will result in additional credits to income. However, increases in our trading stock prices will result in charges to income. We will continue to adjust our derivative financial instruments to fair value until we achieve the ability to net-share settle these instruments.

Income Taxes

We have adopted SFAS 109.  We have not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.

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

Results of Operations

Revenue:

For the year ended December 31, 2006, our gross income was $364,807, a decrease of $97,068 compared to the gross income recorded for the same period of 2005 of $461,875. Approximately $52,000 of this decrease resulted from less commission income being earned by LBI during the year 2006. In addition, approximately $114,000 of our 2005 revenue resulted from a one-time cash payment received in 2004 from a wholesale company, but not recorded as revenue until 2005 because of the revenue recognition policy of recording revenue as it is earned over the life of the memberships. These decreases were partially offset by increases to other wholesale companies.

Selling, General and Administrative Expenses:

Our Selling, General and Administrative expenses for the year ended December 31, 2006 were $2,624,381. This was a decrease of $1,168,846 from $3,793,227 during the year ended December 31, 2005. Comparison of the more significant components of Selling, General and Administrative expenses follows:

	Year Ended December 31
	2006	2005	Increase (Decrease)

Depreciation	$7,496	$7,379	$117
Amortization of intellectual property	-	117,554	(117,554)
Payroll and Related Expenses	1,333,328	1,320,969	12,359
Business Travel/Trade Shows	237,855	211,827	26,028
Insurance	114,804	132,535	(17,731)
Professional/Consulting Fees	574,645	1,520,169	(945,524)
Rent	80,156	127,601	(47,445)
All Other Selling, General and Administrative expenses	276,097	355,193	(79,096)

Total	$2,624,381	$3,793,227	$(1,168,846)

Depreciation expense, which is computed on a straight-line method over the assets estimated lives, was nearly the same as the prior year because we made no major fixed asset purchases during either year.

Since the PhotoScreener was sold in March 2006, there was no amortization during 2006. Amortization of the PhotoScreener was $117,554 for the 2005, which was the first year that any amortization was recorded.

Salaries and related expenses for the year ended December 31, 2006 of $1,333,328 increased only $12,359 over the year ended December 31, 2005.

Insurance expense of $114,804 for the year ended December 31, 2006 was $17,731 less than the same period 2005 of $132,535 because fewer employees were covered by the medical plan and because of a lower premium obtained for directors and officers liability insurance.

Professional/consulting fees for the year ended December 31, 2006 were $574,645, a decrease of $945,524 from $1,520,169 during the same period in 2005. During the fiscal year ended December 31, 2006, we recorded approximately $980,000 less in non-cash charges related to the issuance of stocks and warrants to consultants compared to the same period in 2005. However, increased consulting activities partially offset this decrease. In 2006, we also recorded about $40,000 less in accounting fees than in 2005 primarily because additional accounting work required for the filing of a registration statement in 2005.

Other expenses for the year ended December 31, 2006 declined $79,079 to $276,097 mainly because of a $40,000 reduction in commissions paid by LBI, a reduction of $26,000 reduction in postage and printing and a $27,000 reduction in marketing expenses, partially offset by a $15,000 increase in contract labor.

Interest Expense:

Interest expense for the year ended December 31, 2006 was $439,260, a decrease of $177,790 compared to $617,050 at December 31, 2005. Interest expense includes a number of components including (a) interest on our notes payable, (b) amortization of the discount on our convertible debentures, using the effective method, (c) liquidating damages on our convertible debentures for not obtaining an effective registration statement related to securities into which the debentures are convertible and (d) losses on the conversion of convertible debentures.

Interest expense on our notes payable for the year ended December 31, 2006 was $221,904, compared to $92,484 for the same period in 2005.

Amortization of the discounts on our convertible debentures for the year ended December 31, 2006 was $132,362 compared to $61,275 for the same period in 2005. Applying the effective interest method to the amortization of debt discounts results in increasing charges to interest expense as such discounts are amortized. Accordingly, our interest expense arising from amortization of discounts will increase through the maturity dates of the debentures, unless they are converted.

Liquidating damages for the year ended December 31, 2006 amounted to $11,100 compared to $87,920 for 2005. Liquidating damages will continue to accrue at 2% of the face value of the convertible debentures each month until an effective registration statement for the underlying securities is obtained.

The loss on the conversion of convertible debentures during the year ended December 31, 2006 amounted to $118,610. Losses on conversions of convertible debentures may continue to arise if the creditors convert their securities.

Derivative instrument income (expense), net:

Derivative instrument income (expense), net for the year 2006 amounted to $468,892 compared to $1,849,235 for the year 2005. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value through charges or credits to income at the close of each reporting period.

Fair value for our option-based derivative financial instruments is determined using the Black-Scholes Valuation Model. The Black-Scholes Model requires the development of highly-subjective assumptions, such as the expected term of exercise and volatility. Changes to these assumptions may arise from both internal (e.g. contract renegotiation) and external factors (e.g. changes in the trading market value of our common stock); such changes could have resulted in material changes to the fair values of our derivative financial instruments. However, the debentures that were determined to be derivative financial instruments were redeemed in June 2006, which resulted in a Gain on Extinguishment of Debt of $493,695.

Extraordinary Loss:

In March 2006, we sold our rights to the patents and technology of the PhotoScreener. As a result, in 2005, we wrote down the value of the intangible asset down to the value received from the sale, which resulted in a charge to non-operating expense of $2,348,020.

In June 2006, we redeemed certain convertible promissory notes totaling $380,692 plus accrued interest of $72,517 and paid a callable premium of $77,895. The notes had been determined to be derivative financial instruments. Upon redemption, we recognized a Gain on Extinguishment of Debt of $493,695.

Net loss:

Our net loss amounted to $2,189,746 for the year ended December 31, 2006 compared to $4,566,139 for the year ended December 31, 2005. The significant decline in our net loss is more fully discussed above in the details of changes in our account balances. However, the largest components of change are the substantial decrease in our consulting expenses and the writedown of the Photoscreener in 2005.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $453,498 for the year ended December 31, 2006 compared to $221,004 for the year ended December 31, 2005. Preferred stock will continue to be accreted until the preferred stock is converted into common stock or redeemed.

Loss per common share:

Loss per common share amounted to $0.03 for the year ended December 31, 2006 compared to $0.13 for the year the year ended December 31, 2005. Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding. Loss per common share does not give effect to warrants to acquire common stock and convertible securities because, while in a loss position, the effects would be anti-dilutive.

Loans to Stockholders and Officers:

As of December 31, 2006, there were no loans or advances to officers.

Sale of PhotoScreener:

In March 2006, we sold our rights to the patents and technology of it PhotoScreener. In March 2006 the asset was sold for $50,000 and the return of 1.75 million shares of our common stock previously issued in the acquisition of the asset.

CONTRACTUAL OBLIGATIONS

Lease Commitments: See Note 15 Commitments and Contingency in our annual financial statements for information about non-cancelable commitments under our lease agreements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of December 31, 2006.

SUBSEQUENT EVENTS

In January 2007, we entered into long-term employment contracts with Mr. Jay Shafer, our President, and with Mr. Guy Norberg, our Senior Vice President of Sales and Marketing. Both were previously employed by Protective Marketing Enterprises, Inc., or PME, a subsidiary of Protective Life Corporation. Upon their employment, we opened an office in the Orlando, Florida area and hired a support staff, including Mr. William Heneghan, former Director of Operations for PME.

On January 31, 2007, we issued 75 shares of our Series D, Mandatory Convertible, 6% Preferred Stock to Vicis Capital Master Fund in exchange for $750,000. The Series D preferred shares, which have a maturity date of July 15, 2011, are convertible into our common stock at a conversion price of $0.01 per share at any time after January 31, 2009.

In February 2007, the Company entered into a six-year consulting contract with James Koenig, former Chief Financial Officer of the Company. Mr. Koenig will receive a weekly retainer plus compensation for hours worked for the Company. As part of the contract, Mr. Koenig agreed to forgive the Company of his deferred compensation that had accumulated over the period of 2003 through 2006 totaling approximately $505,000.

On March 28, 2007 we issued 150 shares of our Series D, Mandatory Convertible, 6% Preferred Stock to Vicis Capital Master Fund in exchange for $1.5 million dollars. The Series D preferred shares, which have a maturity date of July 15, 2011, are convertible into our common stock at a conversion price of $0.01 per share at any time after January 31, 2009.

On March 30, 2007, we received a loan from Vicis Capital Master Fund in the amount of $3.3 million. The loan, which accrues interest at the rate of 4% compounded monthly, can be redeemed, in part or in whole and including accrued interest, until May 1, 2007, when it is converted into Series D Preferred Stock. However, we may redeem any amount of the preferred shares, up to ninety percent issued on May 1, 2007 through December 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the fiscal years ended December 31,

	2006	2005
Net cash used by operating activities	$(2,291,307)	$(1,767,197)
Net cash provided by investing activities	47,715	350
Net cash provided by financing activities	2,357,417	1,781,200

Net increase (decrease) in cash	113,285	$14,353

We funded our 2006 operations through the issuance of notes payable, amounting to $1,666,500, and the sale of preferred stock amounting to $1,365,000. We also paid or redeemed $969,833 of convertible promissory notes.

During 2006, we issued 45,731,250 shares of Class A common stock. A total of 7,459,240 shares were issued for services that either have been or will be performed by consultants, 1,750,000 shares were cancelled due to the sale of the technology and patent rights related to the PhotoScreener™, 31,697,010 shares were issued upon conversion of notes payable and accrued interest, 7,325,000 shares were issued due to warrants being exercised, and 1 million shares were issued in exchange of Class B common stock.

ITEM 7. FINANCIAL STATEMENTS.

 REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Audit Committee
The Amacore Group, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of The Amacore Group, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of The Amacore Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Amacore Group, Inc. as of December 31, 2006 and 2005 and the results of operations, changes in shareholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/Brimmer, Burek & Keelan LLP

Brimmer, Burek & Keelan LLP
Certified Public Accountants
Tampa, Florida

April 17, 2007

THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005
	2006	2005
ASSETS
Current assets
Cash	$135,046	$21,761
Accounts receivable (net of $0 and $50,000 allowance for doubtful accounts in 2006 and 2005 respectively)	54,756	25,923
Non-trade receivables and employee receivables	0	0
Prepaid expenses and deposits	77,775	42626
Total current assets	267,577	90,310

Fixed assets (net of accumulated depreciation)	21,113	25,785
Intellectual property	-	92,051
Total assets	$288,690	$208,146

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$760,158	$862,210
Loans and notes payable	1,916,950	801,074
Accrued expenses and payroll taxes	438,396	626,896
Deferred compensation - related party	970,753	783,801
Deferred revenue	6,022	8,766
Derivative financial instruments	-	1,982,604
Total current liabilities	4,092,279	5,065,351

Long Term Liabilities
Convertible debenture	-	13,138
Deferred Revenue	33,473	37,365
Total long-term liabilities	33,473	50,503

Total liabilities	4,125,751	5,115,854

Redeemable preferred stock:
Series C Mandatory Redeemable Preferred Stock, 86 shares authorized, issued and outstanding (aggregate liquidation value: $860,000)	-	244,021

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000)	-	-
Series C, mandatory convertible stock, 86 shares authorized;0 and 86 shares shares issued and outstanding respectively. (aggregate liquidation value: $0 and $860,000, respectively)	-	-
Series D, mandatory convertible stock, 363.5 shares authorized; 138.5 and 0 issued and outstanding respectively. (aggregate liquidation value:$1,385,000 and $0, respectively)	-	-
Series E, mandatory convertible stock, 84 shares authorized, 84 and 0 shares issued and outstanding respectively. (aggregate liquidation: $840,000 and $0, respectively)	-	-
Common stock A ($.001 par value; 1,000,000,000 shares authorized; 91,303,820 and 45,496,840 shares issued and outstanding, respectively and $0, respectively.)	91,304	45,573
Common stock B ($.001 par value; 120,000,000 shares authorized; 3,302,802 shares and 4,302,802 shares issued and outstanding, respectively.)	3,303	4,303
Additional paid-in capital	51,346,720	47,712,431
Accumulated deficit	(55,277,388)	(52,914,038)
Total stockholders’ equity (deficit)	(3,837,061)	(5,151,729)

Total liabilities and stockholders’ equity (deficit)	$288,691	$208,146

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2006 and 2005

	2006	2005
REVENUES
Membership fees	$364,807	$461,875

OPERATING EXPENSES
Depreciation	7,496	7,379
Amortization	-	117,554
Rent	80,156	127,601
Consulting expense	363,070	1,199,766
Payroll expense	1,333,328	1,320,969
Professional expense	211,575	320,403
Insurance expense	114,804	132,535
Travel and entertainment	228,607	194,359
Contract labor	78,183	62,866
Bad debt expense	5,167	(23,358)
Office expense	60,640	30,482
Telephone	32,706	44,665
Trade shows	9,248	17,468
Selling, general and administrative expenses	99,401	240,538
Total expenses	2,624,381	3,793,227

Operating loss from operations before other income and expense	(2,259,575)	(3,332,352)

OTHER INCOME (EXPENSE)
Interest expense	(439,260)	(617,050)
Derivative instrument income (expense, net)	468,892	1,849,235
Settlement expense	-	(20,500)
Write-down of PhotoScreener		(2,224,468)
Extinguishment of Debt	493,695	-
Total other income (expense)	523,327	(1,012,783)

Net loss	(1,736,248)	(4,345,135)
Preferred stock dividend and accretions	(453,498)	(221,004)

Net loss available to common stockholders	$(2,189,746)	$(4,566,139)

Basic and diluted loss per share	$(0.03)	$(0.13)

Basic and diluted weighted average number of common shares outstanding	68,306,991	34,317,405

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For The Years ended December 31, 2006 and 2005

	Preferred Stock							Common Stock
	Series A		Series c		Series D			Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Paid-In Capital	Retained Deficit	Total

Balance - December 31, 2004 (Restated)	155	$0	0	$23,017	0	$		23,170,173	$23,170	4,462,802	$4,463	$48,643,295	$(52,567,850)	$(3,873,905)
Conversion of Common B to Common A								1,000,000	$1,000	(1,000,000)	$(1,000)			-
Common Stock issued for cash										840,000	840	36,660		37,500
Conversion of Debt to Common								18,114,024	18,113			1,555,552		1,573,590
Common Stock issued for asset								1,562,500	1,563			248,437		250,000
Common Stock issued for interest (cancelled)								(150,000)	(150)			(219,750)	219,900	-
Common Stock issued for services								2,755,876	2,756			713,538		716,294
Common Stock issued for contract settlement								120,000	120			(120)		-
Common Stock issued for services (cancelled)								(1,000,000)	(1,000)			(3,999,000)	4,000,000	-
Warrants issued for officers/directors												134,396		134,396
Warrants issued for services												70,088		70,088
Other Derivative Activities												529,463		529,463
Preferred Stock accretion				221,004									(221,004)	-
Net Loss													(4,345,135)	(4,345,135)
Balance - December 31, 2005	155	$0	86	$244,021		$		45,572,570	$45,572	4,302,802	$4,303	$47,712,483	$(52,914,089)	$(4,907,709)
Conversion of Common B to Common A								1,000,000	$1,000	(1,000,000)	$(1,000)			-
Conversion of Debt to Common								31,697,010	31,697			439,678		471,375
Common Stock issued for services (cancelled)								(1,750,000)	(1,750)			1,750		-
Common Stock issued for services								7,459,240	7,459			132,662		140,111
Exercise of warrants								7,325,000	7,325			15,425		22,750
Retirement of preferred stock			(86)	(244,021)	,		-					1,679,785	(174,606)	1,261,158
Sale of Preferred Stock					132.5							1,365,000		1,365,000
Net Loss													(2,189,746)	(2,189,746)
Balance - December 31, 2006	155	$0	0	$0	132.5		$0	91,303,820	$91,303	3,302,802	$3,303	$51,346,773	$(55,278,441)	$(3,837,061)

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006 and 2005

	2006	2005

Cash flow from operating activities
Net loss	$(1,736,248)	$(4,345,135)
Adjustment to reconcile net loss to net cash provided by (used)in operating activities
Amortization of discount on convertible debt	225,972	48,083
Issuances of shares and warrants for services and interest	177,308	1,449,971
Depreciation	7,497	7,379
Amortization of intellectual property	-	117,554
Impairment of intellectual property	-	2,348,020
Derivative instrument (income) expense, net	(468,892)	(1,772,839)
Gain on extinguishment of debt	(571,590)	(221,004)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	(28,833)	24,261
(Increase) decrease in prepaid expenses	4,851	89,708
(Increase) decrease in other current assets	-	46,050
Increase (decrease) in accounts payable and accrued expenses	(121,688)	380,532
Increase (decrease) in deferred compensation	186,952	201,081
Increase (decrease) in deferred revenue	(6,636)	(140,858)

Net cash provided (used) by operating activities	(2,291,307)	(1,767,197)

Cash flow from investing activities
Purchases of property and equipment	(2,825)	350
Sale of property and equipment	50,000	-
Net cash provided (used) by investing activities	47,175	350

Cash flow from financing activities
Proceeds from sale of preferred stock	1,365,000	37,500
Proceeds from sale of long-term debt	-	400,000
Proceeds from short term borrowings loans and notes payable	1,666,500	1,350,700
Proceeds from exercise of warrants	22,750	-
Payments on and redemption of convertible notes	(969,833)	(7,000)
Net cash provided by financing activities	2,357,417	1,781,200

Increase (decrease) in cash	113,285	14,353

Beginning cash and cash equivalents	21,761	7,408

Ending cash and cash equivalents	$135,046	$21,761

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2006 and 2005 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiary LBI, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The activities of LBI Inc. are immaterial for 2006 and 2005 and therefore are not reported as a segment since in management’s opinion; they do not utilize the results of LBI Inc’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

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

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Amacore Group’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, The Amacore Group uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded for the years 2006 and 2005, other than the PhotoScreener noted above.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Concentrations of credit risk with respect to sales to customers existed for 2006 in that approximately 35% of total sales were to a single plan sponsor, up from 24% in 2004. In addition, sales to three customers in 2006 represented 77% of total sales. The concentration of sales to one sponsor to that extent creates a risk that if that customer is lost, revenues would be significantly affected. The Amacore Group continues to mitigate this risk by expanding its customer base, and expects to significantly reduce the impact of the three customers in 2007 by the addition of several other significant plan sponsors and programs offered by the Company. In 2007, The Company has contracted with a number of discount networks, including dental, hearing, chiropractic, counseling, nurse line, emergency informational line (Contact 911), and pharmacy. The Company is also in a position to market limited medical indemnity and accident group insurance programs, and has contracted with a number of distribution channels experienced with the networks forming the components of the Company’s new product line.

Advertising Costs

The Amacore Group charges advertising costs to expense as incurred. During 2006 there was no advertising expense, and $27,485 in 2005.

Intellectual Property

In December 2004, The Amacore Group acquired 100% of the rights to a number of patents and technology known as the PhotoScreener (Screener). The PhotoScreener technology and related patents enable the owner to manufacture devices that can quickly scan individual eyes to discover medical abnormalities to be referred for treatment. The Screener can be used for preverbal infants as young as six months up to adults and has been effective in revealing early stage eye abnormalities that can be treated effectively. The Amacore Group purchased the technology for an initial payment of 937,500 shares of common A stock valued at approximately $2,307,572. The remainder of the purchase price was contingent on proving its marketibility with a final payment due by October 2005 in the amount of 1,562,500 shares.  The Company had the right to not make the final payment when due, and as a result would forfeit all rights to the patent and technology.  The Amacore Group had obtained an independent valuation of the technology in excess of the purchase price. The Company had determined that the useful life for purposes of amortization of the PhotoScreener patent (intellectual property) is 20 years. SFAS 142 provides the criteria to be considered in determining the useful life. Those criteria are: a) the expected use of the patent by the Company, b) the expected useful life of other assets which the useful life of the patent may relate, c) any legal, regulatory or contractual provisions that may limit the useful life of the patent, d) any legal, regulatory or contractual provisions that enable renewal or extension of the PhotoScreener patent without substantial cost, e) effects of obsolescence, demand, competition and other economic factors, and f) the level of maintenance expenditures required to obtain expected future cash flows from the PhotoScreener. After reviewing the criteria the Company concluded that a) the useful life of the PhotoScreener patent is 20 years, b) there are no other assets with which the PhotoScreener patent relates, c) the Company has all legal rights to the PhotoScreener patent, d) the expected cost of renewing the patent is minimal - less than $10,000, e) the patent and related technology are unique and the Company expected significant revenues from the use of the technology, and f) the patent does not require any maintenance to obtain the expected cash flows. In March 2006, the Company sold the its rights to the patents and technology of the PhotoScreener, and thus reduced the value on the Company’s books and records at December 31, 2005 by $2,348,020 to the net realizable value of $92,051. The asset was sold in March 2006 for $50,000 and the return of 1.75 million shares of the Company’s common stock previously issued in the acquisition of the asset

 Estimates

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

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. (See Note 8) The resulting discount to the redemption value of redeemable preferred securities is accreted through periodic charges to retained earnings over the term of the instrument using the Effective Method. (See Note 9). In June 2006 the Company redeemed the convertible debt that had been identified as derivative financial instruments and recognized a Gain on Extinguishment of Debt of $493,695.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Model. See Note 14.

Income Taxes

The Amacore Group has adopted SFAS 109.  The Amacore Group has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.  The cumulative net operating losses of approximately $55.0 million can be carried forward to offset future taxable income.  The net operating loss carry-forward begins expiring in 2012.

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

NOTE 3 - INCOME TAXES

For the years ended December 31, 2006 and 2005, the temporary differences between book income and taxable income consisted of the deferred compensation.  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 34 percent.  The Amacore Group has had continued operating losses since inception and the prospect for utilization is remote therefore, no deferred tax liabilities or assets have been recorded.

Income taxes for the years ended December 31, 2006 and 2005 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2006	2005

Computed tax (benefit) expense at the statutory rate 34%	(587,000)	(2,100,000)
Change in deferred tax valuation	587,000	2,100,000

Current income tax expense (benefit)	-	-

Temporary differences that give rise to deferred tax assets and liabilities:

	2006	2005
Deferred tax assets:
Net operating loss carry forward	$20,487,000	$19,900,000
Less valuation allowance	(20,487,000)	(19,900,000)
Gross deferred tax asset	-	-
Gross deferred tax liability	-	-

Net deferred tax asset	$-	$-

As of December 31, 2006, realization of The Amacore Group’s net deferred tax assets of approximately $20,487,000 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the year ended December 31, 2006 was $587,000.

NOTE 4 - DUE TO STOCKHOLDERS/OFFICERS

As of December 31, 2006, due to stockholders/officers included the following:

	2006	2005

Deferred compensation	$970,753	$783,801

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	2006	2005

Accounts receivable	$54,756	$25,923
Less allowance for uncollectible accounts	-	-

Total	$54,756	$25,923

For the years ended December 31, 2006 and 2005, amounts expensed to bad debt were $5,167 and $(23,358), respectively.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	2006	2005

Machinery and equipment	$14,030	$14,030
Office furniture	59,434	59,434
Computers and equipment	32,429	29,604
	105,893	103,068
Less accumulated depreciation	(84,780)	(77,283)

Total	$21,113	$25,785

Depreciation expense for the years ended December 31, 2006 and 2005 was $7,496 and $7,379, respectively.

NOTE 7 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of December 31, 2006 and 2005:

	2006	2005

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default.	$512,500	$528,124

Convertible promissory notes to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	692,000	142,000

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2007.	195,000	-

Convertible promissory notes to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	402,500	16,000

Promissory note payable to shareholders; bearing 1.53% interest per annum through June 2004, increasing to 15% thereafter; currently in default.	114,950	114,950

Total notes and loans payable	$1,916,950	$801,074

As of December 31, 2006, all notes and loans payable were classified as current maturities.

NOTE 8—CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

7% Convertible Debentures, due between February 10, 2007 and December 27, 2007 (a)	$-	$6,150

6% Convertible Debentures, due between March 28, 2008 and July 15, 2008 (b)	$-	$6,988
	$-	$13,138

(a) During 2004, the Company entered into a debt agreement to issue up to $400,000 convertible debentures. During the period February 10, 2004 and December 27, 2004, $370,000 face value of the debentures was issued. The debentures were immediately convertible into common stock of the Company, together with 7% interest, which was payable in either cash or common stock, at the option of the Company. The conversion price was the lesser of (a) 120% of the closing bid on the closing day, or (b) 75% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date. Proceeds from the 7% Convertible Debentures were allocated first to the embedded conversions feature and the residual to the debenture. See Note 14 Financial Instruments. The resulting discount amounted to $370,000 which was being amortized through periodic charges to interest expense using the effective method. In June 2006, the Company redeemed all of these outstanding notes.

(b) During March 2005, an agreement was signed whereby Divine Capital would raise up to $1.0 million of three-year, 6% convertible debentures. In March 2005, the Company received an initial investment of $305,000 from that financing arrangement and an additional $95,000 during the second and third quarters of 2005. The debentures were convertible into shares of the Company’s Class A common stock at a conversion price equal to 75% of the lowest closing bid price per share for the twenty days immediately preceding the date of conversion, or as otherwise provided in the debentures. Proceeds from the 6% convertible debentures were allocated first to the embedded conversion feature and the residual to the debenture. See Note 14 Financial Instruments. The resulting discount amounted to $400,000 which is being amortized through periodic charges to interest expense using the effective method. In June 2006, the Company redeemed all of these outstanding notes.

(c) The effective interest rate used to amortize the debt discount on the 7% Convertible Debentures and the 6% Convertible Debentures amounted to 171.03% and 170.99%, respectively. Amortization of the discounts, which was included in interest expense, amounted to $96,261 and $61,275 during the years ended December 31, 2006 and 2005, respectively.

NOTE 9—PREFERRED STOCK

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

Each share of Series C Preferred Stock was to be converted at any time until July 30, 2006, when conversion became mandatory. At the time of conversion, each share would have been deemed to have a value of $10,000 and convertible into Class A common stock at the lesser of $2.88 per common share or 75% of the lowest closing bid price during the five days immediately prior to the conversion. As part of the agreements with these two entities, the Company agreed to register shares which were issuable upon the conversion of the Warrants and the Series C Convertible Preferred Stock. In addition, for each share of Series C Convertible Preferred Stock purchased by them, they had the right to purchase up to 1% of the issuances of equity securities issued under subsequent funding transactions.

The embedded conversion feature on the Series C Preferred Stock and the Warrants were required to be carried separately as derivative liabilities because physical or net-share settlement under these contracts is not within the control of the Company. Further, since proceeds from the sale of Series C Preferred Stock and Warrants were less than the fair values of the embedded conversion feature of the Series C Preferred Stock ($1,071,782) and the Warrants ($976,000), the amount received was allocated to the embedded conversion feature, immediately followed by charges to derivative instrument expense in the amounts of $469,782 and $976,000 to increase the derivative instruments to fair value.

As a result of the aforementioned allocation, the Series C Preferred Stock had no initial carrying value, but it was to be accreted to its redemption value of $860,000 through periodic charges to retained earnings over the period through the redemption date. Accretions on the Series C Preferred Stock amounted to $453,498 and $221,004 during the years ended December 31, 2006 and 2005, respectively.

In July 2006, pursuant to a Preferred Stock Purchase and Exchange Agreement with VICIS Capital Master Fund (“Vicis”), The Amacore Group, Inc. (the “Company”) exchanged 86 shares of its Series C Mandatory Convertible Preferred Stock held by Vicis and having a maturity date of July 30, 2006, for 86 shares of a newly-created 6% Series D Convertible Preferred Stock, convertible into Class A Common Stock of the Company at a price of $.01 per share and having a maturity date of July 15, 2011. In addition, Vicis purchased for approximately $840,000, 84 shares of a newly-created 6% Series E Convertible Preferred Stock, convertible into Class A Common Stock of the Company at a price of $.02 per share and having a maturity date of July 15, 2011. Both of the Preferred Stock Series may be converted into the Company’s Class A common stock at their respective convertible prices at any time after July 11, 2008.

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

The Company’s authorized shares of common stock consist of two classes; 860,000,000 authorized Class A, and 120,000,000 authorized Class B. On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes per share.

Reacquisition of common stock

The Company originally issued 1.15 million shares of Class A common stock to May Davis, in 2004, in connection with their agreement to raise funds for the Company.  The agreement provided for a return of the shares of certain levels of financing were not achieved by a stipulated date.  May Davis did not fulfill on its obligation to meet the financing amount by the stipulated date so the Company exercised its rights to reacquire the shares in 2005.  The reacquisition was treated as a contraction of its capital structure and a constructive retirement of the shares.  It is not the intention of the Company to reissue the shares and the common stock, paid in capital accounts are adjusted in accordance with the original issue amounts with a corresponding charge to retained deficit.

NOTE 11 - WARRANTS

During the years ended December 31, 2006 and 2005, The Amacore Group issued warrants to purchase 13,949,000 and 2,825,000 shares of Class A common stock, respectively.  At December 31, 2006 there were 10,727,000 warrants to purchase Class A common stock outstanding, exercisable at varying prices through 2011.  The following table summarizes this warrant activity:

	2006		2005
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	4,472,428	$.74	2,447,090	$2.38
Additional warrants	13,949,000.04		2,825,000.16
Warrants cancelled/expired	369,428	2.5 7	799,662	2.35
Warrants exercised	(7,325,000)	.01	-	-
Warrants outstanding, ending of year	10,727,000	$.27	4,472,428	$.74

The following table summarizes the status of warrants outstanding at December 31, 2006; all warrants are immediately exercisable:

Exercisable and Outstanding Warrants
Exercise Price	Number	Weighted average remaining contractual life in years
$0.005	4,200,000	4.50
$0.01	805,600.56
$0.025	1,000,000.67
$0.05	53,400.40
$0.10	460,000	4.27
$0.15	200,000	1.25
$0.16	2,425000	3.35
$0.21	200,000	2.58
$0.30	50,000	4.29
$1.25	906,000	3.66
$2.40	400,000	2.67
$5.00	25,000.09

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

The following is the computation of basic and diluted net earnings (loss) per common share for the years ended December 31, 2006 and 2005:

	2006	2005

Numerator:
Net income (loss)	$(1,736,248)	$(4,345,135)
Less preferred stock dividend and accretions	(453,498)	(221,004)

Net loss applicable to common stockholders	$(2,189,746)	$(4,566,139)

Denominator:
Weighted average basic share outstanding	68,306,991	34,317,405
Stock options
Warrants
Convertible note

Weighted average fully diluted shares outstanding	68,306,991	34,317,405
Net earnings per common share - basic and diluted	$(0.03)	$(0.13)

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

As of December 31, 2006 and 2005, no options have been granted under the Plan.

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

The fair value of the 7% Convertible Debentures amount to approximately $0 and $180,256, respectively, as of December 31, 2006 and 2005 (See Note 8—Convertible Debentures). Fair values for the convertible debentures were calculated at net present value using the Company’s weighted average borrowing rate of 12.4% for debt instruments without conversion features applied to total future cash flows of the instruments.

Derivative Financial Instruments

The caption derivative financial instruments consists of (a) the embedded conversion feature bifurcated from the 7% Convertible Debentures, (b) the embedded conversion feature bifurcated from the Series C Preferred Stock, (c) the Warrants issued in connection with the Series C Preferred Stock, and (d) Other Warrants. (Also See Note 8—Convertible Debentures and Note 9—Redeemable Preferred Stock). These derivative financial instruments are indexed to an aggregate of 0 and 18,483,214 shares at December 31, 2005 and were carried at fair value. In June 2006, the Company redeemed the convertible notes that had been determined to be derivative financial instruments, which resulted in the recording of a Gain on Extinguishment of Debt of $493,695.

The following tabular presentation sets forth information about the derivative financial instruments.
As of and for the year ended December 31, 2006:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$-	$-	$-	$-
Fair value adjustments:
Contract inception	$-	$-	$-	$-
End of period	420,401	(155,815)	(1,019,259)	(754,673)
Total period (income) loss	$420,401	$(155,815)	$(1,019,259)	$(754,673)

Warrants:	Warrants (Note 9)	Other Warrants (a)	Total
Fair value	$-	$-	$-
Fair value adjustments:
Contract inception	$-	$-	$-
End of period	(16,000)	(9,850)	(468,893)
Total period (income) loss	$(16,000)	$(9,850)	$(468,893)

As of and for the year ended December 31, 2005:

Embedded Conversion Features:	7% Convertible Debentures	6% Convertible Debentures	Series C Preferred	Sub-Total
Fair value	$289,540	$520,325	$1,019,259	$1,829,124
Fair value adjustments:
Contract inception	$-	$360,933	$-	$360,933
End of period	(57,155)	275,407	(8,273)	209,912
Total period (income) loss	$(57,155)	$636,340	$(8,273)	$570,912

Warrants:	Warrants (Note 9)	Other Warrants (a)	Total
Fair value	$20,000	$133,478	$1,982,602
Fair value adjustments:
Contract inception	$-	$-	$360,933
End of period	(284,000)	(1,750,783)	(1,824,804)
Total period (income) loss	$(284,000)	$(1,750,783)	$(1,463,871)

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

NOTE 15 - COMMITMENTS AND CONTINGENCY

The Amacore Group is committed under a lease for office space through May 31, 2008.  For the years ended December 31, 2006 and 2005, rent expense was approximately $80,156 and $127,602, respectively.

The following is a schedule of future minimum lease payments (net of sales tax) required under a one-year lease for the 2,985 square foot facilities located at 1211 N. Westshore Blvd, Suite 512, Tampa, FL 33607:

Year ending December 31,

2007	$51,616
2008	$21,766

NOTE 16 - LITIGATION AND CONTINGENCIES

At December 31, 2006, The Amacore Group was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

NOTE 17 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of The Amacore Group as a going concern.  However, The Amacore Group has sustained operating losses in recent years.  Further for the year ended December 31, 2006, The Amacore Group had negative working capital of approximately $3,824,702, a net loss of $2,189,746 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $55,278,388.  Although these factors raise substantial doubt about the ability of The Amacore Group to continue as a going concern The Amacore Group has taken several actions to ensure that The Amacore Group will continue as a going concern through December 31, 2007.  The Company has obtained additional financing in the first quarter of 2007 totaling $4.8 million..

NOTE 18 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, The Amacore Group had an employment agreement with its President and Chief Executive Officer, Clark Marcus.  The agreement, which originally had an expiration date of September 20, 1999, was extended by resolution of the Board of Directors, on February 15, 1996, for a period of five years, originating upon the date the executive commences to receive his full compensation, as provided under the terms of the employment agreement.  Therefore the original agreement is still in effect.

As of December 31, 2006 and 2005, a total of $461,702 and $412,797, respectively, of deferred compensation was due to this executive.

During the years ended December 31, 2006 and 2005, The Amacore Group had an employment agreement with James Koenig, Acting Chief Financial Officer.  The agreement originally had an expiration date of February 1, 2001.  The Board of Directors extended this agreement on the same terms as described for its President and Chief Executive Officer.

As of December 31, 2006 and 2005, The Amacore Group had accrued deferred compensation of $505,450 and $371,004, respectively, for services performed during the years ended 2006, 2005, 2004 and 2003 by Mr. Koenig.

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

NOTE 19 - SUBSEQUENT EVENTS

In January 2007, the Company entered into long-term employment contracts with Mr. Jay Shafer, our President, and with Mr. Guy Norberg, our Senior Vice President of Sales and Marketing. Both were previously employed by Protective Marketing Enterprises, Inc., (PME) a subsidiary of Protective Life Corporation. Upon their employment, the Company opened an office in the Orlando, Florida area and hired a support staff, including Mr. William Heneghan, former director of operations for PME.

During the first quarter of 2007, The Amacore Group concentrated its efforts on developing a wide range of both discount and insured products, which products Amacore Group intended to market through a significant number of distribution channels with whom Messrs. Shafer and Norberg had worked in the past. The Amacore Group successfully contracted with a number of other discount networks so that it has now positioned itself to provide not only vision programs but discount dental programs; hearing programs, chiropractic programs; counseling programs; a nurse line program; an emergency informational system (Contact 911) and pharmacy programs. All of the networks with whom The Amacore Group has now contracted had previously successful business relationships with Messrs. Shafer and Norberg.

The Amacore Group has also entered into marketing and customer service agreements with TruPoint Marketing and the American Advantage Association pursuant to which agreements Amacore Group is positioned to enroll existing and prospective members into limited medical indemnity and accident group insurance programs underwritten by numerous insurance companies through licensed insurance brokers. The Amacore Group has combined these various programs into its products identified as Smart Health Plus and Smart Health Premier, which include either some or all of the above identified healthcare components. The Amacore Group has positioned itself to sell those components either in packaged or stand-alone form, thus giving Amacore Group the ability to service a wide customer range base with both stand-alone products and what is commonly known in the healthcare industry as Limited Medical Indemnity programs. All of these programs are designed to be sold on a guaranteed issue basis at rates affordable to the consumer.

The Amacore Group has also contracted with a number of distribution channels experienced not only in the sale of the types of products designed by Amacore Group, but with the networks forming the components of Amacore Group’s new product line. During the first quarter of 2007, The Amacore Group entered into distribution agreements with, among others, Selective Health Plan, LLC and LA Marketing Plans, both companies being well experienced in the consumer direct response sales industry. The Amacore Group also contracted with Chase Paymentech Solutions LLC, believed by Amacore Group to be the world’s largest merchant acquirer accepting payments at the point of sale, hospitality, internet, retail, catalogue and recurring billing.

In January 2007, The Amacore Group received approval from its shareholders, to increase its authorized shares from six hundred forty million shares to one billion shares. The authorized shares for Class A common stock was increased from five hundred million shares to eight hundred sixty million; its Class B common stock remained at one hundred twenty million shares and its preferred shares remained at twenty million shares.

In January 2007 the Company issued 75 shares of its Series D, Mandatory Convertible, 6% preferred stock to Vicis Capital Master Fund for $750,000. The Series D preferred shares, which have a maturity date of July 15, 2011, are convertible into common stock of the Company at a conversion price of $0.01 per share at any time after January 31, 2009.

In February 2007, the Company entered into a six-year consulting contract with James Koenig, former Chief Financial Officer of the Company. Mr. Koenig will receive a weekly retainer plus compensation for hours worked for the Company. As part of the contract, Mr. Koenig agreed to forgive the Company of his deferred compensation that had accumulated over the period of 2003 through 2006 totaling approximately $505,000.

On March 28, 2007 the Company issued another 150 shares of its Series D, Mandatory Convertible, 6% preferred stock to Vicis Capital Master Fund for $1.5 million dollars. The terms are the same as the January issuance discussed above.

On March 30, 2007, the Company received a loan from Vicis Capital Master Fund in the amount of $3.3 million. The loan, which accrues interest at the rate of 4% compounded monthly, can be redeemed, in part or in whole and including accrued interest, until May 1, 2007, when it is converted into Series D preferred stock. However, the Company may redeem any amount of the preferred shares, up to ninety percent issued on May 1, through December 1, 2007.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We had no changes in or disagreements with accountants on accounting and accounting disclosure in 2006 or 2005.

Item 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-KSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following is a list of our directors and executive officers:

Name	Age	Position
Clark A. Marcus	65	Chairman, Chief Executive Officer and Director

James L. Koenig	60	Acting CFO, Corporate Secretary and Director

Arnold Finestone	76	Director

William H. Koch, M.D.	68	Director

Sharon Kay Ray	49	Director

Arthur Yeap	51	Director

Jay Shafer	47	President and Director

Jerry Katzman, M.D.	54	Director

Clark A. Marcus, one of our founders, has served as Chairman of the Board and Chief Executive Officer since September 1993. He also has served as President since February 1996. Mr. Marcus has been a practicing attorney since 1968 and was senior partner in the New York law firms of Victor & Marcus and Marcus & Marcus.

James L. Koenig has been Secretary and a Director since February 1996. He was Senior Vice President and Chief Financial Officer from February 1996 until August 16, 2004 and is currently serving as the Acting Chief Financial Officer. Prior to joining Amacore Group in December 1994, as an independent sales agent, he worked in various accounting/management capacities primarily in the utilities industry. From 1984 to November 1994, Mr. Koenig was employed by Tampa Electric Company in various executive capacities ranging from Assistant Controller to Director of Audit Services and Director of Regulatory Affairs.

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

Jay Shafer became President of The Amacore Group, Inc. in January 2007 and was elected to the Board of Directors in March 2007. Prior to joining the Company, Mr. Shafer was employed by Protective Marketing Enterprises, Inc. (PME) from 1997 to 2006. He served as PME’s Vice President Business Development from 1997 to 2002 and as its
Chief Executive Officer from 2002 to 2006. He was Vice President- Financial Services Division of John Harland Company from 1988 to 1997.

Jerry Katzman was elected to the Board of Directors in April 2007. Dr. Katzman is an ophthalmologist and the principal founder of Eye Care International, Inc. He served as its President from 1993 through 1995, before returning to private practice. Dr. Katzman has continually worked with the Company in various consulting capacities since 1995.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees.

Audit Committee

The Board of Directors has established an Audit Committee. Arnold Finestone and Arthur Yeap are the current members of the Audit Committee. Mr. Finestone is the Audit Committee financial expert. The Audit Committee recommends engagement of our independent auditors, is primarily responsible for approving the services performed by the independent auditors and for reviewing and evaluating our accounting principles and our system of internal accounting controls and has general responsibility in connection with related matters.

Other Committees

The Board does not have a compensation committee or a nominating committee, the functions of which are performed by the Board.

All our directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, and all executive officers hold office at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than ten percent of our class A common stock to file certain reports of ownership and changes in ownership with the SEC within specified time periods. Officers, directors and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2006.

Code of Ethics

We have adopted a Code of Ethics. A copy of our Code of Ethics was filed with our Form 10-KSB for the period ending December 31, 2003. We will provide a copy of our Code of Ethics to any shareholder without charge upon a written request.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

The Board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, the Board has not created particular qualifications or minimum standards that candidates for the board must meet. Instead, the Board considers how a candidate could contribute to the company's business and meet the needs of the company and the board.

The Board will consider candidates for director recommended by our shareholders. Candidates recommended by shareholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the company to 1211 N. Westshore Blvd, #512, Tampa, FL 33607, Attention: Chairman. All candidate referrals are reviewed by at least one current board member.

Item 10. Executive Compensation

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2006 and 2005 to (1) our Principal Executive Officer (2) our one most highly compensated executive officer, other than our Principal Executive Officer.

Summary Compensation Table

Name and Principal Position (a)	Year Ended December 31, (b)	Base Salary $ (c)	Option Awards[5] $ (f)	Non-qualified Deferred compensation Earnings $ (h)	All Other Compensation $ (i)	Dollar Value of total compensation for the covered fiscal year $ (j)
Clark A. Marcus, Principal Executive Officer and President	2006	615,628[1]	51,000		6,000	672,628
	2005	490,301[2]	89,597		6,000	585,898
Jim Koenig, Acting Chief Financial Officer	2006	352,458[3]	6,800		6,000	365,258
	2005	246,436[4]	44,799		6,000	297,235

(1)    Clark Marcus received payments of $387,529 in 2006. The balance of $228,099 was accrued as deferred compensation.

(2)    Clark Marcus received payments of $318,374 in 2005. The balance of $171,927 was accrued as deferred compensation

(3)    Jim Koenig received payments of $218,012 in 2006. The balance of $134,446 was accrued as deferred compensation.

(4)    Jim Koenig received payments of $153,353 in 2005. The balance of $93,083 was accrued as deferred compensation.

(5)    A discussion of the assumptions used to value these awards can be found in Notes to Financial Statements, Note 14, Financial Instruments.

NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

Clark Marcus serves as our Chief Executive Officer pursuant to an employment agreement which expires in September 2008. The agreement provides for a salary of $150,000 per annum, increased by an amount equal to the greater of fifteen percent of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus beginning at three percent of our pre-tax profits in any year that our revenues exceed $1 million and increasing up to seven percent of our pre-tax profits in any year that revenues exceed $4 million. The actual amount paid to Mr. Marcus, excluding an auto allowance of $6,000, and deferred salary of $228,099, for the year ending December 31, 2006 was $387,529. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Marcus' employment is terminated within 12 months following a change in control, Mr. Marcus will receive his salary, bonus and additional compensation for a period equal to the greater of the remainder of the term of the employment agreement or 3 years. We have amended Mr. Marcus’ agreement for extensions for periods that he has not received his full annual salary, currently resulting in extension through the year 2008.

James L. Koenig served as our Senior Vice President and Chief Financial Officer until August 16, 2004, when retired, pursuant to an employment agreement which would have expired in February 2008. Following the termination of Mr. Scott Carson in April 2005, Mr. Koenig agreed to temporarily resume the responsibilities of Acting Chief Financial Officer and he continues as Secretary. The agreement, which was reinstated, provided for a salary of $125,000 per annum, increased by an amount equal to the greater of ten percent of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus of three percent of our pre-tax profits in any year that our revenues exceed $1 million. We are obligated to pay his deferred compensation totaling $505,450 when we have the ability to do so.

Each of Messrs. Marcus and Koenig have entered into agreements with us which provide that, for a period of three years following the termination of his employment, he will not:

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
We had not outstanding equity awards as of December 31, 2006.

DIRECTOR COMPENSATION

We did not pay compensation to our directors in the year ended December 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 3, 2007 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of our common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.
The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

	Amount and Nature Of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Name	Class A Common Stock	Class B Common Stock	As a % of All Common Stock	As a % of All Class A	As a % of All Class B

Clark Marcus (3)	1,506,250	14,209,280	11.4%	1.4%	52.3%
Sharon Kay Ray (3)	400,000	224,640	*	*	*
James L. Koenig (3)	-	2,073,882	1.5%	-	7.6%
William Koch (3)	412,548	205,000	*	*	*
Arnold Finestone (3)	396,390	200,000	*	*	*
Arthur Yeap (3)	406,581	200,000	*	*	*
Jerry Katzman, M.D.	326.720	10,050,000	7.5%	*	37.0%
Jay Shafer	2,750,000	-	2.2%	2.5%	-
All officers and directors as a group (8 persons)	6,198,489	27,162,802	24.2%	5.6%	100.0%

 _______________________________
*                       Less than 1%

(1)      Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to beneficially own any shares that such person has the right to acquire within 60 days after April 3, 2006.

(2)      Calculated as a percentage of the total number of shares of common stock issued and outstanding without respect to voting power. Each share of class B common stock is entitled to five votes per share, as compared to one vote per share of class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 3, 2006, any shares, which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person. As of April 3, 2006, we had 110,934,820 (including 13,081,000 warrants) shares of class A common stock outstanding and 27,162,802 shares of class B common stock outstanding (including 4,200,000 warrants), or a total of 138,097,622 shares of common stock outstanding (including 17,281,000 warrants).

(3)      Address is c/o The Amacore Group, Inc., 1211 North Westshore Boulevard, Suite 512, Tampa, Florida 33607.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In March 2003, Mr. Marcus and Mr. Koenig forgave us of their deferred compensation for fiscal years 2000, 2001 and 2002 of $426,484 and $511,654, respectively, leaving deferred compensation of approximately $100,000 owing to Mr. Marcus and zero to Mr. Koenig. We owe Mr. Marcus and Mr. Koenig deferred compensation for the years 2003, 2004 and 2005 of $412,797 and $371,004, respectively. The deferred compensation does not bear interest. Also in March 2003, we forgave Mr. Marcus and Mr. Koenig of indebtedness of loans of $274,984 and $8,000 respectively.

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

Director Independence

During the year ended December 31, 2006, Clark A. Marcus, James L. Koenig, William Koch, M.D., Sharon Kay Ray, Arnold Finestone and Arthur Yeap served as our directors. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the Board be independent.

Item 13. Exhibits

EXHIBIT NUMBER	DESCRIPTION

21.1	List of Subsidiaries (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

	Fiscal year ending December 31, 2006	Fiscal year ending December 31, 2005

Audit Fees	$96,440	$52,391
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$77,138

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We may not engage our independent auditors to render any audit or non-audit service unless our Audit Committee approves the service in advance.

The Audit Committee has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2007	/s/ Clark A. Marcus
Clark A. Marcus
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 17th day of April, 2007 in the capacities indicated.

/s/ Clark A. Marcus
Clark A. Marcus
Chief Executive Officer, President and
Director

/s/ James L. Koenig
James L. Koenig
Acting Chief Financial Officer,
Principal Accounting Officer and Director

/s/  William Koch, M.D
William Koch, M.D.
Director

/s/  Sharon Kay Ray
Sharon Kay Ray
Director

/s/ Arnold Finestone
Arnold Finestone
Director

/s/ Arthur Yeap
Arthur Yeap
Director

/s/ Jay Shafer
Jay Shafer
Director

/s/ Jerry Katzman, M.D.
Jerry Katzman, M.D.
Director