Form 10QSB
period 2007-03-31
AMACORE GROUP, INC.
filed 2007-05-16
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)
☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

Commission file number 0-27889

THE AMACORE GROUP, INC.
(Name of small business issuer in its charter)

Delaware	59-3206480
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1211 North Westshore Boulevard, Suite 512
Tampa, Florida 33607
(Address of principal executive offices)

(813) 289-5552
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of May 10, 2007:
98,373,820 Class A Common Shares
22,962,802 Class B Common Shares

Transitional Small Business Disclosure Format (Check One):  Yes ☐      No ☒

THE AMACORE GROUP, INC.

FORM 10-QSB

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash	$4,852,084	$135,046
Accounts receivable (net of $0 and $0 allowance for doubtful accounts in 2007 and 2006, respectively)	16,815	54,756
Prepaid expenses and deposits	75,280	77,775
Total current assets	4,944,179	267,577

Fixed assets (net of accumulated depreciation)	19,112	21,113
Total assets	$4,963,291	$288,690

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$701,701	$760,158
Loans and notes payable	5,161,950	1,916,950
Accrued expenses and payroll taxes	502,442	438,396
Deferred compensation - related party	886,541	970,753
Deferred revenue	7,299	6,022
Total current liabilities	7,259,933	4,092,279

Long Term Liabilities
Convertible debenture	-	-
Deferred Revenue	32,599	33,473
Total long-term liabilities	32,599	33,473

Total liabilities	7,292,532	4,125,751

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000)	-	-
Series C, mandatory convertible stock, 86 shares authorized; o and 86 shares issued and outstanding, respectively. (aggregate liquidation value of $0 and $860,000, respectively)	-	-
Series D, mandatory convertible stock, 363.5 shares authorized; 363.5 and 138.5 shares issued and outstanding respectively. (aggregate liquidation value:$3,635,000 and $1,385,000, respectively)	-	-
Series E, mandatory convertible stock, 84 shares authorized, 84 and 84 shares issued and outstanding respectively. (aggregate liquidation: $840,000 and $840,000, respectively)	-	-
Common stock A ($.001 par value; 860,000,000 shares authorized; 98,313,820 and 91,303,820 shares issued and outstanding, respectively.)	98,314	91,304
Common stock B ($.001 par value; 120,000,000 shares authorized; 22,962,802 shares and 3,302,802 shares issued and outstanding, respectively.)	22,963	3,303
Additional paid-in capital	57,831,150	51,346,720
Accumulated deficit	(60,281,668)	(55,277,388)
Total stockholders’ equity (deficit)	(2,329,241)	(3,837,061)

Total liabilities and stockholders’ equity (deficit)	$4,963,291	$288,691

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,

	2007	2006
REVENUES
Membership fees	$159,867	$66,916
Cost of Goods Sold	66,100	-
Gross Profit	93,767	66,916

OPERATING EXPENSES
Depreciation	2,001	1,860
Rent	20,698	32,478
Consulting expense	1,767,927	81,041
Payroll expense	2,937,025	300,347
Professional expense	73,954	32,402
Insurance expense	32,340	30,236
Travel and entertainment	111,314	28,854
Contract labor	22,731	13,000
Office expense	4,359	5,623
Telephone	6,771	8,978
Selling, general and administrative expenses	47,440	21,605
Total expenses	5,026,560	556,423

Operating loss from operations before other income and expense	(4,932,793)	(489,507)

OTHER INCOME (EXPENSE)
Interest expense	(29,112)	(101,090)
Derivative instrument income (expense, net)	-	208,519
Total other income (expense)	(29,112)	107,429

Net loss	(4,961,905)	(382,078)
Preferred stock dividend and accretions	(41,375)	(196,106)

Net loss available to common stockholders	$(5,003,280)	$(578,184)

Basic and diluted loss per share	$(0.05)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	95,289,598	49,788,467

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,

	2007	2006
Cash flow from operating activities
Net loss	$(4,961,905)	$(382,078)
Adjustment to reconcile net loss to net cash provided by (used)in operating activities
Amortization of discount on convertible debt	-	64,860
Issuances of shares and warrants for services and interest	4,359,500	-
Depreciation	2,001	1,860
Derivative instrument (income) expense, net	-	(208,519)
Costs of Raising Capital	(180,000)	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	13,323	16,878
(Increase) decrease in prepaid expenses	27,113	11,625
Increase (decrease) in accounts payable and accrued expenses	(35,781)	70,975
Increase (decrease) in deferred compensation	(84,216)	104,079
Increase (decrease) in deferred revenue	403	(1,170)

Net cash provided (used) by operating activities	(859,562)	(321,490)

Cash flow from investing activities
Sale of property and equipment	-	50,000
Net cash provided (used) by investing activities	-	50,000

Cash flow from financing activities
Proceeds from sale of preferred stock	750,000	-
Proceeds from short term borrowings loans and notes payable	4,815,000	277,000
Proceeds from exercise of warrants	31,600	-
Payments on and redemption of convertible notes	(20,000)	-
Net cash provided by financing activities	5,576,600	277,000

Increase (decrease) in cash	4,717,038	5,510

Beginning cash and cash equivalents	135,046	21,761

Ending cash and cash equivalents	$4,852,084	$27,271

See notes to consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of and for the nine months ended March 31, 2007 and 2006 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiary LBI, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The activities of LBI Inc. are immaterial for the first three months of 2007 and 2006 and therefore are not reported as a segment since in management’s opinion; they do not utilize the results of LBI Inc.’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

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

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Amacore Group’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, The Amacore Group uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded during the first three months of 2007 and 2006, other than the PhotoScreener noted above.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Concentrations of credit risk with respect to sales to customers existed for 2006 in that approximately 27% of total sales were to a single plan sponsor, up from 24% in 2005. In addition, sales to three customers in 2006 represented 77% of total sales. The concentration of sales to one sponsor to that extent creates a risk that if that customer is lost, revenues would be significantly affected. The Amacore Group continues to mitigate this risk by expanding its customer base, and expects to significantly reduce the impact of the three customers in 2007 by the addition of several other significant plan sponsors and programs offered by the Company. In 2007, The Company has contracted with a number of discount networks, including dental, hearing, chiropractic, counseling, nurse line, emergency informational line (Contact 911), and pharmacy. The Company is also in a position to market limited medical indemnity and accident group insurance programs, and has contracted with a number of distribution channels experienced with the networks forming the components of the Company’s new product line. Gross sales from this new product line amounted to nearly $82,000, which was generated during the month of March.

Advertising Costs

The Amacore Group charges advertising costs to expense as incurred. During three months ended March 31, 2007 and 2006, there was no advertising expense.

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

In March 2007, the Company began selling two new programs entitled SmartHealth Plus and SmartHealth Premier, which are comprised of a group of bundled products acquired through contracts with other vendors, as well as the Company’s discount vision plan. We have reviewed the reporting requirements discussed in EITF 99-19 entitled “Reporting Revenue Gross as a Principal versus Net as an Agent”, issued by the Financial Accounting Standards Board, and have determined that revenue from the sale of these two products should be reported on the gross basis.

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

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. (See Note 8) The resulting discount to the redemption value of redeemable preferred securities is accreted through periodic charges to retained earnings over the term of the instrument using the Effective Method. (See Note 9). In June 2006 the Company redeemed the convertible debt that had been identified as derivative financial instruments.

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

Income Taxes

The Amacore Group has adopted SFAS 109.  The Amacore Group has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.  The cumulative net operating losses of approximately $60.3 million can be carried forward to offset future taxable income.  The net operating loss carry-forward begins expiring in 2012.

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

NOTE 3 - INCOME TAXES

For the three months ended March 31, 2007 and 2006, the temporary differences between book income and taxable income consisted of the deferred compensation.  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 34 percent.  The Amacore Group has had continued operating losses since inception and the prospect for utilization is remote therefore, no deferred tax liabilities or assets have been recorded.

Income taxes for the three months ended March 31, 2007 and 2006 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2007	2006
Computed tax (benefit) expense at the statutory rate 34%	(1,702,000)	(205,700)
Change in deferred tax valuation	1,702,000	205,700

Current income tax expense (benefit)	-	-

Temporary differences that give rise to deferred tax assets and liabilities:

	2007	2006
Deferred tax assets:
Net operating loss carry forward	$22,189,000	$20,105,000
Less valuation allowance	(22,189,000)	(20,105,000)
Gross deferred tax asset	-	-
Gross deferred tax liability	-	-

Net deferred tax asset	$-	$-

As of March 31, 2007, realization of The Amacore Group’s net deferred tax assets of approximately $22,189,000 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the quarter ended March 31, 2007 was $1,702,000.

NOTE 4 - DUE TO STOCKHOLDERS/OFFICERS

As of March 31, 2007, due to stockholders/officers included deferred compensation of $886,541.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for uncollectibles, was $16,815 as of March 31, 2007.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

As of March 31, 2007, property and equipment, net of accumulated depreciation of $86,780, was $19,112.

NOTE 7 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through March 2007; currently in default.	$512,500	$512,500

Convertible promissory notes to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through March 2007; currently in default	662,000	692,000

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through March 2008.	175,000	195,000

Convertible promissory notes to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through March 2007.	3,697,500	402,500

Promissory note payable to shareholders; bearing 1.53% interest per annum through June 2004, increasing to 15% thereafter; currently in default.	114,950	114,950

Total notes and loans payable	$5,161,950	$1,916,950

As of March 31, 2007, all notes and loans payable were classified as current maturities.

NOTE 8 - CONVERTIBLE DEBENTURES

There were no convertible debentures as of March 31, 2007 and December 31, 2006:

NOTE 9 - PREFERRED STOCK

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

As a result of the aforementioned allocation, the Series C Preferred Stock had no initial carrying value, but it was to be accreted to its redemption value of $860,000 through periodic charges to retained earnings over the period through the redemption date. Accretions on the Series C Preferred Stock amounted to $0 and $196,106 during the three months ended March 31, 2007 and 2006, respectively.

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

The Company will have the right to redeem the Series E Preferred Stock at any time, provided (a) the closing trading price of the Class A Common Stock exceeds $.50 per share (as quoted on the principal exchange, including for this purpose, the Nasdaq National Market on which it is then listed, or if it is not so listed, the closing bid price per share for such stock, as reported by Nasdaq, the OTC Bulletin Board, the National Quotation Bureau, Incorporated or other similar service which regularly reports closing bid quotations for such stock) for 15 trading days during any 20-trading day period; and (b) there is at the time of the call for redemption by the Corporation, and has been for the period specified in (a) above preceding such call, an effective registration statement covering the resale of the shares of Class A Common Stock underlying the Series E Preferred Stock

In January 2007, the Company raised $750,000 by issuing 75 shares of Series D Mandatory convertible preferred stock to Vicis Capital Master Fund; another $1,500,000 by issuing an additional 150 shares of the same series stock to Vicis Capital Master Fund, and on March 30 , raised $3.3 million through the issuance of a mandatory convertible promissory note to Vicis Capital Master Fund, which, along with accrued interest of 4%, was converted into 331.1 shares of the same series stock on May 1, 2007. The Company has the right to redeem 90% of the 331.1 shares during the period ending December 1, 2007.

NOTE 10 - COMMON STOCK

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

NOTE 11 - WARRANTS

During the three months ended March 31, 2007 and 2006, The Amacore Group issued warrants to purchase 10,525,000 and 1,400,000 shares of Class A common stock, respectively.  At March 31, 2007 there were 17,511,000 warrants to purchase common stock outstanding, exercisable at varying prices through 2012.

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

The following sets for the computation of basic and diluted net earnings (loss) per common share for the three months ended March 31, 2007 and 2006:

	2007	2006
Numerator:
Net income (loss)	$(4,961,905)	$(382,078)
Less preferred stock dividend and accretions	(41,375)	(196,106)

Net loss applicable to common stockholders	(5,003,280)	$(578,184)

Denominator:
Weighted average basic share outstanding	95,289,598	49,788,467
Stock options
Warrants
Convertible note

Weighted average fully diluted shares outstanding	95,289,598	49,788,467
Net earnings per common share - basic and diluted	$(0.05)	$(0.01)

During the period presented, common stock equivalents were not considered as their effect would be anti-dilutive.

NOTE 13—FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The carrying amounts of loans and notes payable approximates fair value based on interest rates that approximate market interest rates for these instruments.

The fair value of the 7% Convertible Debentures amount to approximately $0 and $0, respectively, as of March 31, 2007 and December 31, 2006 (See Note 8—Convertible Debentures). Fair values for the convertible debentures were calculated at net present value using the Company’s weighted average borrowing rate of 12.4% for debt instruments without conversion features applied to total future cash flows of the instruments.

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

NOTE 14 - LITIGATION AND CONTINGENCIES

At March 31, 2007, The Amacore Group was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe the ultimate outcome of these matters will be significant to its results of operations or cash flows.

NOTE 15 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of The Amacore Group as a going concern.  However, The Amacore Group has sustained operating losses in recent years.  Further for the three months ended March 31, 2007, The Amacore Group had negative working capital of approximately $2,315,214, a net loss of $5,003,280 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $60,281,668.  Although these factors raise substantial doubt about the ability of The Amacore Group to continue as a going concern The Amacore Group has taken several actions to ensure that The Amacore Group will continue as a going concern through March 31, 2008.  The Company has obtained additional financing in the first quarter of 2007 totaling $4.8 million.

 NOTE 16 - SUBSEQUENT EVENTS

On March 30, 2007, the Company received a loan from Vicis Capital Master Fund in the amount of $3.3 million, which accrues interest at the rate of 4% compounded monthly. On May 1, 2007, the loan and accrued interest was converted into 331.1 shares of the Company’s Series D preferred stock. The Company may redeem up to ninety percent of these specific preferred shares through December 1, 2007.

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

Introductory Overview

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

The next distribution channel we plan to launch will be our direct sales operation through healthcare sales agents. We will launch this aspect of our sales efforts in the second quarter of 2007. This launch will be accomplished primarily through the efforts of Messrs. Shafer and Norberg with their long-standing broker relationships in the healthcare industry. Although this channel has not been officially launched, we have already successfully sold one or more of our programs to accounts of one or more of these agents. For example, one such agent has already contracted us for the sale of our healthcare program to FJC Security Services for the remaining two-year period of a previously existing three year contract (with another entity) for a total remaining gross sale price of $1,639,934 payable in monthly installments. This program was launched in early April 2007.

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

RESULTS OF OPERATIONS

Revenue:

For the three months ended March 31, 2007, our gross revenue was $159,867, an increase of $92,951 compared to the gross revenue recorded for the same period of 2006 of $66,916. Approximately $82,000 of this increase resulted from sales of our new programs in March. In addition, sales to two of our existing wholesale customers increased about $32,000. Cost of Goods Sold includes commissions paid on these revenues.

Selling, General and Administrative Expenses:

Our Selling, General and Administrative expenses for the three months ended March 31, 2007 were $5,026,560. This was an increase of $4,470,137 over $556,423 for the same period of 2006. Comparison of the more significant components of Selling, General and Administrative expenses follows:

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)

Depreciation	$2,001	$1,860	$141
Payroll and Related Expenses	2,937,025	300,347	2,636,678
Business Travel/Trade Shows	111,314	28,854	82,460
Insurance	32,340	30,236	2,104
Professional/Consulting Fees	1,841,881	113,443	1,728,438

Rent	20,698	32,478	(11,780)
All Other Selling, General and Administrative expenses	81,301	49,205	32,096

Total	$5,026,560	$556,423	$4,470,137

Depreciation expense, which is computed on a straight-line method over the assets estimated lives, was nearly the same as the prior year because we have made no major fixed asset purchases.

Salaries and related expenses for the three months ended March 31, 2007, of $2,937,025 increased $2,636,678 over the same period of 2006 because of the fair market value of shares/warrants, totaling $2.7 million, issued to the officers and directors of the Company.

Business travel/trade show expenses for the first three months of 2007 of $111,314 were about $82,000 more than the $28,854 for the same period in 2006. The increase resulted mainly because of additional travel required in negotiating contracts for the Company’s new programs, promoting additional sales, and completing the financings that occurred during the first quarter of 2007. During the first quarter of 2006, the Company also had significantly reduced its travel.

Insurance expense of $32,340 for the three months ended March 31, 2007, was $2,104 more than the same period of 2006 of $30,236 because more employees were covered by the medical plan and because of a lower premium obtained for directors and officers liability insurance.

Professional/consulting fees for the three months ended March 31, 2007 were $1,841,881, an increase of $1,728,438 over $113,443 during the same period in 2006. The increase was the result of the fair market value of shares and warrants, totaling $1.7 million, was charged to expense during the first quarter of 2007.

Rent expense of $20,698 was $11,780 less than the same period in 2006 because the Company relocated its corporate offices in June 2006 and negotiated a lower per square foot rate for the new facilities.

Other expenses for the three months ended March 31, 2007, of $81,301 increased by $32,096 over the $49,205 for the three months ended March 31, 2006 because of fees paid to our new public relations firm.

Interest Expense:

Interest expense for the three months ended March 31, 2007 was $29,112, a decrease of $71,978 compared to $101,090 at March 31, 2006. Interest expense for the first three months of 2006 includes a number of components including (a) interest on our notes payable, (b) amortization of the discount on our convertible debentures, using the effective method, (c) liquidating damages on our convertible debentures for not obtaining an effective registration statement related to securities into which the debentures are convertible and (d) losses on the conversion of convertible debentures.

Interest expense on our notes payable for the three months ended March 31, 2007 was $29,112, was nearly the same as the $30,685 for the same period in 2006.

Amortization of the discounts on our convertible debentures for the three months ended March 31, 2007 was $0 compared to $44,188 for the same period in 2006. Applying the effective interest method to the amortization of debt discounts results in increasing charges to interest expense as such discounts are amortized. Accordingly, our interest expense arising from amortization of discounts will increase through the maturity dates of the debentures, unless they are converted.

Liquidating damages for the three months ended March 31, 2007 amounted to $0 compared to $5,550 for the same period in 2006. Liquidating damages accrued at 2% of the face value of the convertible debentures each month until an effective registration statement for the underlying securities would have been obtained.

The loss on the conversion of convertible debentures during the three months ended March 31, 2007 amounted to $0 compared to $26,222 for the first quarter of 2006.

Since these instruments were redeemed in June 2006, no expenses discussed in the first paragraph of this section, other than the typical interest charge for our notes payable, occurred in the first quarter of 2007.

Derivative instrument income (expense), net:

Derivative instrument income (expense), net for the three months ended March 31, 2007 amounted to $0 compared to $208,519 for the quarter ended March 31, 2006. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value through charges or credits to income at the close of each reporting period.

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

The debentures that were determined to be derivative financial instruments were redeemed in June 2006, and therefore no income/(expense) was recorded after the redemption.

Extraordinary Loss:

In March 2006, we sold our rights to the patents and technology of the PhotoScreener for $50,000 and the return of 1.75 million shares of the Company’s common stock previously issued in the acquisition of the asset.

Net loss:

Our net loss amounted to $5,003,280 for the three months ended March 31, 2007 compared to $578,184 for the three months ended March 31, 2006. The significant decline in our net loss is more fully discussed above in the details of changes in our account balances.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $41,375 for the three months ended March 31, 2007 compared to $196,106 for the same period in 2006. The decrease was due to the elimination in June 2006 of the instruments that had been identified as derivative financial instruments.

Loss per common share:

Loss per common share amounted to $0.05 for the three months ended March 31, 2007 compared to $0.01 for the three months ended March 31, 2007. Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding. Loss per common share does not give effect to warrants to acquire common stock and convertible securities because, while in a loss position, the effects would be anti-dilutive.

Loans to Stockholders and Officers:

As of March 31, 2007, there were no loans or advances to officers.

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

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of March 31, 2007.

SUBSEQUENT EVENTS

On March 30, 2007, the Company received a loan from Vicis Capital Master Fund in the amount of $3.3 million, which accrues interest at the rate of 4% compounded monthly. On May 1, 2007, the loan and accrued interest was converted into 331.1 shares of the Company’s Series D preferred stock. The Company may redeem up to ninety percent of these specific preferred shares through December 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the three months ended March 31:

	2007	2006
Net cash used by operating activities	$(859,562)	$(321,490)
Net cash used by investing activities	-	50,000
Net cash provided by financing activities	5,576,600	277,000

Net increase (decrease) in cash	$4,717,038	$5,510

We funded our operations primarily through the issuance of notes payable, amounting to $3,315,000, and the sale of preferred stock amounting to $2,250,000 during the first three months of 2007.

During the first quarter of 2007, we issued 8,010,000 shares of Class A common stock and cancelled 1 million shares due to the lack of consideration. A total of 3 million shares were issued to new officers of the Company; 960,000 shares were issued upon conversion of notes payable, 3,210,000 shares were issued due to warrants being exercised, and 840,000 shares were issued in exchange of Class B common stock.

PART II:

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a) Exhibits Filed:	31.1 Certification of Chief Executive Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Acting Chief Financial Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002
32 Certification of the Chief Executive Officer and the Acting Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b) Reports on Form 8-K:	Current Report on Form 8-K dated January 15, 2007, for the purpose of reporting the Company’s hiring of a new President and a new Senior Vice President of Sales and Marketing.

Current Report on Form 8-K dated January 31, 2007 for the purpose of reporting the Company’s completion of the sale of 75 shares of Series D Preferred Stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMACORE GROUP, INC.

Date: May 16, 2007	By:	/s/ Clark A. Marcus
Clark A. Marcus
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002