Form 10QSB
period 2007-06-30
AMACORE GROUP, INC.
filed 2007-08-20
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)
☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

(813) 289-5552
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2007:
98,573,820 Class A Common Shares
22,962,802 Class B Common Shares

Transitional Small Business Disclosure Format (Check One):  Yes ☐      No ☒

THE AMACORE GROUP, INC.

FORM 10-QSB

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash	$3,611,074	$135,046
Accounts receivable (net of $0 and $0 allowance for doubtful accounts at 6/30/07 and 12/31/06, respectively)	45,284	54,756
Prepaid expenses and deposits	89,458	77,775
Total current assets	3,745,816	267,577

Fixed assets (net of accumulated depreciation)	33,429	21,113
Other assets	83,250	-
Total assets	$3,862,495	$288,690

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$735,308	$760,158
Loans and notes payable	1,846,950	1,916,950
Accrued expenses and payroll taxes	747,969	438,396
Deferred compensation - related party	763,793	970,753
Deferred revenue	28,708	6,022
Total current liabilities	4,122,728	4,092,279

Long Term Liabilities
Deferred revenue	31,289	33,473
Total long-term liabilities	31,289	33,473

Total liabilities	4,154,017	4,125,751

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000)	-	-
Series C, mandatory convertible stock, 86 shares authorized; 0 and 86 shares issued and outstanding, respectively (aggregate liquidation value of $0 and $860,000, respectively)	-	-
Series D, mandatory convertible stock, 694.6 shares authorized; 694.6 and 138.5 shares issued and outstanding respectively (aggregate liquidation value:$6,946,000 and $1,385,000, respectively)	-	-
Series E, mandatory convertible stock, 84 shares authorized, 84 and 84 shares issued and outstanding respectively (aggregate liquidation: $840,000 and $840,000, respectively)	-	-
Common stock A ($.001 par value; 860,000,000 shares authorized; 98,573,820 and 91,303,820 shares issued and outstanding, respectively)	98,574	91,304
Common stock B ($.001 par value; 120,000,000 shares authorized; 22,962,802 shares and 3,302,802 shares issued and outstanding, respectively)	22,963	3,303
Additional paid-in capital	61,033,939	51,346,720
Accumulated deficit	(61,446,998)	(55,277,388)
Total stockholders’ equity (deficit)	(291,522)	(3,837,061)
Total liabilities and stockholders’ equity (deficit)	$3,862,495	$288,691

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Sales (net of refunds, returns & allowances of $188,099 and $0 for the six months ended 6/30/07and 6/30/06, respectively)	$432,590	$90,195	$592,457	$157,111
Cost of sales	(367,819)	-	(433,919)	-
Gross profit	$64,771	$90,195	$158,538	$157,111

OPERATING EXPENSES
Depreciation	2,435	1,859	4,436	3,719
Rent	28,599	20,530	49,297	53,008
Consulting expense	128,125	20,960	1,896,052	102,001
Payroll expense	587,915	290,188	3,524,940	590,535
Professional expense	90,269	37,316	164,224	69,718
Insurance expense	40,139	29,997	72,479	60,233
Travel and entertainment	115,091	42,489	226,403	71,343
Contract labor	14,800	15,000	37,531	28,000
Bad debt expense	-	4,656	-	4,656
Office expense	9,676	12,162	14,035	17,785
Telephone	18,996	6,150	25,767	15,128
Trade shows	-	3,500	-	3,500
Selling, general and administrative expenses	59,305	(1,009)	106,745	20,596
Total expenses	1,095,350	483,799	6,121,909	1,040,222

Operating income/(loss) from operations before other income and expense	(1,030,579)	(393,604)	(5,963,371)	(883,111)

OTHER INCOME (EXPENSE)
Interest income	49,722	-	49,722	-
Interest expense	(84,739)	(181,079)	(113,851)	(282,169)
Derivative instrument income (expense), net	-	260,373	-	468,892
Total other income (expense)	(35,017)	79,294	(64,129)	186,723

Net Loss	(1,065,596)	(314,310)	(6,027,500)	(696,388)
Preferred stock dividends and accretions	(99,735)	(353,704)	(141,110)	(549,810)
Net Loss Applicable to Common Stockholders	$(1,165,331)	$(668,014)	$(6,168,610)	$(1,246,198)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.06)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	98,408,325	57,696,204	96,857,577	53,764,180

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,

	2007	2006
Cash flows from operating activities
Net loss	$(6,027,500)	$(696,388)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Amortization of discount on convertible debt	-	214,872
Issuances of shares and warrants for services and interest	4,066,099	3,333
Depreciation	4,436	3,719
Derivative instrument (income) expense, net	-	(468,892)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	9,472	5,813
(Increase) decrease in prepaid expenses	(11,683)	14,201
Increase (decrease) in accounts payable and accrued expenses	160,064	(6,727)
Increase (decrease) in deferred compensation	(206,960)	164,441
Increase (decrease) in deferred revenue	20,501	(3,405)

Net cash provided (used) by operating activities	(1,985,571)	(769,033)

Cash flows from investing activities
Purchase of other assets	(83,250)	-
Purchase of property and equipment	(16,751)	-
Sale of property and equipment	-	50,000
Net cash provided (used) by investing activities	(100,001)	50,000

Cash flows from financing activities
Proceeds from sale of preferred stock	750,000	-
Proceeds from short term borrowings, loans and notes payable, net	4,835,000	974,000
Proceeds from exercise of warrants	31,600	-
Payments on and redemption of convertible notes	(55,000)	(215,624)
Net cash provided by financing activities	5,561,600	758,376

Increase (decrease) in cash	3,476,028	39,342

Beginning cash and cash equivalents	135,046	21,761

Ending cash and cash equivalents	$3,611,074	$61,103

	June 30, 2007	June 30, 2006

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$27,010	$3,260

Cash paid for taxes	$-	$-

NON-CASH INVESTING ANlD FINANCING ACTIVITIES:
Conversion value of note payable and interest to preferred stock	$4,811,000	$-

Conversion value of note payable and interest to common stock	$-	$3,260

Conversion value of notes payable to common stock	$50,000	$66,000

Payment of accounts payable with common stock	$5,450	$-

FMV of 1,750,000 shares returned @ $.025	$-	$42,051

Adjust derivative expense for change in fair value due to conversions	$-	$272,742

See notes to consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

The Amacore Group, Inc. (the Company) markets, in addition to its discount vision plan, various discount programs that provide members with 5% to 50% savings on doctor visits, a hospital savings program, discounts on long-term care, and savings on alternative medicine, vitamins and nutritional supplements. Program members also have access to a 24-hour nurse hotline, 24-hour counseling and the services of a personal patient advocate. For travelers, the program offers worldwide assistance in over 200 countries and territories and a Global Med-Net ID that can get medical histories to medical service providers around the world. With the addition of these new programs, the Company changed its business from just a provider of vision care to a provider of an entire array of medical services. The Company is also in a position to market limited medical indemnity and accident group insurance programs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of and for the six months ended June 30, 2007 and 2006 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiary LBI, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The activities of LBI, Inc. are immaterial for the first six months of 2007 and 2006 and therefore are not reported as a segment since, in management’s opinion, they do not utilize the results of LBI, Inc.’s operations in decision making relating to the allocation of resources and in the resulting assessment of their overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, The Amacore Group considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Amacore Group’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, The Amacore Group uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the first six months of 2007, thus no impairment loss is recorded. As noted above, there was an impairment loss in 2006 due to the sale of intellectual property.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Concentrations of credit risk with respect to sales existed during the six months ended June 30, 2007 in that approximately 25% of total sales were to a single plan sponsor, down from 27% for the same period in 2006. The concentration of sales to a single plan  sponsor to that extent creates a risk to the extent that if that customer is lost, revenues would be significantly affected. In addition, sales to three customers during the six months ended June 30, 2007 was 43% of total sales and 77% for the same period in 2006. The Amacore Group continues to mitigate this risk by expanding its customer base, and expects to significantly reduce the  impact of the three customers by the addition of several other significant plan sponsors and programs offered by the Company. In 2007, the Company has contracted with a number of discount networks, including dental, hearing, chiropractic, counseling, nurse line, emergency informational line (Contact 911), and pharmacy. Also, the Company has positioned itself to market limited medical indemnity and accident group insurance programs, and has contracted with a number of distribution channels experienced with the networks forming the components of the Company’s new program. Gross sales from this new program was approximately $121,000 during the six months ended June 30, 2007.

Advertising Costs

The Amacore Group charges advertising costs to expense as incurred. During the six months ended June 30, 2007 and 2006, advertising costs were $0 and $0, respectively..

Intellectual Property

In December 2004, The Amacore Group acquired 100% of the rights to a number of patents and technology known as the PhotoScreener (Screener). The PhotoScreener technology and related patents enable the owner to manufacture devices that can quickly scan individual eyes to discover medical abnormalities to be referred for treatment. The Screener can be used for preverbal infants as young as six months up to adults and has been effective in revealing early stage eye abnormalities that can be treated effectively. The Amacore Group purchased the technology for an initial payment of 937,500 shares of common A stock valued at approximately $2,307,572. The remainder of the purchase price was contingent on proving its marketability with a final payment due by October 2005 in the amount of 1,562,500 shares.  The Company had the right to not make the final payment when due, and as a result would forfeit all rights to the patent and technology.  The Amacore Group had obtained an independent valuation of the technology in excess of the purchase price. The Company had determined that the useful life for purposes of amortization of the PhotoScreener patent (intellectual property) was 20 years. SFAS 142 provides the criteria to be considered in determining the useful life. Those criteria are: a) the expected use of the patent by the Company, b) the expected useful life of other assets which the useful life of the patent may relate, c) any legal, regulatory or contractual provisions that may limit the useful life of the patent, d) any legal, regulatory or contractual provisions that enable renewal or extension of the PhotoScreener patent without substantial cost, e) effects of obsolescence, demand, competition and other economic factors, and f) the level of maintenance expenditures required to obtain expected future cash flows from the PhotoScreener. After reviewing the criteria the Company concluded that a) the useful life of the PhotoScreener patent is 20 years, b) there are no other assets with which the PhotoScreener patent relates, c) the Company has all legal rights to the PhotoScreener patent, d) the expected cost of renewing the patent is minimal - less than $10,000, e) the patent and related technology are unique and the Company expected significant revenues from the use of the technology, and f) the patent does not require any maintenance to obtain the expected cash flows. In March 2006, the Company sold its rights to the patents and technology of the PhotoScreener, and thus reduced the value on the Company’s books and records at December 31, 2005 by $2,348,020 to the net realizable value of $92,051. The asset was sold in March 2006 for $50,000 and the return of 1.75 million shares of the Company’s common stock previously issued in the acquisition of the asset.

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

Revenues and Commissions Recognition

The Company’s main source of revenue during the six months ended June 30, 2007 was from the sales of bundled discount benefits with added insurance components that have a monthly renewal period. This revenue is recorded as earned .  We record a provision for estimated refunds, returns, and allowances which is computed based upon prior actual history of refunds, returns, and allowances. Commission expense associated with this revenue is recorded at the time of sale and is adjusted for refunds, returns, and allowances. Approximately $620,000 of revenue was from the sale of the Company’s programs with with an estimate for refunds, returns, and allowances of approximately $187,000 resulting in approximately $423,000 in sales revenue. Another component of revenue consists of straight commissions with no direct expense or ultimate risk related to this type of revenue generation. Commission revenue during 2007 was immaterial. During 2006, revenues were generated primarily from membership fees and were recognized over the life of the memberships which generally are one year from the month after a member signs up for the program. Also during 2006, the Company sold two and three year memberships which were and still are amortized over the life of these memberships. During 2007, these revenues are immaterial.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. (See Note 5)

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. (See Note 8) The resulting discount to the redemption value of redeemable preferred securities is accreted through periodic charges to retained earnings over the term of the instrument using the Effective Method. (See Note 9). In June 2006 the Company redeemed the convertible debt that had been identified as derivative financial instruments.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Model. (See Note 13).

Income Taxes

The Amacore Group has adopted SFAS 109.  The Amacore Group has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.  The cumulative net operating losses of approximately $61.5 million can be carried forward to offset future taxable income.  The net operating loss carry-forward begins expiring in 2012.

Loss Per Common Share

Basic loss per common share was computed using (a) net loss adjusted for preferred stock dividends and accretions as the numerator and (b) the weighted average number of shares outstanding during the periods presented as the denominator. Diluted loss per common share is considered to be the same as basic loss per common share since the effects of convertible securities and common stock options equivalents are anti-dilutive.

NOTE 3 - INCOME TAXES

For the six months ended June 30, 2007 and 2006, the temporary differences between book income and taxable income consisted of the deferred compensation.  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 34 percent.  The Amacore Group has had continued operating losses since inception and the prospect for utilization is remote therefore, no deferred tax assets have been recorded.

NOTE 3 - INCOME TAXES (Continued)

Income taxes for the six months ended June 30, 2007 and 2006 differ from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2007	2006

Computed tax (benefit) expense at the statutory rate 34%	(2,098,900)	(236,800)
Permanent difference - Drerivative income/(expense) and other	-	(171,500)
		(408,300)
Change in deferred tax valuation	2,098,900	408,300

Current income tax expense (benefit)	-	-

Temporary differences that give rise to deferred tax assets and liabilities:

	2007	2006
Deferred tax assets:
Net operating loss carry forward	$22,585,900	$20,308,300
Less valuation allowance	(22,585,900)	(20,308,300)
Gross deferred tax asset	-	-
Gross deferred tax liability	-	-

Net deferred tax asset	$-	$-

As of June 30, 2007, realization of The Amacore Group’s net deferred tax assets of approximately $22,585,900 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the six months ended June 30, 2007 was $2,098,900.

NOTE 4 - DUE TO STOCKHOLDERS/OFFICERS

As of June 30, 2007, due to stockholders/officers included deferred compensation of $763,793.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for uncollectible accounts, was $45,284 as of June 30, 2007.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

As of June 30, 2007, property and equipment, net of accumulated depreciation of $89,215, was $33,429.

NOTE 7 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through June 2007; currently in default.	$512,500	$512,500

Convertible promissory notes to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through June 2007; currently in default	662,000	692,000

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through June 2008.	160,000	195,000

Convertible promissory notes to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through June 2007.	397,500	402,500

Promissory note payable to shareholders; bearing 1.53% interest per annum through June 2004, increasing to 15% thereafter; currently in default.	114,950	114,950

Total notes and loans payable	$1,846,950	$1,916,950

As of June 30, 2007, all notes and loans payable were classified as current maturities.

NOTE 8—CONVERTIBLE DEBENTURES

There were no convertible debentures as of June 30, 2007 and December 31, 2006.

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

As a result of the aforementioned allocation, the Series C Preferred Stock had no initial carrying value, but it was to be accreted to its redemption value of $860,000 through periodic charges to retained earnings over the period through the redemption date. Accretions on the Series C Preferred Stock amounted to $0 and $353,704 during the six months ended June 30, 2007 and 2006, respectively.

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

The Company has the right to redeem the Series E Preferred Stock at any time, provided (a) the closing trading price of the Class A Common Stock exceeds $.50 per share (as quoted on the principal exchange, including for this purpose, the Nasdaq National Market on which it is then listed, or if it is not so listed, the closing bid price per share for such stock, as reported by Nasdaq, the OTC Bulletin Board, the National Quotation Bureau, Incorporated or other similar service which regularly reports closing bid quotations for such stock) for 15 trading days during any 20-trading day period; and (b) there is at the time of the call for redemption by the Corporation, and has been for the period specified in (a) above preceding such call, an effective registration statement covering the resale of the shares of Class A Common Stock underlying the Series E Preferred Stock

In January 2007, the Company raised $750,000 by issuing 75 shares of Series D Mandatory convertible preferred stock to Vicis Capital Master Fund; another $1,500,000 by issuing an additional 150 shares of the same series stock to Vicis Capital Master Fund, and on March 30 , raised $3.3 million through the issuance of a mandatory convertible promissory note to Vicis Capital Master Fund, which, along with accrued interest of 4%, was converted into 331.1 shares of the same series stock on May 1, 2007. The Company has the right to redeem 90% of the 331.1 shares during the period ending December 1, 2007.

NOTE 10 - COMMON STOCK

In January 2007, The Amacore Group received approval from its shareholders, to increase its authorized shares from six hundred forty million shares to one billion shares. The authorized shares for Class A common stock were increased from five hundred million shares to eight hundred sixty million; its Class B common stock remained at one hundred twenty million shares and its preferred shares remained at twenty million shares. On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes per share.

NOTE 11 - WARRANTS

During the six months ended June 30, 2007 and 2006, The Amacore Group issued warrants to purchase 10,525,000 and 1,400,000 shares of Class A common stock, respectively.  At June 30, 2007 there were 17,511,000 warrants to purchase common stock outstanding, exercisable at varying prices through 2012.

NOTE 12 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are not included in the fully diluted shares calculation.

The following sets for the computation of basic and diluted net earnings (loss) per common share for the six months ended June 30, 2007 and 2006:

	2007	2006
Numerator:
Net income (loss)	$(6,027,500)	$(696,388)
Less preferred stock dividend and accretions	(141,110)	(549,810)

Net loss applicable to common stockholders	$(6,168,610)	$(1,246,198)

Denominator:
Weighted average basic share outstanding	96,857,577	53,764,180
Weighted average fully diluted shares outstanding	96,857,577	53,764,180
Net earnings per common share - basic and diluted	$(0.06)	$(0.02)

During the period presented, common stock equivalents were not considered as their effect would be anti-dilutive.

NOTE 13—FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The carrying amount of loans and notes payable approximates fair value based on interest rates that approximate market interest rates for these instruments.

Derivative Financial Instruments

The caption derivative financial instruments consists of (a) the embedded conversion feature bifurcated from the 7% Convertible Debentures, (b) the embedded conversion feature bifurcated from the Series C Preferred Stock, (c) the Warrants issued in connection with the Series C Preferred Stock, and (d) Other Warrants. (Also See Note 8—Convertible Debentures and Note 9—Redeemable Preferred Stock). As of June 30, 2006, the Company redeemed the convertible notes that had been determined to be derivative financial instruments, which resulted in the recording of a gain on extinguishment of debt of $493,695. Derivative financial instrumentdo not exist as of June 30, 2007

NOTE 14 - LITIGATION AND CONTINGENCIES

At June 30, 2007, The Amacore Group was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will be significant to its results of operations or cash flows.

NOTE 15 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of The Amacore Group as a going concern.  However, The Amacore Group has sustained operating losses in recent years.  Further for the six months ended June 30, 2007, The Amacore Group had negative working capital of approximately $376,900, a net loss of $6,027,500 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $61,450,000.  Although these factors raise substantial doubt about the ability of The Amacore Group to continue as a viable entity, The Amacore Group has taken several actions to ensure that The Amacore Group will continue through June 30, 2008.  The Company obtained additional financing in the first six months of 2007 totaling $4.8 million from Vicis Capital Master and has generated significant revenues from new product sales.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as "may," "should," "plan," "intend," "potential," "continue," "believe," "expect," "predict," "anticipate" and "estimate," the negative of these words or other comparable words. These statements are only predictions. One should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company's control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. The forward-looking statements are based on the Company's beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in "Risk Factors" in the prospectus, not all of which are known to the Company. Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these statements. The Company will update this information only to the extent required under applicable securities laws. If a change occurs, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements.

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

Introductory Overview

Eye Care International (ECI) was founded over 10 years ago to market memberships in a comprehensive, national, non-insurance based, quality discount eye care/eyewear plan. The memberships entitle plan participants to obtain eye care services and products from our network of providers at rates which range from 20% to 60% below retail. At that time, it was management’s belief that, once established, its quality, discount vision plan could be marketed through the marketers of other healthcare programs, such as Aetna, Protective Life, United Health, etc., and through those marketing efforts, we would ultimately reach large numbers of the U.S. population. It was also management’s belief that once so marketed, the Company would be positioned to accumulate significant amounts of data through those memberships and ultimately market other healthcare and healthcare-related programs to the same membership population and beyond.

It took significantly longer than management anticipated to construct what management believed to be the quality discount vision program it contemplated in terms of national coverage and general depth. It also took significantly longer than management anticipated to enter into the mainstream of the marketers of other healthcare programs as their privately labeled vision plan.

A significant breakthrough occurred in June, 2003, when the Company entered into an agreement with Protective Marketing Enterprises, Inc. (PME), a subsidiary of Protective Life Corporation (Protective). That agreement provided, among other things, that the M.D. (ophthalmologist) portion of ECI's Vision Network would automatically be combined with all PME programs that contained a vision component. In June, 2005, the Company’s agreement with PME was modified in two major respects: (i) PME expanded its relationship with the Company so that it included the optometric portion of the Company’s network, thus giving PME access and the obligation to use as it vision plan the Company’s entire network of eye care/eyewear providers; and (ii) the cost on a per membership per month basis was increased by 100%.

Some time prior to January, 2007, the Company’s management believed that the management at Protective had made a decision to wind down its non-life insurance business and exit the healthcare business. Through a series of negotiations, the Company entered into long-term employment agreements with Mr. Jay Shafer, the former president of PME, and Mr. Guy Norberg, the former Vice President of Sales and Marketing of PME. The Company also entered into an agreement employing Mr. William Heneghan, former Vice President of Operations for Innovative HealthCare Benefits, Inc., which had an intimate relationship with PME. Effective January 15, 2007, Mr. Jay Shafer serves as the Company’s President, Mr. Guy Norberg serves as its Senior Vice President of Sales and Marketing and Mr. William Heneghan serves as its Director of Operations. Along with the hiring of Messrs. Shafer, Norberg and Heneghan, since January, 2007, all senior and middle-level management formerly with PME, with one exception, have joined the Company. The Company has also hired other staff members to support the Company’s expanding programs. During Messrs. Shafer’s and Norberg’s last year of employment at PME, PME’s gross sales, achieved primarily through the efforts of Messrs. Shafer and Norberg, were approximately $35 million. The Company has also opened a second office near Orlando, Florida.

During the first quarter of 2007, the Company concentrated its efforts on developing a wide range of both discount and insured products, which it intended to market through a significant number of distribution channels with whom Messrs. Shafer and Norberg had worked in the past. We successfully contracted with a number of other discount networks and we have now positioned ourselves to provide not only vision programs but discount dental programs, hearing programs, chiropractic programs, counseling programs, a nurse line program, an emergency informational system called Contact 911, and pharmacy programs. In all, the Company now has a healthcare product range of approximately 67 different programs. All of the networks with whom we have now contracted had previous successful business relationships with Messrs. Shafer and Norberg while they were with PME.

Furthermore, we have now contracted with a significant number of healthcare product distribution channels experienced, not only in the sale of the types of products we designed, but with the actual networks forming the components of our new and significantly expanded product line. During the first quarter of 2007, we entered into distribution agreements with, among others, Selective Health Plan, LLC and LA Marketing Plans, LLC, both companies being well experienced in the direct response sales market. We also contracted with Chase Paymentech Solutions, LLC, who is one of the world’s largest merchant acquirers accepting payments at the point of sale, hospitality, internet, retail, catalogue and recurring billing. During the same period, we simultaneously worked on developing various electronic systems necessary not only for the sale of the Company’s products, but the tracking of its revenue and payment of commissions to its sales agents on a weekly basis - a payment schedule unique in the healthcare industry. In March, 2007, we began testing the various systems we were developing that related to our direct response sales. During the test period, we were able to successfully streamline this aspect of operations and expect to be launching through the above-named distribution channels a significant number of additional direct response sales rooms during the third and fourth quarter of 2007. Significantly, during the four-month test period, the Company generated gross revenues equaling an approximate 100% increase over the total gross revenues which the Company earned for the entire calendar year of 2006.

Of equal significance is the completion of the electronic systems designed to not only track our sales and revenues, but to facilitate the weekly payment of sales commissions to our sales agents, as described above. Management believes that this type of payment schedule will significantly strengthen our relationships with our various sales organizations. On May 1, in a remarkable 60-day program build, we completed the development of the Amacore gateway for transactions that include direct response, call center and web enrollment integrating commerce engines, our direct lease line to Paymentech and commission reconciliation for the benefit of our marketing partners. Further, this development now allows Amacore to transition existing ECI business to a monthly renewal model.

Today, we can collect any data a client would want for any high volume transaction and bill or assist in any commerce transaction that could exist in the recurring fee market space. Reporting capabilities can be built in a matter of days due to the design of the technology. With the intent of having each piece of data operating independently, we can query data without the limitation of hard coding. To that end, our new backend administrative system has allowed us to expeditiously build and test market driven programs that generated for the Company over a half million dollars of gross revenue in the 2nd quarter alone.

Furthermore, we added an innovative network product of state-licensed, primary care physicians that diagnose routine, non-emergency, medical problems and recommend treatment and prescribe medication with a phone call called TelaDoc. Further, the addition of the program Global MedNet distributes personal medical records worldwide in the event of an emergency medical crisis.

By 2nd quarter end, we also finalized a strategic development agreement with Bridgeport, Connecticut-based Optimus Companies, a privately held pioneer in the field of integrated solution development, as part of our continuing strategic initiative to aggressively expand healthcare services distribution channels. Amacore and Optimus are planning to launch in the 4th quarter of 2007 a series of expansive tier-one call center marketing campaigns to endorsed files that are expected to vastly increase Amacore's overall membership base, membership based revenue, and corporate brand exposure over the balance of 2007, with plans to rapidly expand efforts through advanced call center, and marketing partner activity in 2008.

The next series of distribution channels we plan to launch will be our (i) employer group channel serviced by large group sales agents, scheduled for launch in the third quarter of 2007; and (ii) direct sales operation through licensed insurance agents which we expect to launch in the fourth quarter of 2007.

In addition, management is also exploring various possible acquisition opportunities for purposes of further enhancing the Company’s anticipated lineal structure and the capturing of a segment of our sales force.

The Company believes that all of the above now places it in the healthcare forefront in terms of the Company’s ability to effectively market its products to a wide range of consumers at affordable prices. The Company has assembled, what some would consider, the most complete array of healthcare products currently available in the marketplace; significant numbers of distribution channels capable of quickly and effectively bringing those products to market; a full-service front and back office administrative/electronic system; and an experienced management team with a long history of successes in the healthcare industry.

RESULTS OF OPERATIONS

Revenue:

Gross revenue includes approximately $780,000 in membership fees for the six months ended June 30, 2007, an increase of approximately $623,000 from gross revenue for the same period in 2006. This increase is the direct result of our initiating a new website development and design, completing enrollment capabilities for our marketing partners, and adding new members during the 2nd quarter of 2007. An estimate for refunds of $188,100 has been included in membership fees and $118,700 has been included in cost of sales for the six months ended June 30, 2007 to result in membership fees of approximately $592,000 and commissions of $447,000. Cost of sales includes commissions and product costs approximating $434,000 for the six months ended June 30, 2007. The Company negotiates with health insurance companies to offer their programs in various combinations with other programs at a reduced rate from separate contracts. The Company is obligated to pay the insurance company for the coverage at the time of sale regardless of refunds to the ultimate consumer of the product. Different geographic areas result in different combinations of products and the Company alters its combinations over time depending or consumer surveys and other variables. Commission expense is recorded at the time of sale and is adjusted for refunds.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses for the six months ended June 30, 2007 were $6,121,909. This was an increase of $5,081,687 over $1,040,222 for the same period of 2006. Comparison of the more significant components of selling, general and administrative expenses follows:

	Six Months Ended June 30,
	2007	2006	Increase (Decrease)

Depreciation	$4,436	$3,719	$717
Payroll and Related Expenses	3,524,940	590,535	2,934,405
Business Travel/Trade Shows	226,403	74,843	151,560
Insurance	72,479	60,233	12,246
Professional/Consulting Fees	2,060,276	171,719	1,888,557
Rent	49,297	53,008	(3,711)
All Other Selling, General and Administrative expenses	184,078	86,165	97,913

Total	$6,121,909	$1,040,222	$5,081,687

Depreciation expense, which is computed on a straight-line method over the assets estimated lives, was nearly the same as the prior year because we have made no major fixed asset purchases.

Salaries and related expenses for the six months ended June 30, 2007, of $3,524,940 increased $2,934,405 over the same period of 2006 due to including fair market value of shares/warrants, totaling $2.7 million, issued to the officers and directors of the Company as well as adding new employees during the six period ended June 30, 2007.

Business travel/trade show expenses for the first six months of 2007 of $226,403 were about $151,500 more than the $74,843 for the same period in 2006. The increase resulted mainly because of additional travel required in negotiating contracts for the Company’s new programs, promoting additional sales, and completing the financings that occurred during the first six months of 2007.

Insurance expense of $72,479 for the six months ended June 30, 2007 was $12,246 more than the same period of 2006 of $60,233 because more employees were covered by the medical plan.

Professional/consulting fees for the six months ended June 30, 2007 were $2,060,276, an increase of $1,888,557 over $171,719 during the same period in 2006. The increase was primarily the result of the Company hiring more consultants, during the current year, to assist us with continuing the development of the business model as originally designed from the Company’s inception. The compensation was measured at the fair value of the shares and warrants given for the services received.

Rent expense of $49,297 was $3,711 less than the $53,008 for the same period in 2006 because the Company relocated its corporate offices in June 2006 and negotiated a lower per square foot rate for the new facilities. The Company opened an office in Orlando beginning in March 2007 which decreased the difference between 2007 and 2006.

Other selling, general and administrative expenses for the six months ended June 30, 2007, of $184,078 increased by $97,913 over the $86,165 for the six months ended June 30, 2006 because of fees paid to our new public relations firm.

Interest Expense:

Interest expense for the six months ended June 30, 2007 was $113,851, a decrease of $168,318 compared to $282,169 at June 30, 2006. Interest expense for the first six months of 2006 includes a number of components including (a) interest on our notes payable, (b) amortization of the discount on our convertible debentures, using the effective method, (c) liquidating damages on our convertible debentures for not obtaining an effective registration statement related to securities into which the debentures are convertible and (d) losses on the conversion of convertible debentures.

Interest expense on our notes payable for the six months ended June 30, 2007 was $73,081, was nearly the same as the $62,417 for the same period in 2006.

Amortization of the discounts on our convertible debentures for the six months ended June 30, 2007 was $0 compared to $63,174 for the same period in 2006. Applying the effective interest method to the amortization of debt discounts results in increasing charges to interest expense as such discounts are amortized. Accordingly, our interest expense arising from amortization of discounts will increase through the maturity dates of the debentures, unless they are converted.

Liquidating damages for the six months ended June 30, 2007 amounted to $0 compared to $11,100 for the same period in 2006. Liquidating damages accrued at 2% of the face value of the convertible debentures each month until an effective registration statement for the underlying securities would have been obtained.

The loss on the conversion of convertible debentures during the six months ended June 30, 2007 amounted to $0 compared to $118,610 for the first quarter of 2006.

Since these instruments were redeemed in June 2006, no expenses discussed in the first paragraph of this section, other than the typical interest charge for our notes payable, occurred in the first six months of 2007.

Derivative instrument income (expense), net:

Derivative instrument income (expense), net for the six months ended June 30, 2007 amounted to $0 compared to $468,892 for the first six months ended June 30, 2006. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value through charges or credits to income at the close of each reporting period.

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

Net loss:

Our net loss amounted to $6,027,500 for the six months ended June 30, 2007 compared to $696,388 for the six months ended June 30, 2006. The significant change in our net loss is more fully discussed above in the details of changes in our account balances.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $141,110 for the six months ended June 30, 2007 compared to $549,810 for the same period in 2006. The decrease was due to the elimination in June 2006 of the instruments that had been identified as derivative financial instruments.

Loss per common share:

Loss per common share amounted to $0.06 for the six months ended June 30, 2007 compared to $0.02 for the six months ended June 30, 2006. Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding. Loss per common share does not give effect to warrants to acquire common stock and convertible securities because, while in a loss position, the effects would be anti-dilutive.

Loans to Stockholders and Officers:

As of June 30, 2007, there were no loans or advances to officers.

CONTRACTUAL OBLIGATIONS

Lease Commitments: See Note 15 Commitments and Contingency in our annual financial statements for information about non-cancelable commitments under our lease agreements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the six months ended June 30:

	2007	2006
Net cash used by operating activities	$(1,985,571)	$(769,033)
Net cash used by investing activities	(100,001)	50,000
Net cash provided by financing activities	5,561,600	758,376

Net increase (decrease) in cash	$3,476,028	$39,342

We funded our operations primarily through the issuance of notes payable, amounting to $3,315,000, and the sale of preferred stock amounting to $2,250,000 during the first six months of 2007.

During the first six months of 2007, we issued 8,270,000 shares of Class A common stock and cancelled 1 million shares due to the lack of consideration. A total of 3 million shares were issued to new officers of the Company; 960,000 shares were issued upon conversion of notes payable, 3,210,000 shares were issued due to warrants being exercised, and 840,000 shares were issued in exchange of Class B common stock.

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

Dated: August 20, 2007	/s/ Clark A. Marcus
Clark A. Marcus
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002