Form 10QSB
period 2007-09-30
AMACORE GROUP, INC.
filed 2007-11-19
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock as of November 8, 2007:
103,460,770 Class A Common Shares	22,962,802 Class B Common Shares

Transitional Small Business Disclosure Format (Check One):  Yes ☐      No ☒

THE AMACORE GROUP, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

PART II -  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$2,141,976	$135,046
Accounts receivable	50,402	54,756
Prepaid expenses and deposits	108,165	77,775
Total current assets	2,300,543	267,577

Fixed assets (net of accumulated depreciation)	112,881	21,113
Other assets	492,146	-
Total assets	$2,905,571	$288,690

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$953,877	$760,158
Loans and notes payable	1,824,950	1,916,950
Accrued expenses and payroll taxes	883,553	438,396
Deferred compensation - related party	554,719	970,753
Deferred revenue	89,518	6,022
Total current liabilities	4,306,616	4,092,279

Long Term Liabilities
Deferred revenue	-	33,473
Total long-term liabilities	-	33,473

Total liabilities	4,306,616	4,125,751

Stockholders’ Equity (Deficit)
Preferred stock D, $.001 par value, 20,000,000 shares authorized; Series A convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding respectively (aggregate liquidation value: $155,000)	1	-
Series C, mandatory convertible stock, 86 shares authorized; 0 and 86 shares issued and outstanding, respectively (aggregate liquidation value of $0 and $860,000, respectively)	-	-
Series D, mandatory convertible stock, 694.6 shares authorized; 694.6 and 138.5 shares issued and outstanding respectively (aggregate liquidation value:$6,946,000 and $1,385,000, respectively)	-	-
Series E, mandatory convertible stock, 84 shares authorized, 84 and 84 shares issued and outstanding respectively (aggregate liquidation: $840,000 and $840,000, respectively)	-	-
Common stock A ($.001 par value; 860,000,000 shares authorized; 98,935,820 and 91,303,820 shares issued and outstanding, respectively)	98,936	91,304
Common stock B ($.001 par value; 120,000,000 shares authorized; 22,962,802 shares and 3,302,802 shares issued and outstanding, respectively)	22,963	3,303
Additional paid-in capital	61,575,707	51,346,720
Accumulated deficit	(63,098,652)	(55,277,388)
Total stockholders’ equity (deficit)	(1,401,046)	(3,837,061)
Total liabilities and stockholders’ equity (deficit)	$2,905,507	$288,691

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Sales	$215,005	$93,549	$807,462	$250,660
Cost of sales	(131,621)	-	(565,540)	-
Gross profit	$83,384	$93,549	$241,922	$250,660
OPERATING EXPENSES
Depreciation	2,745	1,877	7,181	5,596
Rent	40,256	13,574	89,553	66,582
Consulting expense	50,050	100,208	1,946,102	202,209
Payroll expense	683,419	281,133	4,208,359	871,668
Professional expense	172,527	52,005	336,751	121,723
Insurance expense	47,642	30,096	120,121	90,329
Travel and entertainment	123,828	56,787	350,231	128,130
Contract labor	17,568	16,662	55,099	44,662
Bad debt expense	-	-	-	4,656
Office expense	16,058	11,974	30,093	29,759
Telephone	24,609	10,660	50,376	25,788
Trade shows	-	1,548	-	5,048
Selling, general and administrative expenses	133,105	16,603	239,850	39,993
Total expenses	1,311,806	595,921	7,433,715	1,636,143

Operating income/(loss) from operations before income tax expense and other income and expenses	(1,228,422)	(502,372)	(7,191,793)	(1,385,483)

Income tax expense	-	-	-	-

Operating income/(loss) from operations and income tax expense before and other income and expenses	(1,228,422)	(502,372)	(7,191,793)	(1,385,483)

OTHER INCOME (EXPENSE)
Interest income	30,425	-	80,147	-
Interest expense	(59,485)	(40,356)	(173,336)	(322,525)
Gain on extinguishment of debt		493,695		493,695
Derivative instrument income (expense), net	-	-	-	468,892
Total other income (expense)	(29,060)	453,339	(93,189)	640,062
Net Loss	(1,257,482)	(49,033)	(7,284,982)	(745,421)
Preferred stock dividends and accretions	(180,789)	124,437	(449,897)	(425,373)
Net Loss Applicable to Common Stockholders	$(1,438,271)	$75,404	$(7,734,879)	$(1,170,794)
Basic and diluted loss per common share	$(0.01)	$0.00	$(0.08)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	98,893,979	63,509,893	97,458,644	82,408,259

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,

	2007	2006
	(Unaudited)	(Audited)
Cash flows from operating activities
Net loss	$(7,284,982)	$(1,170,794)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Amortization of discount on convertible debt	-	214,872
Issuances of shares and warrants for services and interest	4,471,526	-
Depreciation	7,181	5,596
Derivative instrument (income) expense, net	-	(468,892)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	4,354	(2,575)
(Increase) decrease in prepaid expenses	10,610	13,801
Increase (decrease) in accounts payable and accrued expenses	110,500	(90,287)
Increase (decrease) in deferred compensation	(416,034)	146,199
Increase (decrease) in deferred revenue	50,023	(3,543)

Net cash provided (used) by operating activities	(3,046,822)	(1,355,623)

Cash flows from investing activities
Purchase of other assets	(25,000)	-
Purchase of property and equipment	(98,949)	(1,008)
Sale of property and equipment		50,000
Net cash provided (used) by investing activities	(123,949)	48,992

Cash flows from financing activities
Proceeds from sale of preferred stock		840,000
Proceeds from short term borrowings, loans and notes payable, net	5,213,000	1,104,000
Proceeds from exercise of warrants	39,700	22,500
Payments on and redemption of convertible notes	(75,000)	(678,833)
Net cash provided by financing activities	5,177,700	1,287,667

Increase (decrease) in cash	2,006,930	(18,965)

Beginning cash and cash equivalents	135,046	21,761

Ending cash and cash equivalents	$2,141,976	$2,796

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$53,519	$72,517

Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion value of note payable and interest to preferred stock	$4,811,000	$-

Common stock issued for compensation	$41,000	$-

Discounts on preferred stock accreted to retained earnings	191,997

Conversion value of notes payable and interest to common stock	$52,000	$6,666

Payment of accounts payable and accrued expenses with common stock	$5,540	$-

Common shares issued for acquisition	$180,000	$-

Warrant exercised for common stock	$33,500	$-

See notes to consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION & NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instruction to and requirements of Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in The Amacore Group, Inc. annual report on Form 10-KSB/A for the year ended December 31, 2006.

Nature of Operations

The Amacore Group, Inc. (“The Amacore Group” or the “Company”) markets, in addition to its discount vision plan, various discount programs that provide members with 5% to 50% savings on doctor visits, a hospital savings program, discounts on long-term care, and savings on alternative medicine, vitamins and nutritional supplements. Program members also have access to a 24-hour nurse hotline, 24-hour counseling and the services of a personal patient advocate. For travelers, the program offers worldwide assistance in over 200 countries and territories and a Global Med-Net ID that can get medical histories to medical service providers around the world. With the addition of these new programs, the Company changed its business from just a provider of vision care to a provider of an entire array of medical services. The Company is also in a position to market limited medical indemnity and accident group insurance programs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of and for the nine months ended September 30, 2007 and 2006 include the accounts of The Amacore Group, Inc. and its wholly-owned subsidiaries LBI, Inc. and JRM Benefits Consultants LLC (“JRM”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, The Amacore Group considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Amacore Group’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, The Amacore Group uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the first nine months of 2007, thus no impairment loss is recorded.

Concentration of Credit Risk

Concentrations of credit risk with respect to sales existed during the nine months ended September 30, 2007 in that approximately 36% of total sales were to a single plan sponsor, up from 27% for the same period in 2006. The concentration of sales to a single plan sponsor to that extent creates a risk to the extent that if that customer is lost, revenues would be significantly affected. In addition, sales to three customers during the nine months ended September 30, 2007 was approximately 46% of total sales and 77% for the same period in 2006. The Amacore Group has sought to address this risk on a going forward basis through expansion of its customer base by organic growth and by its recent acquisitions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Amacore Group charges advertising costs to expense as incurred. During the nine months ended September 30, 2007 and 2006, advertising costs were $23,770 and $0, respectively.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with the Rules and Regulations of the Securities and Exchange Commission that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, if any, and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, the expected volatility of common stock, and the fair value of common stock and options issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Revenues and Commissions Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition , revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. The Company’s main source of revenue during the nine months ended September 30, 2007 was from the sales of  bundled discount benefits with added insurance components that have a monthly renewal period.  This revenue is recorded as earned.  We record a provision for estimated refunds, returns, and allowances which are computed based upon prior actual history of refunds, returns, and allowances.  Commission expense associated with this revenue is recorded at the time of sale and is adjusted for refunds, returns, and allowances. Approximately $1,030,274 of revenue was from the sale of the Company’s programs with an estimate for refunds, returns, and allowances of approximately $242,000 resulting in approximately $788,000 in sales revenue.  Another component of revenue consists of straight commissions with no direct expense or ultimate risk related to this type of revenue generation.  Commission revenue during 2007 was immaterial.  During 2006, revenues were generated primarily from membership fees and were recognized over the life of the memberships which generally are one year from the month after a member signs up for the program.  Also during 2006, the Company sold two and three year memberships which were and still are amortized over the life of these memberships.  During 2007, these revenues are immaterial.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. (See Note 5)

Fixed Assets

Fixed Assets, consisting principally of furniture and fixtures, equipment, computer equipment and capitalized purchased and internally developed software programs, are recorded at cost. Depreciation and amortization are provided for, using the straight-line method, in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated useful lives. Repairs and maintenance are charged to operations as incurred.

A summary of the estimated useful lives of the property and equipment is presented below:

Estimated useful lives
Computer hardware	3 years
Computer software	3 years
Equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of life of asset or lease term

The Company has adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use . This statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software begins as software is ready for its intended use.

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See “Derivative Financial Instruments” below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. (See Note 8) The resulting discount to the redemption value of redeemable preferred securities is accreted through periodic charges to retained earnings over the term of the instrument using the Effective Method. In June 2006 the Company redeemed the convertible debt that had been identified as derivative financial instruments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

The Amacore Group has adopted SFAS 109.  The Amacore Group has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.  The cumulative net operating losses of approximately $63 million can be carried forward to offset future taxable income.  The net operating loss carry-forward begins expiring in 2012.

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

Recent Accounting Pronouncements Issued But Not Yet Adopted

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its condensed consolidated financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 - INCOME TAXES

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – INCOME TAXES (Continued)

For the nine months ended September 30, 2007 and 2006, the temporary differences between book income and taxable income consisted of the deferred compensation.  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 34 percent.  The Amacore Group has had continued operating losses since inception and the prospect for utilization is remote therefore, no deferred tax assets have been recorded.

Income taxes for the nine months ended September 30, 2007 and 2006 differ from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2007	2006

Computed tax (benefit) expense at the statutory rate 34%	(2,476,893)	(236,800)
Permanent difference - Derivative income/(expense) and other	-	(171,500)
		(408,300)
Change in deferred tax valuation	2,476,893	408,300

Current income tax expense (benefit)	-	-

Temporary differences that give rise to deferred tax assets and liabilities:

	2007	2006
Deferred tax assets:
Net operating loss carry forward	$22,785,193	$20,308,300
Less valuation allowance	(22,785,193)	(20,308,300)
Gross deferred tax asset	-	-
Gross deferred tax liability	-	-

Net deferred tax asset	$-	$-

As of September 30, 2007, realization of The Amacore Group’s net deferred tax assets of approximately $23,148,448 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the nine months ended September 30, 2007 was $2,661,293.

NOTE 4 - DUE TO STOCKHOLDERS/OFFICERS

As of September 30, 2007, due to stockholders/officers included deferred compensation of $554,719.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowance for uncollectible accounts, was $50,402 as of September 30, 2007.

NOTE 6 - FIXED ASSETS, NET

As of September 30, 2007, fixed assets, net of accumulated depreciation of $91,960, was $112,881.

NOTE 7 - UNALLOCATED ASSETS

As of September 30, 2007, unallocated assets was $492,146.  This amount relates to all the assets acquired in the acquisition of JRM on August 31, 2007.  Assets include all tangible assets such as plant and equipment, fixtures and fittings and non-tangible assets which include customer lists and intellectual property.  The Company is in the process of obtaining fair market values with respect to all such assets and will reallocate to the appropriate asset categories when completed.

NOTE 8 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through September 2007; currently in default.	$512,500	$512,500

Convertible promissory notes to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through September 2007; currently in default	662,000	692,000

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through June 2008.	140,000	195,000

Convertible promissory notes to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through September 2007.	395,500	402,500

Promissory note payable to shareholders; bearing 1.53% interest per annum through June 2004, increasing to 15% thereafter; currently in default.	114,950	114,950

Total notes and loans payable	$1,824,950	$1,916,950

At the date of issue of each of the convertible notes, the conversion price was equal to or exceeded the stock price at that time of issue, and as such, no intrinsic value was allocated to the embedded option of each note.  As of September 30, 2007, all notes and loans payable were classified as current maturities.

The Company notes that approximately $1,300,000 of the above listed notes in default are held by investors who have been supporters of the Company over the past years.  The Company is in the process of negotiating a conversion to equity for these notes.  Whilst the Company believes that such a conversion is likely, it cannot assure that this will be the eventual outcome.

Two notes included in the table of above listed notes in default, totaling approximately $385,000, are currently in dispute by the Company.  The Company believes that these notes are not payable but has retained the notes on the balance sheet at September 30, 2007 and will continue to do so until such notes are legally extinguished.

NOTE 9 - CONVERTIBLE DEBENTURES

There were no convertible debentures as of September 30, 2007 and December 31, 2006.

NOTE 10 - PREFERRED STOCK

In August 2004, the Company raised a total of $602,000 from the sale of (a) 86 shares of Mandatory Convertible Series C, 6% Cumulative, Preferred Stock, par value $0.001 per share (the “Series C Convertible Preferred Stock”) and (b) detachable warrants to acquire 400,000 shares of common stock at a strike price of $2.40 per share over a term of five years (the “Warrants”).

Each share of Series C Convertible Preferred Stock was to be converted at any time until July 30, 2006, when conversion became mandatory. At the time of conversion, each share would have been deemed to have a value of $10,000 and convertible into Class A common stock at the lesser of $2.88 per common share or 75% of the lowest closing bid price during the five days immediately prior to the conversion. As part of the agreements with the Series C investors, the Company agreed to register shares which were issuable upon the conversion of the Warrants and the Series C Convertible Preferred Stock. In addition, for each share of Series C Convertible Preferred Stock purchased by them, they had the right to purchase up to 1% of the issuances of equity securities issued under subsequent funding transactions.

The embedded conversion feature on the Series C Convertible Preferred Stock and the Warrants were required to be carried separately as derivative liabilities because physical or net-share settlement under these contracts is not within the control of the Company. Further, since proceeds from the sale of Series C Convertible Preferred Stock and Warrants were less than the fair values of the embedded conversion feature of the Series C Convertible Preferred Stock ($1,071,782) and the Warrants ($976,000), the amount received was allocated to the embedded conversion feature, immediately followed by charges to derivative instrument expense in the amounts of $469,782 and $976,000 to increase the derivative instruments to fair value.

As a result of the aforementioned allocation, the Series C Convertible Preferred Stock had no initial carrying value, but it was to be accreted to its redemption value of $860,000 through periodic charges to retained earnings over the period through the redemption date. Accretions on the Series C Convertible Preferred Stock amounted to $0 and $353,704 during the nine months ended September 30, 2007 and 2006, respectively.

In July 2006, pursuant to a Preferred Stock Purchase and Exchange Agreement with VICIS Capital Master Fund (“Vicis”),  the Company exchanged 86 shares of its Series C Mandatory Convertible Preferred Stock held by Vicis and having a maturity date of July 30, 2006, for 86 shares of a newly-created 6% Series D Convertible Preferred Stock, convertible into Class A Common Stock of the Company at a price of $.01 per share and having a maturity date of July 15, 2011. In addition, Vicis purchased for approximately $840,000, 84 shares of a newly-created 6% Series E Convertible Preferred Stock, convertible into Class A Common Stock of the Company at a price of $.02 per share and having a maturity date of July 15, 2011. Both of the Preferred Stock Series may be converted into the Company’s Class A common stock at their respective convertible prices at any time after July 11, 2008.

The Company has the right to redeem the Series E Preferred Stock at any time, provided (a) the closing trading price of the Class A Common Stock exceeds $.50 per share (as quoted on the principal exchange, including for this purpose, the Nasdaq National Market on which it is then listed, or if it is not so listed, the closing bid price per share for such stock, as reported by Nasdaq, the OTC Bulletin Board, the National Quotation Bureau, Incorporated or other similar service which regularly reports closing bid quotations for such stock) for 15 trading days during any 20-trading day period; and (b) there is at the time of the call for redemption by the Corporation, and has been for the period specified in (a) above preceding such call, an effective registration statement covering the resale of the shares of Class A Common Stock underlying the Series E Preferred Stock

In January 2007, the Company raised $750,000 by issuing 75 shares of Series D Mandatory convertible preferred stock to Vicis; another $1,500,000 by issuing an additional 150 shares of the same series stock to Vicis, and on March 30, 2007, raised $3.3 million through the issuance of a mandatory convertible promissory note to Vicis, which, along with accrued interest of 4%, was converted into 331.1 shares of the same series stock on May 1, 2007. The Company has the right to redeem 90% of the 331.1 shares during the period ending December 1, 2007.

In connection with these transactions, the Company recorded beneficial conversion features of $860,000 associated with Series D Preferred Stock and $420,000 associated with Series E Preferred Stock.  The resulting discounts are being accreted through charges to retained earnings.  Aggregate accretions at September 30, 2007 amounted to $191,997.

NOTE 11 - COMMON STOCK

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

NOTE 12 - WARRANTS

During the nine months ended September 30, 2007 and 2006, The Amacore Group issued warrants to purchase 10,820,000 and 13,949,000 shares of Class A common stock, respectively.  At September 30, 2007 there were 17,685,600 shares of common stock outstanding, exercisable at varying prices through 2012.  The following table summarizes this warrant activity:

	2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	10,727,000	$.27	4,472,428	$2.38
Additional warrants	10,820,000	.12	13,949,000	.16
Warrants cancelled/expired	(583,400)	.04	(369,428)	2.35
Warrants exercised	(3,278,000)	.07	(7,325,000)	-
Warrants outstanding, ending of year	17,685,600	$.22	10,617,000	$.74

NOTE 12 – WARRANTS (Continued)

The following table summarizes the status of warrants outstanding at September 30, 2007; all warrants are immediately exercisable:

Exercisable and Outstanding Warrants
Exercise Price	Number	Weighted average remaining contractual life in years
$0.005	2,600,000	3.75
$0.01	890,000	2.47
$0.025	6,000,000	4.5
$0.05	20,000.33
$0.10	350,000	3.57
$0.15	30,000	1.79
$0.16	2,375,000	2.6
$0.21	200,000.46
$0.30	3,700,000	4.49
$0.32	50,000	4.96
$1.25	900,000	2.47
$2.40	400,000	1.85

During 2007, the Company issued 10,820,000 warrants to directors, employees and consultants for services.  The warrants were valued using the Black-Scholes Option Model with a volatility of 245%, a risk free interest rate of 4.52% and a life of five years and a zero dividend rate.  This resulted in a compensation expense of approximately $1,241,000 for the nine months ended September 30, 2007.  All warrants are fully vested so all expenses were recorded at the time of issue.

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

The following sets for the computation of basic and diluted net earnings (loss) per common share for the nine months ended September 30, 2007 and 2006:

	2007	2006
Numerator:
Net income (loss)	$(7,284,982)	$(745,421)
Less preferred stock dividend and accretions	(449,897)	(425,373)

Net loss applicable to common stockholders	$(7,734,879)	$(1,170,794)

Denominator:
Weighted average basic share outstanding	98,893,979	82,408,259
Weighted average fully diluted shares outstanding	98,893,979	82,408,259
Net earnings per common share - basic and diluted	$(0.08)	$(0.01)

During the period presented, common stock equivalents were not considered as their effect would be anti-dilutive.

NOTE 14 - FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The carrying amount of loans and notes payable approximates fair value based on interest rates that approximate market interest rates for these instruments.

Derivative Financial Instruments

The caption derivative financial instruments consists of (a) the embedded conversion feature bifurcated from the 7% Convertible Debentures, (b) the embedded conversion feature bifurcated from the Series C Preferred Stock, (c) the Warrants issued in connection with the Series C Preferred Stock, and (d) Other Warrants. (Also See Note 9—Convertible Debentures and Note 10—Redeemable Preferred Stock). As of September 30, 2006, the Company redeemed the convertible notes that had been determined to be derivative financial instruments, which resulted in the recording of a gain on extinguishment of debt of $493,695. There are no derivative financial instruments as of September 30, 2007

NOTE 15 - LITIGATION AND CONTINGENCIES

At September 30, 2007, The Amacore Group was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows.

In addition to various lawsuits, claims or dispute arising in the ordinary course of business, on January 9, 2006, the Company was served with a Summons and Complaint (the "Complaint") in an Action captioned, "Richard Abrahamson, M.D., Plaintiff vs. The Amacore Group, Inc., F/K/A Eye Care International, Inc., Defendant." The Complaint, which was filed in The Court of Common Pleas for Hamilton County, Ohio on December 30, 2005, alleged nonpayment by the Company of certain Promissory Notes and sought damages in the amount of $111,839. The Company believed, at that time, that the plaintiff's records were in error and proceeded to document to plaintiff's counsel full payment of all monies due plaintiff under the Promissory Notes. Plaintiff's counsel and the Company agreed to extend the Company's time to answer or move with respect to the Complaint for an indefinite period of time in order to provide plaintiff with an opportunity to recheck plaintiff's records. It was the Company's belief that when so rechecked, plaintiff would withdraw the Complaint.

On February 15, 2007, Plaintiff filed an Amended Complaint in The Court of Common Pleas for Hamilton County, Ohio, Case No. A 0511133, captioned, "Richard Abrahamson, Plaintiff vs. The Amacore Group, Inc., F/K/A Eye Care International, Inc. and Clark A. Marcus, Defendants," alleging Breach of Promissory Notes, Breach of Oral Loan Agreements, Action on Account of Promissory Notes and Oral Agreements, Breach of Third Party Beneficiary Contracts, Breach of Fiduciary Duty to Issue Share Certificate Upon Gift of Share to Plaintiff, Breach of Fiduciary Duties and Unjust Enrichment. Actual damages alleged are in excess of $3.9 million, not including interest. An additional $2.4 million in punitive damages is also claimed. The Amended Complaint also asserts the right to attorney's fees.

While the Company is unable to predict the ultimate outcome of the litigation, after reviewing the Amended Complaint, the Company believes that neither it nor Mr. Marcus is liable to the plaintiff; they have defenses to each and every allegation of the Amended Complaint; and intend to vigorously defend their position and advance appropriate counterclaims.

NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of The Amacore Group as a going concern.  However, The Amacore Group has sustained operating losses in recent years.  Further for the nine months ended September 30, 2007, The Amacore Group had negative working capital of approximately $2,006,073, a net loss of $7,841,882 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $63,000,000.  Although these factors raise substantial doubt about the ability of The Amacore Group to continue as a viable entity, The Amacore Group has taken several actions it believes will allow it to continue operations through September 30, 2008.  The Company obtained additional financing in the first nine months of 2007 totaling $4.8 million from Vicis Capital Master Fund and has generated significant revenues from new product sales.

NOTE 17 - SUBSEQUENT EVENTS

On October 9, 2007, we completed the acquisition of 100% ownership of LifeGuard Benefit Services, Inc., a Texas corporation, through a stock-for-stock merger between LifeGuard and our wholly owned subsidiary, LBS Acquisition Corp. In consideration for the merger we issued 2.469771 shares of our common stock with a deemed value of $5 per share for each share of outstanding LifeGuard common stock.

LifeGuard offers specialized healthcare benefits supported by a comprehensive administrative and service platform designed to provide turnkey solutions for its customers. LifeGuard also offers membership programs that provide access to healthcare providers, and aims to preserve the doctor-patient relationship, similar in concept to our Smarthealth Plus and Smarthealth Premier programs. LifeGuard's current distribution channels include direct call center relationships, employer groups, agent distribution and the wholesale market. Through these channels LifeGuard provides insured and non-insured health benefits along with its services to over 1.5 million families.

On October 15, 2007, the Company entered into an agreement with Vicis Capital Master Fund to sell Vicis $3,000,000.00 worth of our Convertible Preferred stock, convertible at $5.00 per share.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through September 2008, the liability of the Company for claims made in pending litigation, plans for future products, the planned launch and/or expansion of call centers and other distribution channels, and future acquisitions.   In some cases, you may identify forward-looking statements by words such as "may," "should," "plan," "intend," "potential," "continue," "believe," "expect," "predict," "anticipate" and "estimate," the negative of these words or other comparable words. These statements are only predictions. One should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company's control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. The forward-looking statements are based on the Company's beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in "Risk Factors" in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission, not all of which are known to the Company.  If a change occurs, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements.  In addition, actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of many possible events or factors, including those events and factors described in "Risk Factors" in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  The Company will update this forward-looking information only to the extent required under applicable securities laws. Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-QSB. This report contains forward-looking statements that involve risks and uncertainties.

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

During the first quarter of 2007, the Company concentrated its efforts on developing a wide range of both discount and insured products, which it intended to market through a significant number of distribution channels with whom Messrs. Shafer and Norberg had worked in the past. We successfully contracted with a number of other discount networks and we have now positioned ourselves to provide not only vision programs but discount dental programs, hearing programs, chiropractic programs, counseling programs, a nurse line program, an emergency informational system called Contact 911, and pharmacy programs. In all, the Company now has a healthcare product range of approximately 67 different programs and the ability to customize additional programs if needed as various opportunities arise.  All of the networks with whom we have now contracted had previous successful business relationships with Messrs. Shafer and Norberg while they were with PME.

Furthermore, we have now contracted with a significant number of healthcare product distribution channels experienced, not only in the sale of the types of products we designed, but with the actual networks forming the components of our new and significantly expanded product line. During the first quarter of 2007, we entered into distribution agreements with, among others, Selective Health Plan, LLC and LA Marketing Plans, LLC, both companies being well experienced in the direct response sales market. We also contracted with Chase Paymentech Solutions, LLC, who is one of the world’s largest merchant acquirers accepting payments at the point of sale, hospitality, internet, retail, catalogue and recurring billing. During the same period, we simultaneously worked on developing various electronic systems necessary not only for the sale of the Company’s products, but the tracking of its revenue and payment of commissions to its sales agents on a weekly basis - a payment schedule the Company believes is unique to the healthcare industry. In March, 2007, we began testing the various systems we were developing that related to our direct response sales. During the test period, we were able to successfully streamline this aspect of operations and expect to be launching through the above-named distribution channels a significant number of additional direct response sales rooms during the third and fourth quarter of 2007. Significantly, during the four-month test period, the Company generated gross revenues equaling an approximate 100% increase over the total gross revenues which the Company earned for the entire calendar year of 2006.  Future results could be materilally different from the results obtained during the test.

Of equal significance is the completion of the electronic systems designed to not only track our sales and revenues, but to facilitate the weekly payment of sales commissions to our sales agents, as described above. Management believes that this type of payment schedule will significantly strengthen our relationships with our various sales organizations. On May 1, in a remarkable 60-day program build, we completed the development of The Amacore Group gateway for transactions that include direct response, call center and web enrollment integrating commerce engines, our direct lease line to Paymentech and commission reconciliation for the benefit of our marketing partners. Further, this development now allows The Amacore Group to transition existing ECI business to a monthly renewal model.

Today, we can collect any data a client would want for any high volume transaction and bill or assist in any commerce transaction that could exist in the recurring fee market space. Reporting capabilities can be built in a matter of days due to the design of the technology. With the intent of having each piece of data operating independently, we can query data without the limitation of hard coding. To that end, our new backend administrative system has allowed us to expeditiously build and test market driven programs that will support a high volume of transactions.

Furthermore, we added an innovative network product of state-licensed, primary care physicians that diagnose routine, non-emergency, medical problems and recommend treatment and prescribe medication with a phone call called TelaDoc. Further, the addition of the program Global MedNet distributes personal medical records worldwide in the event of an emergency medical crisis.

The Amacore Group has a strategic development agreement with Bridgeport, Connecticut-based Optimus Companies (“Optimus”), a privately held pioneer in the field of integrated solution development, as part of our continuing strategic initiative to aggressively expand healthcare services distribution channels. Amacore and Optimus are planning to launch in the 4th quarter of 2007 a series of expansive tier-one call center marketing campaigns to endorsed files that are expected to vastly increase Amacore's overall membership base, membership based revenue, and corporate brand exposure over the balance of 2007, with plans to rapidly expand efforts through advanced call center, and marketing partner activity in 2008.

The next series of distribution channels we plan to launch will be our (i) employer group channel serviced by large group sales agents, scheduled for launch in the fourth quarter of 2007; and (ii) direct sales operation through licensed insurance agents which we expect to launch in the fourth quarter of 2007.

In addition, management is also exploring various possible acquisition opportunities for purposes of further enhancing the Company’s anticipated lineal structure and the capturing of a segment of our sales force.  To this end, the Company acquired JRM Benefits Consultants LLC on August 31, 2007.

STRATEGIC INITIATIVES

At the beginning of 2007, the Company began to execute on a Strategic Plan that that the Company believes will take it from being an eye care company to being a healthcare solution to businesses and individuals.  The Strategic Plan was designed to give The Amacore Group a unique operating model that the Company believes is the first within the industry.  In addition, the Company believes that if followed, the Strategic Plan will provide a distinct and sustainable competitive advantage over other companies who wish to follow this lead.  The Company has worked very hard over the last three quarters to prepare for its planned product launches in the fourth quarter.

The Company believes that all of the above now places it in the healthcare forefront in terms of the Company’s ability to effectively market its products to a wide range of consumers at affordable prices. The Company has: (i) has developed a complete array of healthcare products with over 67 products that can be efficiently tailored to meet the needs of the Company’s customers and marketing partners as these healthcare products add tremendous value to the product portfolios of the Company’s partners.  This will enable the Company to provide a healthcare solution that can be tailored across the spectrum of the healthcare market, from the 47 million uninsured to traditional major medical and employer provided healthcare benefits.  The Company intends to target individuals, corporations and associations; and (ii) significant numbers of distribution channels the Company believes are capable of quickly and effectively bringing those products to market.  The Company either purchased or put in place contracts to secure these channels.   On August 31, 2007, the Company acquired JRM a ten-seat inbound telemarketing call center with additional agent distribution channels available to it.  On October 9, 2007, the Company acquired LifeGuard Benefit Services, Inc. (LifeGuard) (see Note 17 - Subsequent Events) a Dallas-based company with projected revenues for calendar year 2007 of $12 million (and on target to meet those projections).  LifeGuard brings to the Company an additional 52 inbound telemarketing seats plus significant agent distribution channels.  This is in addition to a host of other products complementary to those products marketed by Amacore.  It also provides Amacore with an established vertical administrative electronic system capable of tracking distribution; sales fulfillment; commission payments and a patient advocacy program unique in the healthcare industry.  Prior to these acquisitions, the Company had already contracted with OPTIMUS Solutions Consulting LLC (OPTIMUS) which provides the Company with access to approximately 150 inbound telemarketing rooms plus additional distribution channels, and OPTIMUS’s obligation to construct an additional electronic system, customized to Amacore’s needs, to track sales of its products through its various distribution channels including affiliate internet marketing partners, credit card service centers, infomercial inbound centers and banking channels.  The cost of the construction of this system was borne exclusively by the OPTIMUS group.  This system was completed just prior to the filing of this report.

In line with the twin objectives of integrating the Company’s developed products into its distribution channels and gaining new products to drive through our infrastructure, the Company has also almost completed the integration of its two recent acquisitions which, once complete, will allow the Company to leverage its infrastructure from a firm base of sales revenue and gain an increased momentum in sales growth through immediate synergies available through an aligned sales and marketing team.

All these activities are in line with our aim of vertical integration.  Through well planned vertical integration, The Amacore Group believes it will be able to own more of the products it sells and more of its distribution channels, allowing it to capture more of the end dollar spent by each customer.  The Company will continue to seek acquisitions that are consistent with increasing the sales and profitability of the Company.  With its products ready to go to market and its distribution channels in place, the Company expects the hard work during the past three quarters to bear fruit and allow the Company to gain immediate traction in the fourth quarter of 2007 with increasing traction and growth anticipated in 2008.  Growth is anticipated to occur both organically through Amacore, LifeGuard and JRM as well as from additional strategic acquisitions.

The Company’s business and successful execution of the Strategic Plan is largely dependent on the skills, experience and performance of key members of the Company’s senior management team. The Company’s business is subject to global economic conditions and, in particular, market conditions in the healthcare industry. The Company’s ability to successfully execute its Strategic Plan and meet its expected revenue forecasts may be adversely affected by the continued declines in employee benefit spending by large corporations and small to medium sized businesses. If global economic conditions worsen, or a prolonged slowdown in providing such benefits exists, then the Company may experience adverse operating results.

RESULTS OF OPERATIONS

Revenue:

Gross revenue includes approximately $1,030,274 in membership fees for the nine months ended September 30, 2007, an increase of approximately $794,000 from gross revenue for the same period in 2006. This increase is the direct result of our initiating a new website development and design, completing enrollment capabilities for our marketing partners, and adding new members during the second and third quarters of 2007. An estimate for refunds of $243,000 has been included in membership fees and $565,000 has been included in cost of sales for the nine months ended September 30, 2007. Cost of sales includes commissions and product costs approximating $564,000 for the nine months ended September 30, 2007. The Company negotiates with health insurance companies to offer their programs in various combinations with other programs at a reduced rate from separate contracts. The Company is obligated to pay the insurance company for the coverage at the time of sale regardless of refunds to the ultimate consumer of the product. Different geographic areas result in different combinations of products and the Company alters its combinations over time depending or consumer surveys and other variables. Commission expense is recorded at the time of sale and is adjusted for refunds.

Operating Expenses:

Our operating expenses for the nine months ended September 30, 2007 were $7,433,716 ($1,636,143 for the same period of 2006). Comparison of the more significant components of selling, general and administrative expenses follows:

	Nine Months Ended September 30,
	2007	2006	Increase (Decrease)

Depreciation	$7,181	$5,579	$1,602
Payroll and Related Expenses	4,208,359	871,668	3,336,691
Business Travel/Trade Shows	350,231	133,178	217,053
Insurance	120,121	90,329	29,792
Professional/Consulting Fees	2,282,853	323,932	1,958,921
Rent	89,553	66,582	22,971
All Other Selling, General and Administrative expenses	375,418	144,858	230,560

Total	$7,433,716	$1,636,143	$5,797,590

Depreciation expense, which is computed on a straight-line method over the assets estimated lives, was nearly the same as the prior year because we have made no major fixed asset purchases.

Salaries and related expenses for the nine months ended September 30, 2007, of $4,208,359 increased $3,336,691 over the same period of 2006 due to the inclusion of fair market value of shares/warrants, totaling $2.7 million, issued to the officers and directors of the Company as well as the addition of new employees during the nine period ended September 30, 2007.

Business travel/trade show expenses for the first nine months of 2007 of $350,231 increased $217,053 over the same period of 2006. The increase resulted mainly from additional travel required in negotiating contracts for the Company’s new programs, promoting additional sales, acquisitions and completing the financings that occurred during the first nine months of 2007.

Insurance expense of $120,121 for the nine months ended September 30, 2007 increased $29,792 over the same period of 2006 because more employees were covered by the medical plan.

Professional/consulting fees for the nine months ended September 30, 2007 were $2,282,853, an increase of $1,958,921 over the same period in 2006. The increase was primarily the result of the Company hiring more consultants, during the current year, to assist us with continuing the development of the business model as originally designed from the Company’s inception. The compensation was measured at the fair value of the shares and warrants given for the services received.

Rent expense of $89,553 was $22,971 more than the $66,582 over the same period in 2006 because the Company relocated its corporate offices in June 2006 and negotiated a lower per square foot rate for the new facilities. The Company opened an office in Orlando beginning in March 2007 which decreased the difference between 2007 and 2006.

Other selling, general and administrative expenses for the nine months ended September 30, 2007, of $375,418 increased by $230,560 over the same period in 2006 because of fees paid to our new public relations firm.

Interest Expense:

Interest expense for the nine months ended September 30, 2007 was $173,336, compared to $322,525 at September 30, 2006. Interest expense for the first nine months of 2007 includes a number of components including (a) interest on our notes payable, (b) amortization of the discount on our convertible debentures, using the effective method, (c) liquidating damages on our convertible debentures for not obtaining an effective registration statement related to securities into which the debentures are convertible and (d) losses on the conversion of convertible debentures.

Amortization of the discounts on our convertible debentures for the nine months ended September 30, 2007 was $0 compared to $63,174 for the same period in 2006. Applying the effective interest method to the amortization of debt discounts results in increasing charges to interest expense as such discounts are amortized. Accordingly, our interest expense arising from amortization of discounts will increase through the maturity dates of the debentures, unless they are converted.

Liquidating damages for the nine months ended September 30, 2007 amounted to $0 compared to $11,100 for the same period in 2006. Liquidating damages accrued at 2% of the face value of the convertible debentures each month until an effective registration statement for the underlying securities would have been obtained.

The loss on the conversion of convertible debentures during the nine months ended September 30, 2007 amounted to $0 compared to $118,610 for 2006.

Since the Convertible Debentures were redeemed in June 2006, no expenses discussed in the first paragraph of this section, other than the typical interest charge for our notes payable, were incurred in the first nine months of 2007.

Derivative instrument income (expense), net:

Derivative instrument income (expense), net for the nine months ended September 30, 2007 amounted to $0 compared to $468,892 for the first nine months ended September 30, 2006. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value through charges or credits to income at the close of each reporting period.

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

Net loss:

Our net loss amounted to $7,284,982 for the nine months ended September 30, 2007 compared to $745,421 for the nine months ended September 30, 2006. The significant change in our net loss is more fully discussed above in the details of changes in our account balances.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $449,897 for the nine months ended September 30, 2007 compared to $425,373 for the same period in 2006. The decrease was due to the redemption in June 2006 of the debentures that had been identified as derivative financial instruments.

Loss per common share:

Loss per common share amounted to $0.08 for the nine months ended September 30, 2007 compared to $0.01 for the nine months ended September 30, 2006. Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding. Loss per common share does not give effect to warrants to acquire common stock and convertible securities because, while in a loss position, the effects would be anti-dilutive.

Loans to Stockholders and Officers:

As of September 30, 2007, there were no loans or advances to officers.

CONTRACTUAL OBLIGATIONS

Lease Commitments: For information about non-cancelable commitments under our lease agreements, see Note 15 “Litigation and Contingency” in our annual financial statements contained in the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 17, 2007, which Note 15 in incorporated herein by reference.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the nine months ended September 30:

	2007	2006
Net cash provided (used) by operating activities	$(3,046,822)	$(1,377,820)
Net cash provided (used) by investing activities	(123,949)	48,992
Net cash provided (used) by financing activities	5,177,700	1,287,667

Net increase (decrease) in cash	$2,006,930	$(2,270)

We funded our operations primarily through the issuance of notes payable, amounting to $4,800,000, during the first nine months of 2007.

During the first nine months of 2007, we issued 8,630,220 shares of Class A common stock and cancelled 1 million shares due to the lack of consideration. A total of 3 million shares were issued to new officers of the Company; 960,220 shares were issued upon conversion of notes payable, 3,272,000 shares were issued due to warrants being exercised, and 840,000 shares were issued in exchange of Class B common stock.  A total of 20,500,000 shares of Class B common stock were issued to officers of the Company.

Item 3.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during the fourth quarter covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

At September 30, 2007, The Amacore Group was involved in various lawsuits, claims or disputes arising in the normal course of business.  The settlement of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows.

In addition to lawsuits, claims or disputes arising in the normal course of business, on January 9, 2006, the Company was served with a Summons and Complaint (the "Complaint") in an Action captioned, "Richard Abrahamson, M.D., Plaintiff vs. The Amacore Group, Inc., F/K/A Eye Care International, Inc., Defendant." The Complaint, which was filed in The Court of Common Pleas for Hamilton County, Ohio on December 30, 2005, alleged nonpayment by the Company of certain Promissory Notes and sought damages in the amount of $111,839.00. The Company believed, at that time, that the plaintiff's records were in error and proceeded to document to plaintiff's counsel full payment of all monies due plaintiff under the Promissory Notes. Plaintiff's counsel and the Company agreed to extend the Company's time to answer or move with respect to the Complaint for an indefinite period of time in order to provide plaintiff with an opportunity to recheck plaintiff's records. It was the Company's belief that when so rechecked, plaintiff would withdraw the Complaint.

On February 15, 2007, Plaintiff filed an Amended Complaint in The Court of Common Pleas for Hamilton County, Ohio, Case No. A 0511133, captioned, "Richard Abrahamson, Plaintiff vs. The Amacore Group, Inc., F/K/A Eye Care International, Inc. and Clark A. Marcus, Defendants," alleging Breach of Promissory Notes, Breach of Oral Loan Agreements, Action on Account of Promissory Notes and Oral Agreements, Breach of Third Party Beneficiary Contracts, Breach of Fiduciary Duty to Issue Share Certificate Upon Gift of Share to Plaintiff, Breach of Fiduciary Duties and Unjust Enrichment. Actual damages alleged are in excess of $3.9 million, not including interest. An additional $2.4 million in punitive damages is also claimed. The Amended Complaint also asserts the right to attorney's fees.

While the Company is unable to predict the ultimate outcome of the litigation, after reviewing the Amended Complaint, the Company believes that neither it nor Mr. Marcus is liable to the plaintiff; they have defenses to each and every allegation of the Amended Complaint; and intend to vigorously defend their position and advance appropriate counterclaims.

Item 2.  Unregistered Sales of Equity and Use of Proceeds

On August 28, 2007, the Company entered into a Stock Purchase Agreement, dated as of September 1, 2007 (the “Stock Purchase Agreement”), by and among the Company , JRM Benefits Consultants LLC, a New Jersey limited liability company (“JRM”) and the owners of the equity interests in JRM, pursuant to which the Company acquired all of the outstanding equity interests in JRM, a Turnersville, New Jersey-based company which operates a 10-seat call center. A copy of the Stock Purchase Agreement is attached hereto as Exhibit 10.2 and is incorporated herein by reference. The description of the Stock Purchase Agreement set forth in this Item 2is qualified in its entirety by reference to the full text of the Stock Purchase Agreement.

As consideration for the JRM equity interests acquired, the Company issued to each of the two owners of the equity interests in JRM 100,000 shares of the Class A common stock of the Registrant, with a deemed value of $5.00 per share. The number of shares issued and certain other elements of the transaction are subject to adjustment, in accordance with the Stock Purchase Agreement, based on the trading price of the Class A common stock over a 30 day period preceding the date that is 18 months after the date of the Closing.

The securities issued by the Company in the foregoing transaction were issued  in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

-	the sale was made to a sophisticated or accredited investor, as defined in Rule 502;
-
the Company gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that was necessary to verify the accuracy of information furnished;

-	at a reasonable time prior to the sale of security, the Company advised the purchasers of the limitations on resale in the manner contained in Rule 502(d)2;
-	neither the Company nor any person acting on our behalf sold the security by any form of general solicitation or general advertising; and
-
the Company exercised reasonable care to assure that the purchaser of the security is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

Item 3.  Defaults Upon Senior Securities

The information set forth in Note 8 – Notes and Loans Payable is incorporated herein by reference.

The Company notes that approximately $1,300,000 of the notes in default listed in Note 8 – Notes and Loans Payable, are held by investors who have been supporters of the Company over the past years.  The Company is in the process of negotiating a conversion to equity for these notes.  While the Company believes that such a conversion is likely, it cannot assure that this will be the eventual outcome.

Two notes included in the notes in default listed in Note 8 – Notes and Loans Payable, totaling approximately $385,000, are currently in dispute by the Company.  The Company believes that these notes are not payable but has retained the notes on the balance sheet at September 30, 2007 and will continue to do so until such notes are legally extinguished.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a) Exhibits:	10.1	Summary of Employment Agreement between Giuseppe Crisafi and the Company, effective as of September 13, 2007
10.2
Stock Purchase Agreement, by and among The Amacore Group, Inc., JRM and the owners of the equity interests in JRM (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)

10.3
Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 5, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2007)

10.4
Addendum to Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 9, 2007 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2007)

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007	/s/ Clark A. Marcus
Clark A. Marcus
Chief Executive Officer

Dated: November 19, 2007	/s/ Giuseppe Crisafi
Giuseppe Crisafi
Chief Financial Officer

EXHIBIT INDEX

10.1	Summary of Employment Agreement between Giuseppe Crisafi and the Company, effective as of September 13, 2007

10.2
Stock Purchase Agreement, by and among The Amacore Group, Inc., JRM and the owners of the equity interests in JRM (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)

10.3
Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 5, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2007)

10.4
Addendum to Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 9, 2007 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2007)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002