Form 10QSB/A
period 2007-06-30
AMACORE GROUP, INC.
filed 2007-12-26
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(Amendment No. 1)

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
98,573,820 Class A Common Shares
22,962,802 Class B Common Shares

Transitional Small Business Disclosure Format (Check One):  Yes ☐      No☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Amendment No. 1”) amends the quarterly report of The Amacore Group, Inc. (the “Company”) on Form 10-QSB for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission on August 20, 2007 (the “Original Filing”).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends Part II, Item 6 of the Original Filing in its entirety and includes amended certifications required by Rules 13a-14(a) and 15d-14(a) of the Exchange Actas set forth in Exhibits 31.1 and 31.2 hereto.  Other than as described herein, no other changes or amendments to the Original Filingare being made.

This Amendment No. 1 contains only the amended sections and exhibits to the Original Filing; unamended parts or exhibits of the Original Filing are not included herein.  This Amendment No. 1 does not reflect events that have occurred after the filing of the Original Filing and does not modify or update the disclosures in the Original Filing, except with regard to the amendments described in this Explanatory Note.  This Amendment No. 1 should be read in conjunction with the Original Report and the Company's other filings made with the Securities and Exchange Commission.

PART II:
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits Filed:	*	31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	*	31.2 Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007)

32.2 Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2to the Registrant’s Form 10-QSBfiled with the Securities and Exchange Commission on August 20, 2007)

	*	Filed electronically herewith

(b) Reports on Form 8-K:		Current Report on Form 8-K dated January 15, 2007, for the purpose of reporting the Company’s hiring of a new President and a new Senior Vice President of Sales and Marketing.

Current Report on Form 8-K dated January 31, 2007 for the purpose of reporting the Company’s completion of the sale of 75 shares of Series D Preferred Stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 21, 2007	/s/Clark A. Marcus
Clark A. Marcus
Chief Executive Officer

EXHIBIT INDEX

* 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1
Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007)

32.2
Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2to the Registrant’s Form 10-QSBfiled with the Securities and Exchange Commission on August 20, 2007)

* Filed electronically herewith.