Form 10QSB/A
period 2007-06-30
AMACORE GROUP, INC.
filed 2008-03-25
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A (“Amendment No. 2”) amends the quarterly report of The Amacore Group, Inc. (the “Company”) on Form 10-QSB for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission on August 20, 2007 (the “Original Filing”) as amended by Amendment No. 1 on Form 10-QSB/A and filed with the Securities and Exchange Commission on December 26, 2007 (“Amendment No. 1” and, together with the Original Filing, the “Amended Filing”).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 amends Part II, Item 6 of the Amended Filing in its entirety and includes amended certifications required by Rules 13a-14(a) and 15d-14(a) of the Exchange Act as set forth in Exhibits 31.1 and 31.2 hereto.  Other than as described herein, no other changes or amendments to the Amended Filing are being made.

This Amendment No. 2 contains only the amended sections and exhibits to the Amended Filing; unamended parts or exhibits of the Amended Filing are not included herein.  This Amendment No. 2 does not reflect events that have occurred after the filing of the Original Filing or Amendment No. 1 and does not modify or update the disclosures in the Amended Filing, except with regard to the amendments described in this Explanatory Note.  This Amendment No. 2 should be read in conjunction with the Amended Filing and the Company's other filings made with the Securities and Exchange Commission.

PART II:
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits Filed:	*	31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	*	31.2 Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007)

32.2 Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007)

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

Dated: March 25, 2008	/s/ Clark A. Marcus
Clark A. Marcus
Chief Executive Officer

EXHIBIT INDEX

* 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007)

32.2
Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007)

* Filed electronically herewith.