Form 10QSB/A
period 2007-09-30
AMACORE GROUP, INC.
filed 2008-03-25
CIK 949394

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Amendment No. 1”) amends the quarterly report of The Amacore Group, Inc. (the “Company”) on Form 10-QSB for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 19, 2007 (the “Original Filing”).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends Part II, Item 6 of the Original Filing in its entirety and includes amended certifications required by Rules 13a-14(a) and 15d-14(a) of the Exchange Act as set forth in Exhibits 31.1 and 31.2 hereto.  Other than as described herein, no other changes or amendments to the Original Filing are being made.

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
Summary of Employment Agreement between Giuseppe Crisafi and the Company, effective as of September 13, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007)

		10.2
Stock Purchase Agreement, by and among The Amacore Group, Inc., JRM and the owners of the equity interests in JRM (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)

		10.3
Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 5, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2007)

		10.4
Addendum to Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 9, 2007 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2007)

	*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	*	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		*	Filed electronically herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2008	/s/ Clark A. Marcus
Clark A. Marcus
Chief Executive Officer

Dated: March 25, 2008	/s/ Giuseppe Crisafi
Giuseppe Crisafi
Chief Financial Officer

EXHIBIT INDEX

10.1
Summary of Employment Agreement between Giuseppe Crisafi and the Company, effective as of September 13, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007)

10.2
Stock Purchase Agreement, by and among The Amacore Group, Inc., JRM and the owners of the equity interests in JRM (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)

10.3
Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 5, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2007)

10.4
Addendum to Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 9, 2007 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2007)

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed electronically herewith