Form 10KSB
period 2007-12-31
AMACORE GROUP, INC.
filed 2008-04-15
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2007

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

The issuer’s revenues for its most recent fiscal year were: $4,320,862

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2008: $54,129,978.

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2008:
 109,736,748 shares of Class A common stock, par value $0.001 and 29,069,055 shares of Class B common stock, par value $0.001

Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (Check One): Yes  ☐        No ☒

AMACORE GROUP, INC.

FORM 10-KSB
For the Year Ended December 31, 2007

PART I

Special Note Regarding Forward-Looking Statements

Information contained in this report, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about our ability to continue operations through December 2008, our liability for claims made in pending litigation, plans for future products and programs, the planned launch and/or expansion of call centers and other distribution channels, and future acquisitions.  In some cases, you may identify forward-looking statements by words such as "may," "should," "plan," "intend," "potential," "continue," "believe," "expect," "predict," "anticipate" and "estimate," the negative of these words or other comparable words. These statements are only predictions. One should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in "Risk Factors" section in this report, not all of which are known to us.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements.  In addition, actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of many possible events or factors, including those events and factors described in "Risk Factors" section in this report.  We will update this forward-looking information only to the extent required under applicable securities laws. Neither we nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

History

We incorporated under the laws of Delaware on May 31, 1994 and merged with Eye Care International, Inc., a Florida corporation, in March 1995.  In April 2005, we changed our name to The Amacore Group, Inc.  As used in this report, the “Company,” “Amacore,” “we,” “our,” and “us” all refer to The Amacore Group, Inc. together with its consolidated subsidiaries.

Overview

The Company was founded over 10 years ago and began selling memberships in our discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmologic (a medical doctor specializing in eye care) panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans the benefits of including such a plan in their products.  We sold the plan on a retail only basis for many years proving that the general public did desire to have a vision plan with their medical coverage.  Once proof of concept became a reality, we shifted our emphasis to marketing our plan to marketers of health benefit plans.  Marketing programs on a retail basis requires a broad national marketing staff which we were not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis.  During the period during which we were transitioning to and building up our wholesale network, revenues decreased and losses increased.  Our retail marketing efforts were reduced and we devoted most of our time to the continued development of our wholesale network and developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision (without a vision medical component), and prescription drugs.  Those contracts did not produce a substantial amount of revenue but served to establish The Amacore Group as having a product capable of not only servicing the needs of the general public, but servicing the marketers of other healthcare programs as a lead generator for their agents.  It also served to position us with marketers of other healthcare programs in such a way as to attract those marketers to The Amacore Group from a management perspective.  We then initiated activity designed to increase the scope of our product line; increase our distribution channels for our product line and increase our ability to generate sales leads for our distribution channels.  Integral to these goals was the hiring of executive personnel, experienced in the design and marketing of various types of healthcare programs ranging from discount programs to insured components.  Additionally, it was important for us to further develop the free eye exam component of our vision plan so that this component could serve as a sales lead generator for a wide range of other healthcare products.

In January, 2007, we entered into long-term employment agreements with Mr. Jay Shafer, the former president of Protective Marketing Enterprises, Inc. (PME), and Mr. Guy Norberg, the former vice president of sales and marketing of PME. We also entered into an agreement employing Mr. William Heneghan, former vice president of operations for Innovative HealthCare Benefits, Inc., which had an intimate relationship with PME. Mr.Shafer now serves as Amacore Group’s President, Mr. Norberg serves as its Senior Vice President of Sales and Marketing and Mr. Heneghan serves as its Director of Operations. Along with the hiring of Messrs. Shafer, Norberg and Heneghan, we have also hired other staff members to support our expanding programs and opened a second office near Orlando, Florida.

During 2007, we concentrated our efforts on developing a wide range of both discount and insured products, which we intended to market through a significant number of distribution channels with whom Messrs. Shafer and Norberg had worked in the past. We successfully contracted with a number of distribution channels experienced not only in the sale of the types of products designed by us, but with the networks forming the components of our new product line.  As a result, we have now positioned ourselves to provide not only vision programs but discount medical doctor visit programs, hospital savings programs, dental programs, hearing programs, chiropractic programs, pharmacy programs, an emergency informational system called Contact 911, long-term care programs, emergency medical travel and savings on alternative medicine, vitamins and nutritional supplements.  Some program features include access to a 24-hour nurse hotline, 24-hour counseling, a service which can get medical histories delivered to medical service providers around the world and the services of a personal patient advocate.  We are also in a position to market limited medical indemnity and accident group insurance programs.  In addition, we added an innovative network product of state-licensed, primary care physicians that diagnose routine, non-emergency, medical problems and recommend treatment and prescribe medication with a phone call called TelaDoc. Further, the addition of the program Global MedNet distributes personal medical records worldwide in the event of an emergency medical crisis.

We contracted with Chase Paymentech Solutions, LLC, who is one of the world’s largest merchant acquirers accepting payments at the point of sale. During the same period, we simultaneously worked on developing various electronic systems necessary not only for the sale of our products, but the tracking of our revenue and payment of commissions to our sales agents on a weekly basis - a payment schedule we believe is unique to the healthcare industry. Management believes that this type of payment schedule will significantly strengthen our relationships with our various sales organizations. On May 1, in a 60-day program build, we completed the development of The Amacore Group gateway for transactions that include direct response, call center and web enrollment integrating commerce engines, our direct lease line to Paymentech and commission reconciliation for the benefit of our marketing partners. Further, this development allowed us to transition existing ECI business to a monthly renewal model.

We also entered into a strategic development agreement with Bridgeport, Connecticut-based OPTIMUS Solutions Consulting LLC (“OPTIMUS”), a privately held pioneer in the field of integrated solution development, as part of our continuing strategic initiative to aggressively expand healthcare services distribution channels. OPTIMUS has fully integrated the development of our back office system with the OPTIMUS front-end, call center marketing system and they are on target to launch two licensed call centers (containing licensed representatives able to sell insurance products) that are expected to produce sales in the second quarter of 2008.  With the development now complete, the focus now will be on expanding distribution through additional call center relationships under OPTIMUS’s management.

Employees

As of December 31, 2007, the Company, including LifeGuard and JRM, had seventy-six (76) employees. The Company, LifeGuard and JRM had sixteen (16), fifty (50) and ten (10) employees, respectively.

Customers

For the year ended December 31, 2007, Amacore’s products have been purchase by over 1.5 million consumers.  Amacore’s direct to consumer business is small, but growing.  Most of the consumers who have purchased one of the Amacore products have made their purchase through a third party, such as a call center or agent, or have purchased an Amacore product that has been embedded into a larger healthcare plan, where Amacore has a wholesale arrangement with the marketer of that healthcare plan.  At this stage, the majority of Amacore’s customers are the vendors that have contracted with Amacore to market our product to their client base.  As the Company becomes more vertically integrated and begins to own more of its distribution channel, the Company will be able to reach those consumers directly.

Competition

The Company competes in a highly competitive, rapidly evolving, highly fragmented healthcare industry and is subject to rapid technological change.  In addition, there are low barriers to entry, so in order to maintain better than average margins, participants need to have a sustainable competitive advantage over their competitors.  The Company believes that the diversity of its distribution model provides it with a competitive advantage.  The Company is not aware that any of its direct competitors have in place all of the distribution channels the Company has in place.  However, many companies have one or more of each of the distribution channels the Company has built and therefore are direct competitors within those distribution channels.  Among other things, the Company competes on its ability to expand our offerings through product development, marketing and distribution; our relationships with vendors and insurance carriers; our ability to provide exceptional service to our agents; and our ability to attract and retain key personnel.  Our major competitors include marketers of traditional healthcare insurance products and discount and limited medical plan providers such as Access Plans, AmeriPlans, Assurant Health, CAREington International, New Benefits, Vertrue and other smaller and larger organizations. Many of our competitors are more established than we are, have substantially larger customer bases and have greater financial and non-financial resources than we do.

Government Regulation

We are subject to federal, state and local laws, regulations, guidelines and determinations, common laws, codes of conduct and other similar parameters that directly and indirectly impact our business and methods of operation.

State Discount Health Program Regulations  More than twenty (20) states have enacted legislation concerning the operation and marketing of discount health programs.  With respect to scope, some state health program regulations apply to discounts on all health care products, while other states’ regulations apply only to certain types of discount programs or services.  For example, some regulations apply only to prescription discounts.  In addition, some states require licensing and registration of entities that provide discount health programs.  Additional states are expected to enact such regulations in the future.  States with such regulations currently in place may amend existing regulations or enact new regulations which may severely restrict or prohibit the sale of our products.  The Company monitors developments or changes in the regulations in the states in which we operate or plan to operate to allow compliance with the laws and regulations within those states.  We may decide not to sell our products in states with regulations we believe to be too burdensome or where compliance is too costly.  In addition, such regulations may limit the products and programs we may market and sell and the manner in which we market and sell our products and programs.

Insurance Regulations.  Although the Company is not an insurance company, it does market products and services owned by companies that are subject to various federal and state insurance regulations.  We rely on the insurance companies for which we market products and services to comply with applicable insurance laws and regulations and to monitor state and federal legislative and regulatory activity with regard to insurance regulations.  These insurance companies may be required to change services, products, structure or operations in order to comply with such insurance regulations.  The manner in which we market and distribute our programs may be limited because of such insurance regulations.

The discount programs we market are not insurance products and do not subject us to insurance regulations, however, some states have regulations that are specific to discount plans as discussed above.  However, we may receive inquires from insurance commissioners in various states in which we operate requesting that we supply them with information about our programs.  To date, these agencies have concurred with our view that our health programs are not a form of insurance.  We can provide no assurance that insurance commissioners in such states will continue to concur with our view that our products are not a form of insurance and therefore are not subject to insurance regulations.  In the future, states may adopt regulations or enact legislation that pursuant to which our programs may be deemed a form of insurance in which case we may become subject to insurance regulations in such states.  Legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.  Compliance with such regulations and laws may be costly and difficult.  Such regulations may also preclude us from marketing some or all of our products and programs.

Additional governmental regulation or future interpretation of existing regulations may increase the cost of compliance or materially affect the insurance products and services offered by us and, as a result, our results of operations.

Telemarketing Regulations. Our call center seats and relationships are, or may become, subject to federal and state “do not call” laws and requirements.  Generally, under these regulations, we are prohibited from calling any consumer whose telephone number is listed in the national “do not call” registry, subject to certain exceptions.  Violation of these regulations may result in fines of up to $11,000 per violation plus other penalties.

Product Claims and Advertising Regulations.   The Federal Trade Commission (FTC) and certain states regulate advertising, product claims, and other consumer matters.  The FTC and state regulators may institute enforcement actions against companies for false and misleading advertising of consumer products.  In addition, the FTC has increased its scrutiny of the use of testimonials, similar to those used by us and the marketing companies, brokers and agents marketing our membership programs. While we have not been the target of any FTC or state regulatory enforcement actions, we can provide no assurance that:

•	the FTC or state regulators will not question our advertising or other operations in the future;

•	a state will not interpret product claims presumptively valid under federal law as illegal under that state’s regulations; or

•	future FTC or state regulations or decisions will not restrict the permissible scope of such claims.

We are also subject to the risk of claims by brokers and agents and their respective customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices.  These agencies may take action on their own initiative against us for alleged advertising or product claim violations, or on a referral from brokers, agents, customers or others.  Remedies sought in these actions may include consent decrees and the refund of amounts paid by the complaining brokers, agents or consumer, refunds to an entire class of brokers, agents or customers, client refunds, or other damages, as well as changes in our method of doing business.  A complaint based on the practice of one broker or agent, whether or not we authorized the practice, could result in an order affecting some or all of the brokers and agents that we use in a particular state.  Also, an order in one state could influence courts or government agencies in other states considering similar matters.  Proceedings resulting from these complaints could result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

Healthcare Regulation and Reform and Legislative Developments.  In addition to the foregoing, ongoing legislative and regulatory reforms of the healthcare industry at the state and federal levels may affect the manner in which we conduct our business in the future.  Many states have enacted, or are considering, various healthcare reform statutes.  These reforms relate to, among other things, managed care practices, prompt pay payment practices, health insurer liability and mandated benefits.  Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program.  Also, we are subject to patient confidentiality laws that prohibit the disclosure of confidential information.  As with all areas of legislation, the federal regulations establish minimum standards and preempt conflicting state laws that are less restrictive but will allow state laws that are more restrictive.  We expect this trend of increased legislation to continue. We are unable to predict what reforms or new legislation will be proposed or enacted or how they would affect our business. Proposals, if adopted, could have a material adverse effect on our business, financial condition or results of operations.

Risk Factors

Investors should carefully consider the risks described below before investing or maintaining an investment in the Company. We consider these risks to be significant risks to our business, operations and financial results. If any of the following risks occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose part or all of your investment. In addition, the risks described below could cause our results of operations to differ significantly from those expressed in forward-looking statements.

The Company’s business is difficult to evaluate because it has a limited operating history.  The Company has a limited operating history and participates in a relatively new and rapidly evolving market. The Company’s business has undergone significant transformation during the past year as a result of acquisitions, changes in the services and products offered, changes in market conditions, changes in our targeted membership, and is expected to continue to change for similar reasons. We cannot assure you that our current business strategy will be successful in the long term.  Many companies with business plans based on providing similar healthcare products and services have failed to be successful. We have experienced significant losses since inception and, even if demand from members exists, we cannot assure you that our business will be successful.

The Company has a history of significant losses and may not be profitable in the future and has going concern considerations.  The Company has a history of net losses and has an accumulated deficit of $77,099,408, from inception through December 31, 2007.  In addition, for each of the past three years, the Company has generated large net operating losses and negative operating cash flows.  Furthermore, developing the Company’s business strategy and expanding the Company’s services will require additional capital, which may or may not be available to the Company. You should not rely solely on the public market valuation of the Company and the views of security analysts and investors for assessing the operational, business and financial success of the Company. Fluctuations in our quarterly operating results or our inability to achieve or maintain profitability may cause volatility in the price of our common stock in the public market.

The Company may be unable to fund future growth.  The Company’s business strategy calls for expansion through an increase in sales of memberships by its internal and external sales forces. To this end, the Company has decided to invest substantial funds to increase its sales and marketing resources in order to grow revenues. In order to implement this strategy, the Company will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms, if at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, or a combination of both, then the shareholders will suffer dilution, and any new securities may have rights, preferences and privileges senior to those of our common stock and other series of Preferred Stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require. Moreover, if the Company’s strategy to increase its sales and marketing resources in order to grow revenues does not produce the desired result, then the Company may incur significant, unrecoverable expenses.

The Company’s growth may be limited if it is unable to attract and retain qualified personnel.  The Company’s business is largely dependent on the skills, experience and performance of key members of the Company’s senior management team. The Company plans to increase its sales and marketing personnel, as well as enter into agreements with independent third parties to sell products and services in order to grow revenue. The Company believes that its success depends largely on its ability to attract and retain highly-skilled and qualified technical, managerial and marketing personnel. The market for highly skilled sales, marketing and support personnel is highly competitive as a result of the limited availability of technically-qualified personnel with the requisite understanding of the markets which the Company serves. The inability to hire or retain qualified personnel may hinder the Company’s ability to implement its business strategy and may harm its business.

We have acquired several businesses in the past and may pursue strategic acquisitions of businesses in the future which may not be completed or, if completed, may not be successfully integrated into our existing business. We have pursued, and may continue to pursue, increased market penetration and growth through strategic acquisitions. If we are unable to successfully complete acquisitions or to effectively integrate acquired businesses, our ability to grow our business or to operate our business effectively could be reduced, and our business, financial condition and operating results could suffer. We also cannot assure you that we will be able to integrate the operations of the businesses we have acquired or any future completed strategic acquisitions without encountering difficulty regarding different strategies with respect to marketing, integration of personnel with disparate business backgrounds and corporate cultures, integration of different distribution systems and other technology and managing relationships with other business partners.  The consummation and integration of any completed or future acquisition involve many risks, including the risks of:

•	diverting management’s attention from our ongoing business concerns;
•	being unable to obtain financing on terms favorable to us;
•	entering markets in which we have no direct prior experience;
•	improperly evaluating new services, products and markets;
•	being unable to maintain uniform standards, controls, procedures and policies;
•	being unable to integrate new technologies or personnel;
•	incurring the expenses of any undisclosed or potential liabilities; and
•	the departure of key management and employees.

Our continued growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan. We are experiencing rapid growth in our operations which is placing, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan and our business and operations may be adversely impacted.

Lengthy sales and implementation cycles for the Company’s products and service make it difficult to forecast revenues and, as a result, may have an adverse impact on the Company’s business.  The period from the Company’s initial contact with potential agents and customers to the consummation of a sale is difficult to predict. These sales may be subject to delays due to factors beyond the Company’s control. As a result, the Company has limited ability to forecast the timing of revenue from new customers or members. This, in turn, makes it more difficult to predict the Company’s financial performance from quarter to quarter.  During the sales cycle and the implementation period, the Company may expend substantial time, effort and money preparing contract proposals and negotiating contracts without receiving any related revenue. In addition, many of the expenses related to providing the Company’s services are relatively fixed in the short term, including personnel costs, fixed overhead, and technology and infrastructure costs. As a result, the Company may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall or delay, in which case the Company’s results of operations would suffer. In addition, in an attempt to enhance the Company’s long-term competitive position, the Company may from time to time make decisions regarding pricing, marketing, services and technology that could have a near-term adverse effect on the Company’s operating results.

The Company faces significant competition for its products and services.  While the Company’s products and services are relatively new, the greater healthcare markets in which the Company operates are intensely competitive, continually evolving and, in some cases, subject to rapid change. The Company expects the intensity of competition and the pace of change to be increased or at least be maintained in the future. Many of the Company’s potential competitors have greater financial, technical, product development, marketing and other resources than the Company. These organizations may be better known than the Company and may have more customers or members than the Company. The Company cannot provide assurance that the Company will be able to compete successfully against these organizations or any alliances they have formed or may form.

The success of our business depends upon the continued growth and acceptance of health discount membership programs as a suitable alternative or supplement to traditional health insurance.  Sales growth will depend on the acceptance of membership programs as a suitable alternative or supplement to traditional health insurance. Health discount membership programs could lose their viability as an alternative to health insurance due to changes in healthcare laws and regulations, an inadequate number of healthcare providers participating in the programs, customer dissatisfaction with the method of making payments and receiving discounts, and new alternative healthcare solutions. If health discount membership programs do not gain widespread market acceptance, the demand for our membership programs could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

The Company must develop and maintain relationships with insurance companies for the insurance benefits marketed in a number of our products.  We are not an insurance company.  The insurance benefits that we offer as part of our programs are developed and offered by third-party insurance companies.  The loss or termination of our strategic relationships with insurance companies could adversely affect our revenues and operating results and may also impair our ability to maintain and attract new insurance brokers and agents to offer our programs to the public. Development and maintenance of relationships with insurance companies may in part be based on professional relationships and the reputation of our management and marketing personnel.  Consequently, the relationships with insurance companies may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships.  Our success and growth will depend in large part upon our ability to establish and maintain these strategic relationships, contractual or otherwise, with various insurance companies to market their products and services. In addition, the insurance companies with whom we work could determine to stop selling the insurance products or programs we offer.  This would negatively impact our business.

The Company is exposed to the general condition of the healthcare market. The Company’s business is subject to global economic conditions, and in particular, market conditions in the healthcare industry.  If global economic conditions worsen, or a prolonged slowdown in providing such benefits exists, then the Company may experience adverse operating results.

Government regulation of healthcare and insurance creates risks and challenges with respect to the Company’s compliance efforts and business strategies.  The healthcare and insurance industries are highly regulated and subject to changing political, legislative, regulatory and other influences. Existing and new federal and state laws and regulations could create unexpected liabilities for the Company and cause the Company to incur additional costs and restrict the Company’s operations. Many laws are complex and their application to specific products and services may not be clear. Management’s failure to accurately anticipate the application of these laws and regulations, or other failures to comply, could create liability, result in adverse publicity and negatively affect our businesses.  Failure to comply with current, as well as newly enacted or adopted, state regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

•	non-compliance may cause us to become the subject of a variety of enforcement or private actions;
•	compliance with changes in applicable regulations could materially increase the associated operating costs;
•
non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

•
non-compliance or alleged non-compliance may result in negative publicity potentially damaging our reputation and the relationships we have with our members, provider networks and consumers in general.

The Company faces potential liability related to the privacy and security of personal information it collects from consumers through its websites.  Internet user privacy has become a major issue both in the United States and abroad. The Company has privacy policies posted on its website that the Company believes comply with applicable laws requiring notice to users about the Company’s information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way the Company operates its website and could harm its business. Further, the Company cannot assure you that the privacy policies and other statements on its website or its practices will be found sufficient to protect the Company from liability or adverse publicity relating to the privacy and security of personal information.

We face litigation risks from currently pending claims as well as claims which may arise in the future.  In addition to claims arising in the ordinary course of business, several claims have been filed against us and certain of our subsidiaries.  See Part I, Item 3, “Legal Proceedings” for a more detailed description of these proceedings. We are, and may in the future be, subject to other litigation or government investigations.  These proceedings may be time-consuming, expensive and disruptive to normal business operations, and the outcome of any such proceeding is difficult to predict. The defense of such lawsuits or investigations could result in significant expense and the diversion of our management's time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Some, or all, of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance.

Risks Related to Our Stock

Our practice of issuing shares valued at a certain “peg price” as a portion of the consideration payable in connection with acquiring businesses may require us to issue additional shares in the future or may result in the unwinding of certain acquisitions.  Shares of Class A common stock typically comprise a significant portion of the consideration payable in connection with our strategic acquisitions.  In such cases, the value of the shares paid as consideration is generally deemed equal to $5.00 per share (the Peg Price).  In the event the trading price of the Company’s Class A common stock does not meet the Peg Price as of a future date defined in the applicable acquisition agreement (the Determination Date), the Company may be required to issue a substantial number of additional shares of Class A common stock to the parties from whom the business was acquired.  If the trading price of Class A common stock is below a certain threshold, typically $1.50, as of the Determination Date, the Company may elect to unwind the acquisition rather than issuing additional shares.  In the event the Company elects to unwind the acquisition, typically the Company is entitled to receive back 80% of the shares of Class A common stock initially issued to the parties from whom the business was acquired.  Although we may have the right to unwind an acquisition transaction, it may be difficult or impossible for us to do so, especially if the acquired business has to be integrated into our operations.  In addition, any unwinding is likely to be costly and disruptive to our business operations.  In the event the Company is required to issue additional shares of Class A common stock, such additional issuance will be dilutive to our stockholders.  The amount of dilution could be substantial and will depend upon the trading price of the Company’s Class A common stock on the Determination Date.  In the alternative, unwinding the transaction may result in the loss of a substantial portion of our business and may slow our growth and have a material adverse affect our operations.

We incur costs as a result of being a publicly-traded company.  As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended (the Exchange Act), recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented relatively recently by the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA).
We do not intend to pay dividends on our capital stock.  We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future, except as required by the terms of the preferred stock we have issued.

The Company may raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions   We may raise additional capital in the future to help fund acquisitions and our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility.  If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced.  These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

We identified a material weakness in our internal control over financial reporting during the initial assessment of our internal controls that we performed in connection with the preparation of the financial statements included in this report.  Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal controls over financial reporting.  The first annual assessment of our internal controls that our management was required to prepare was completed in connection with the preparation of our financial statements for the year ended December 31, 2007.  During the preparation of our financial statements, we identified control deficiencies that have been classified as material weaknesses in our internal controls over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2007. The identification of this material weakness may cause investors to lose confidence in us and our stock may be negatively impacted.

The standards that must be met for management to assess the internal control over financial reporting are relatively new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing the activities necessary to make future assessments of our internal control over financial reporting and completing the implementation of any necessary improvements.  Future assessments may require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.  If we are unable to assess our internal control over financial reporting as effective in the future, investors may lose confidence in us and our stock may be negatively impacted.

If our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of our internal control over financial reporting, investors may lose confidence in us and our stock may be negatively impacted.  Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require our independent registered public accounting firm to complete an attestation report on our assessment of our internal control over financial reporting.  The first attestation report of our assessment that our independent registered public accounting firm must complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2008, unless extended by the SEC as currently proposed.  The attestation process that must be performed by our independent registered public accounting firm is also new and complex.  We may encounter problems or delays in receiving an unqualified attestation of our assessment by our independent registered public accountants.  Compliance with these new rules could require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.  If our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, investors may lose confidence in us and our stock may be negatively impacted.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 and, without voluntary compliance with such provisions, neither you nor the Company will receive the benefits and protections they were enacted to provide.  Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002.  These rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, the use of an audit committee financial expert and the adoption of a code of ethics.

While we intend to file an application to have our securities listed for trading on a national securities exchange in the future which would require us to fully comply with those obligations, we cannot assure you that we will file such an application, that we will be able to satisfy applicable listing standards, or, if we do satisfy such standards, that we will be successful in receiving approval of our application by the governing body of the applicable national securities exchange.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.  Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock may be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Our common share price may subject us to securities litigation.  The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our stock price may be volatile, which may result in losses to our shareholders.  The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Bulletin Board® (OTCBB) have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Amacore’s executive offices are located at 1211 North Westshore Boulevard, Suite 512, Tampa, Florida 33607. Our telephone number is (813) 289-5552. In addition, Amacore maintains a sales and administrative office located at 195 International Pkwy, Lake Mary, Florida 32746 Suite 101.  The sales and administrative office phone number is (407) 805-8900.  The executive office lease expires on May 31, 2008, with four one-year renewal periods, and the sales and administrative office is leased on a month-to-month basis. In total, these offices consist of approximately 6,000 square feet.

JRM’s sales and administrative office are located 901 Route 168, Turnersville, NJ 08012, Suite 104. This lease expires on March 31, 2010, and the office phone number is 813-289-5553.

LifeGuard’s executive offices, customer service center and fulfillment center are located at 4929 W. Royal Ln., Irving, Texas 76063.  The office telephone number is (972) 915-4800.  These facilities are leased and consist of approximately 30,000 square feet.  The lease expires on September 30, 2011.

Rent expense relating to these properties totaled $157,537 and $80,156 for the years ended December 31, 2007 and December 31, 2006, respectively.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2007, we were involved in various lawsuits, claims or disputes arising in the normal course of business.  The outcome of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows, but cannot be certain.

In addition to various lawsuits, claims or dispute arising in the ordinary course of business, on January 9, 2006, the Company was served with a Summons and Complaint (the Complaint) in an action captioned, "Richard Abrahamson, M.D., Plaintiff vs. The Amacore Group, Inc., F/K/A Eye Care International, Inc., Defendant."  The Complaint, which was filed in The Court of Common Pleas for Hamilton County, Ohio on December 30, 2005, alleged nonpayment by the Company of certain promissory notes and sought damages in the amount of $111,839. The Company believed, at that time, that the plaintiff's records were in error and proceeded to document to plaintiff's counsel full payment of all monies due plaintiff under the promissory notes. Plaintiff's counsel and the Company agreed to extend the Company's time to answer or move with respect to the Complaint for an indefinite period of time in order to provide plaintiff with an opportunity to recheck plaintiff's records. It was the Company's belief that when so rechecked, plaintiff would withdraw the Complaint.

On February 15, 2007, Plaintiff filed an amended complaint in The Court of Common Pleas for Hamilton County, Ohio, Case No. A 0511133, captioned, Richard Abrahamson, Plaintiff vs. The Amacore Group, Inc., F/K/A Eye Care International, Inc. and Clark A. Marcus, Defendants, alleging breach of promissory notes, breach of oral loan agreements, action on account of promissory notes and oral agreements, breach of third party beneficiary contracts, breach of fiduciary duty to issue share certificate upon gift of share to plaintiff, breach of fiduciary duties and unjust enrichment. Actual damages alleged are in excess of $3,900,000, not including interest. An additional $2,400,000 in punitive damages is also claimed. The amended complaint also asserts the right to recover attorney's fees.

While the Company is unable to predict the ultimate outcome of the litigation, after reviewing the amended complaint, the Company believes that neither it nor Mr. Marcus is liable to the plaintiff; they have defenses to each allegations in the amended complaint; and intend to vigorously defend their position and advance appropriate counterclaims.  The ultimate outcome of this litigation cannot be predicted.  If the outcome is not favorable to the Company, it would have a material adverse affect on the Company, its cash flows and financial position.

LifeGuard is named as a defendant in the matter styled Martex Software, Inc. vs. LifeGuard Benefit Services, Inc.  This claim is for an unpaid invoice totaling $442,992.  LifeGuard has consistently maintained that Martex Software, Inc. submitted an invoice that was grossly inflated and rendered in bad faith.  LifeGuard never entered into an agreement to pay Martex Software, Inc. for any time or service past the point of December 22, 2004.  All invoices up to that point were paid in full by LifeGuard.  An offer of $75,000 was made in May 2007 to bring to matter to a close.  This offer was not accepted by Martex Software, Inc.  The court date for this lawsuit has been schedule for October 2008 with mediation to begin in September 2008.

LifeGuard is named as a defendant in the matter styled Planmedica Healthcare Solutions, LLC vs. Protective Life Insurance Company et al.  This claim totals $2,400,000 and is against Protective Life Insurance Company.  Although it was named as a co-defendant, LifeGuard is vigorously contesting that it should not be a party to this litigation as it does not have a contract with the plaintiff.  Management believes that this litigation will not have a material effect on LifeGuard.

On January 30, 2008, the Company’s wholly owned subsidiary, Zurvita, Inc. (Zurvita) filed for declaratory judgment, Mark Jarvis and Zurvita, Inc. vs. Ameriplan Corp., asking the court to determine the rights of Zurvita and its President, Mark Jarvis to market, sell and compete against AmeriPlan®, a company to which Jarvis was an independent contractor to for the past 14 years.  AmeriPlan® filed their own petition with the court and sought to restrain and prevent Jarvis and Zurvita from soliciting members of Jarvis’s downline sales professionals (and others) to join Zurvita’s sales force.  On March 27, 2008, after a full evidentiary hearing, the 192nd Judicial District Court of Dallas County denied AmeriPlan®’s motion for a temporary injunction against Jarvis and Zurvita.  The court still has to decide on Zurvita’s petition for declaratory judgment.  There is a possibility that the court may declare that Zurvita and Jarvis may be unable to market certain products in direct competition with AmeriPlan® and therefore restrict Zurvita’s product range and potential sales. However, given that Jarvis has no contractual non-compete obligation with AmeriPlan®, Zurvita believes that the court will resolve this matter in its favor.

While the Company believes that all the above lawsuits are without merit and will continue to vigorously defend each suit, the Company has accrued $3,700,000 to cover potential settlements and judgments, and ongoing legal defense costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

In January, 2007, we received written consent from a majority of our shareholders to increase our authorized shares from six hundred forty million (640,000,000) shares to one billion (1,000,000,000) shares. The authorized shares for Class A common stock was increased from five hundred million (500,000,000) shares to eight hundred sixty million (860,000,000); our authorized shares of Class B common stock remained at one hundred twenty million (120,000,000) shares and our authorized shares of preferred stock remained at twenty million (20,000,000) shares.

In December, 2007, we received written consent from a majority of our shareholders to increase our authorized shares from one billion (1,000,000,000) shares to one billion five hundred million (1,500,000,000) shares. The authorized shares for Class A common stock was increased from eight hundred sixty million (860,000,000) shares to one billion three hundred sixty (1,360,000,000) million shares; our authorized shares of Class B common stock remained at one hundred twenty million (120,000,000) shares and our authorized shares of preferred stock remained at twenty million (20,000,000) shares.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..

Market Information

Our Class A common stock is listed and traded principally on the OTCBB under the symbol "ACGI." Set forth below are the high and low bid prices for our Class A common stock on the OTCBB for each quarter of the years ending December 31, 2007 and 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2006	0.05	0.02
June 30, 2006	0.05	0.01
September 30, 2006	0.09	0.01
December 31, 2006	0.06	0.02

March 31, 2007	0.31	0.03
June 30, 2007	0.38	0.21
September 30, 2007	0.45	0.20
December 31, 2007	0.75	0.31

Holders

As of March 31, 2008, 109,736,748 shares of our Class A common stock are issued and outstanding and there were three hundred and four (304) stockholders of record. There were also seventeen (17) stockholders of record holding 29,069,055 shares of Class B common stock.

Dividends

The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements and financial condition. However, all preferred stock series are entitled to receive dividends payable on their respective stated values at a rate of 6% per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter. Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds of the Corporation legally available for the payment of dividends.  The accumulation of unpaid dividends shall bear interest at a rate of 6% per annum.  We have never paid any dividends on our common or preferred stock and we do not anticipate paying such dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Recent Sales of Unregistered Securities

On January 30, 2007, we issued 75 shares of our Series D, Mandatory Convertible, 6% Preferred Stock (Series D Preferred Stock) to Vicis Capital Master Fund (“Vicis”) in exchange for $750,000.  Shares of Series D Preferred Stock, which have a maturity date of July 15, 2011, are convertible into shares of our Class A common stock at a conversion price of $0.01 per share at any time after January 31, 2009.  The conversion price is subject to certain adjustments.  In addition, if on July 15, 2011 any share of Series D Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series G Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series D Preferred Stock into Class A common stock at the then applicable Conversion Price.

On April 1, 2007 we issued 150 shares of our Series D Preferred Stock to Vicis in exchange for $1,500,000.

On March 30, 2007, we received a loan from Vicis in the amount of $3,300,000.  The loan, which accrued interest at the rate of 4% compounded monthly, could be redeemed at the discretion of the Company, in part or in whole and including accrued interest, until May 1, 2007, when it was converted into shares of Series D Preferred Stock. On May 1, 2007, this loan of $3,300,000 and accrued interest of $11,000 was converted into 331.1 shares of Series D Preferred Stock.  Up to 90% of the shares of Series D Preferred Stock were subject to redemption by the Company from May 1, 2007 through December 1, 2007.  The Company chose not to redeem any part of the preference shares.

On November 9, 2007, the Company issued 300 shares of its Series G Mandatory Convertible, 6% Preferred Stock (Series G Preferred Stock) to Vicis for $3,000,000.  Shares of Series G Preferred Stock are convertible into that number of shares of Class A common stock determined by dividing the stated value per share ($10,000) by the conversion price.  Should the market price of our Class A common stock not exceed $5.00 per share on the second anniversary of this financing, the conversion price will be adjusted to reflect the market price of the shares at that time, but not adjusted below $0.01 per share.  The conversion price is also subject to other adjustments.  If the Conversion Price is reduced below $1.50 as a result of an adjustment on the second anniversary of issuance, the Company may, within ten (10) days after the second anniversary of the issuance date of the Series G Preferred Stock, elect to redeem all, but not less than all, of the outstanding Series G Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the Stated Value, less all dividends paid thereon.  In addition, if on July 15, 2011 any share of Series G Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series G Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series G Preferred Stock into Class A common stock at the then applicable Conversion Price.

The shares referenced in the issuances described above were offered and sold to Vicis in private placement transactions in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the Securities Act).  The Company based such reliance on certain representations made by Vicis to the Company in the respectively purchase agreements including that Vicis is an accredited investor as defined in Rule 501 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act.

Authorized for Issuance Under Equity Compensation Plans

In May 1997, our Board of Directors adopted, and our stockholders approved, the 1997 Stock Option Plan (the Plan). The Plan may be administered by the Board of Directors or a committee of the Board. The Plan authorizes the issuance of incentive stock options (ISOs), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (NQSOs) and stock appreciation rights (SARs).  Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or any subsidiary of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the common stock at the time of grant. Generally, options shall be exercisable at 20%, per year, and shall be outstanding for ten years. As of December 31, 2007 no options have been granted under the Plan.

As of December 31, 2007, warrants to acquire an aggregate of 20,452,850 shares of Class A common stock at exercise prices ranging from $0.01 to $2.40 are outstanding.  Warrants to acquire an aggregate of 7,965,000 shares of Class B common stock at exercise prices ranging from $0.16 to $0.50 are also outstanding.  The warrants were issued outside of the Plan pursuant to individual compensation arrangements with members of our board of directors, officers, employees and consultants.  All warrants are exercisable immediately upon date of grant.

The following is a summary of our stock option plans and outstanding warrants issued pursuant to compensatory equity arrangements as of December 31, 2007:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	750,000
Equity compensation plans not approved by security holders	28,417,850	$0.37	n/a
Total	28,417,850	$0.37	750,000

Item 6. Management's Discussion and Analysis or Plan of Operations

 The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-KSB. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-KSB.  The Risk Factors should be reviewed in conjunction with the following discussions and analysis

Overview

The Company was founded over 10 years ago and began selling memberships in our discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmologic (a medical doctor specializing in eye care) panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans the benefits of including such a plan in their products.  We sold the plan on a retail only basis for many years proving that the general public did desire to have a vision plan with their medical coverage.  Once proof of concept became a reality, we shifted our emphasis to marketing our plan to marketers of health benefit plans.  Marketing programs on a retail basis requires a broad national marketing staff which we were not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis.  During the period during which we were transitioning to and building up our wholesale network, revenues decreased and losses increased.  Our retail marketing efforts were reduced and we devoted most of our time to the continued development of our wholesale network and developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision (without a vision medical component), and prescription drugs.  Those contracts did not produce a substantial amount of revenue but served to establish The Amacore Group as having a product capable of not only servicing the needs of the general public, but servicing the marketers of other healthcare programs as a lead generator for their agents.  It also served to position us with marketers of other healthcare programs in such a way as to attract those marketers to The Amacore Group from a management perspective.  We then initiated activity designed to increase the scope of our product line; increase our distribution channels for our product line and increase our ability to generate sales leads for our distribution channels.  Integral to these goals was the hiring of executive personnel, experienced in the design and marketing of various types of healthcare programs ranging from discount programs to insured components.  Additionally, it was important for us to further develop the free eye exam component of our vision plan so that this component could serve as a sales lead generator for a wide range of other healthcare products.

In January, 2007, we entered into long-term employment agreements with Mr. Jay Shafer, the former president of Protective Marketing Enterprises, Inc. (PME), and Mr. Guy Norberg, the former vice president of sales and marketing of PME. We also entered into an agreement employing Mr. William Heneghan, former vice president of operations for Innovative HealthCare Benefits, Inc., which had an intimate relationship with PME. Mr.Shafer now serves as Amacore Group’s President, Mr. Norberg serves as its Senior Vice President of Sales and Marketing and Mr. Heneghan serves as its Director of Operations. Along with the hiring of Messrs. Shafer, Norberg and Heneghan, we have also hired other staff members to support our expanding programs and opened a second office near Orlando, Florida.

During 2007, we concentrated our efforts on developing a wide range of both discount and insured products, which we intended to market through a significant number of distribution channels with whom Messrs. Shafer and Norberg had worked in the past. We successfully contracted with a number of distribution channels experienced not only in the sale of the types of products designed by us, but with the networks forming the components of our new product line.  As a result, we have now positioned ourselves to provide not only vision programs but discount medical doctor visit programs, hospital savings programs, dental programs, hearing programs, chiropractic programs, pharmacy programs, an emergency informational system called Contact 911, long-term care programs, emergency medical travel and savings on alternative medicine, vitamins and nutritional supplements.  Some program features include access to a 24-hour nurse hotline, 24-hour counseling, a service which can get medical histories delivered to medical service providers around the world and the services of a personal patient advocate.  We are also in a position to market limited medical indemnity and accident group insurance programs.  In addition, we added an innovative network product of state-licensed, primary care physicians that diagnose routine, non-emergency, medical problems and recommend treatment and prescribe medication with a phone call called TelaDoc. Further, the addition of the program Global MedNet distributes personal medical records worldwide in the event of an emergency medical crisis.

We contracted with Chase Paymentech Solutions, LLC, who is one of the world’s largest merchant acquirers accepting payments at the point of sale. During the same period, we simultaneously worked on developing various electronic systems necessary not only for the sale of our products, but the tracking of our revenue and payment of commissions to our sales agents on a weekly basis - a payment schedule we believe is unique to the healthcare industry. Management believes that this type of payment schedule will significantly strengthen our relationships with our various sales organizations. On May 1, in a 60-day program build, we completed the development of The Amacore Group gateway for transactions that include direct response, call center and web enrollment integrating commerce engines, our direct lease line to Paymentech and commission reconciliation for the benefit of our marketing partners. Further, this development allowed us to transition existing ECI business to a monthly renewal model.

We also entered into a strategic development agreement with Bridgeport, Connecticut-based OPTIMUS Solutions Consulting LLC (“OPTIMUS”), a privately held pioneer in the field of integrated solution development, as part of our continuing strategic initiative to aggressively expand healthcare services distribution channels. OPTIMUS has fully integrated the development of our back office system with the OPTIMUS front-end, call center marketing system and they are on target to launch two licensed call centers (containing licensed representatives able to sell insurance products) that are expected to produce sales in the second quarter of 2008.  With the development now complete, the focus now will be on expanding distribution through additional call center relationships under OPTIMUS’s management.

STRATEGIC INITIATIVES

Our strategic initiatives in 2007 focused around a three-staged plan.  The plan had, as its initial stage, the development of an electronic system capable of supporting a full administrative array of services involved in the healthcare industry.  In particular:  (a) total agent support, including the payment of agent commissions on a weekly basis; (b) customer support; and (c) full carrier support.  The second stage involved the development of a substantially enhanced array of products, and the third stage involved the establishment of six major distribution channels – direct response banking, direct response marketing, direct sales, agent sales, private label and wholesale transactions.

In developing this plan, we were well aware of the fact that the first two stages of development would produce little to no revenue and could take the better part of the entire 2007 year.  That notwithstanding, we were also acutely aware of the fact that without the proper development of the first two stages, whatever sales that might inure to Amacore through the development of the third stage (distribution channels) might well be short-lived.  With that in mind, we entered into the strategic plan as outlined above.

During the first two quarters of 2007, we devoted substantially the entirety of our time to the development of our back-office systems as described above.  Revenues during the first two quarters were, in the aggregate, less than $600,000.  During the third quarter of 2007, we initiated the testing phase of those systems, including our inbound telemarketing system.  During this quarter, we generated approximately $215,000 in revenues but, more importantly, we were able to refine all of our systems and position ourselves for launch during the fourth quarter of 2007.

By the fourth quarter, we believed that we had properly developed our electronic system; developed a substantially enhanced array of products totaling approximately 86 different modular programs and had well advanced our acquisition and contractual arrangements with distribution channels.  Simply put, by the fourth quarter, we believed we had achieved a forefront position in the healthcare industry.  In particular, with respect to our distribution channels, we had either purchased or put in place contracts to secure these channels.  On August 31, 2007, we acquired JRM a ten-seat inbound telemarketing call center with additional agent distribution channels available to it.  On October 9, 2007, we acquired LifeGuard Benefit Services, Inc. (LifeGuard), which brought us an additional 52 inbound telemarketing seats plus significant agent distribution channels plus an array of additional company-owned products complementary to those products already either owned or otherwise being marketed by us.  LifeGuard also provides us with an established vertical administrative electronic system capable of tracking distribution, sales fulfillment, commission payments and a patient advocacy program unique in the healthcare industry.  Prior to these acquisitions, we had also contracted with OPTIMUS Solutions Consulting LLC (OPTIMUS) which provided us with access to approximately 150 inbound telemarketing rooms plus additional distribution channels, and OPTIMUS’s obligation to construct an additional electronic system, customized to our needs, to track sales of our products through our various distribution channels including affiliate internet marketing partners, credit card service centers, infomercial inbound centers and banking channels.  The cost of the construction of this system was borne exclusively by the OPTIMUS group.  We believe that these efforts helped us to achieve gross revenues in the fourth quarter of approximately $3,500,000, with prospects for the first quarter of 2008 to be substantially greater.  While we believe our revenues will increase in 2008, we cannot offer any assurance that we will be profitable or reduce our losses in 2008.

Leading into 2008, we had already commenced discussions to acquire yet another distribution channel, US Health Benefits Group (USHBG) (See Note 22 – Subsequent Events), a fifty-seat, inbound telemarketing call center that engages in the marketing of association membership programs and health insurance plans to individuals and families throughout the United States. USHBG utilizes its proprietary call center software application (LeadMaster) to connect consumers who are searching online for a health care quote with sales agents in one of its multiple call centers.  USHBG markets LifeGuard’s DirectMed association membership program generating approximately $1 million a month in gross revenue for LifeGuard, resulting in $500,000 per month in commission revenue to USHGB.

All these activities are in line with our aim of vertical integration.  Through well planned vertical integration, we believe we will be able to own even more of the products we sell and own more of our distribution channels, allowing us to retain more of the end dollar spent by each customer.  We intend to continue to seek acquisitions that we believe further the Company’s strategic initiatives.  With our products ready to go to market and our distribution channels in place, we expect the hard work during 2007 to bear fruit, which began in the fourth quarter of 2007 with increased traction and growth anticipated in 2008.  Growth is anticipated to occur both organically through Amacore, LifeGuard and JRM as well as from additional strategic acquisitions such as USHBG.  While we do anticipate growth, profitability in 2008 can be guaranteed.

Critical Accounting Policies

General

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements as of and for the fiscal year ended December 31, 2007 and 2006 include the accounts of Amacore Group, Inc. and our wholly-owned subsidiaries LBI, Inc., JRM and LifeGuard.  Significant intercompany balances and transactions have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Industry Segment

The products offered and operational activities of JRM and LifeGuard are similar in nature to the Company’s activities.  Management has not reported these entities as separate reporting segments for 2007 since in management’s opinion they are managed collectively.  The Company’s subsidiary LBI had immaterial activity during 2007 and 2006; accordingly, LBI has not been considered a reportable segment since in management’s opinion the results of LBI Inc’s operations are not used in decision making relating to the allocation of resources and in the assessment of the Company’s overall performance~~.~~

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Pursuant to the merger agreement between the Company and LifeGuard, the Company deposited $316,935 into escrow to be used for the settlement of an Internal Revenue Service liability currently in negotiation and expected to be resolved during fiscal 2008.

Software Development Costs

The Company has adopted Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software begins as software is ready for its intended use. The Company has capitalized software development costs in accordance with SOP 98-1 and is amortizing those costs over an estimated useful life of three years.

Intangible assets

Intangible assets consist primarily of intellectual property. Effective January 1, 2004 in accordance with SFAS No. 142 “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of 3-20 years.  Intangible assets with indefinite lives are not amortized and will be reviewed for impairment yearly or at such time of a change in a circumstance or event that would indicate that the carrying amount may be impaired, should this occur prior to the yearly review.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.  There were no impairment losses during the fiscal years ended December 31, 2007 and December 31, 2006.

Concentration of Credit Risk

For the year ended December 31, 2007, LifeGuard’s revenue of $3,191,255 represented approximately seventy-four (74) percent of total consolidated revenue of $4,320,861. Of LifeGuard’s revenue, approximately seventy-five (75) percent or $2,790,075 was derived through one (1) call center, US Heath Benefits Group, that markets LifeGuard products.  On March 31, 2008, the Company substantially eliminated this risk by its acquisition of US Heath Benefits Group (see Subsequent Events).

Advertising Costs

The Amacore Group charges its non-direct response advertising costs to expense as incurred. During 2007 and 2006, advertising costs were $42,755 and $0, respectively.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with the rules and regulations of the SEC requires  management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, if any, and expenses during the reporting period.  The accounting estimates that require management’s most difficult and subjective judgments include capitalization of certain assets, depreciation/amortizable lives, impairment of long-lived assets, the expected volatility of common stock, and the fair value of common stock and warrants issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments.  Due to of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Revenues and Commissions Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” , revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. In addition, we have reviewed the reporting requirements discussed in EITF 99-19 entitled “Reporting Revenue Gross as a Principal versus Net as an Agent”, issued by the Financial Accounting Standards Board, and have determined that revenue from the sale of a number of our bundled products sold through contracts with vendors should be reported on a gross basis. The Company’s main source of revenue during the year ended December 31, 2007 was from the sales of bundled discount benefits with added insurance components that have a monthly renewal period.  This revenue is recorded as earned.  We record a provision for estimated refunds, returns, and allowances which are computed based upon prior actual history of refunds, returns, and allowances.  Commission expense associated with this revenue is recorded at the time of sale and is adjusted for refunds, returns, and allowances.   Revenue of $4,188,084 was from the sale of the Company’s programs with an estimate for refunds, returns, and allowances of approximately $19,442.  Another component of revenue consists of straight commissions with no direct expense or ultimate risk related to this type of revenue generation.  Commission revenue during 2007 was immaterial.  During 2006, revenues were generated primarily from membership fees and were recognized over the life of the memberships which generally are one year from the month after a member signs up for the program.  Also during 2006, the Company sold two and three year memberships which the revenues were and, still are, amortized over the life of these memberships.  During 2007, these revenues are immaterial.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are mostly comprised of balances due from memberships, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. As of December 31, 2007 and December 31, 2006, the allowance for uncollectible accounts was $0.

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. The resulting discount to the redemption value of convertible preferred securities is accreted through periodic charges to dividends over the term of the instrument using the Effective Interest Rate Method. In June 2006, the Company redeemed the convertible debt that had been identified as derivative financial instruments and recognized a Gain on Extinguishment of Debt of $493,695.  No convertible debt instruments were issued during the year ended December 31, 2007.

Stock-Based Compensation

Effective January 1, 2006, we were required to adopt Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment” (SFAS 123R) which replaces SFAS 123 and SFAS 148, and supersedes Accounting Principles Board (APB) Opinion No. 25 “ Accounting for Stock Issued to Employees”. SFAS 123R requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods and services from either employees or non-employee be recognized in the financial statements as the goods are received or when the services are rendered. That cost will be measured based on the fair value of the equity instrument issued. We will no longer be permitted to follow the previously-followed intrinsic value accounting method that APB 25 allowed which resulted in no expense being recorded for stock option grants where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant and further permitted disclosure-only pro forma compensation expense effects on net income.  SFAS 123R now applies to all of our existing outstanding unvested share-based stock option/warrant awards as well as any and all future awards. We have elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes model will continue to be our method of compensation expense valuation.

Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities”.
The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Model.

Other convertible instruments that are not derivative financial instruments are accounted for pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” by recording the fair value of the embedded conversion feature (ECF) as a discount from the initial value of the instrument and accreted back to face value over the term of the instrument using the effective interest rate method.

Income Taxes

We have adopted Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes”.  We have not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.

Loss Per Common Share

Basic loss per common share was computed using (a) as the numerator, net loss adjusted for preferred stock dividends and accretions and (b) as the denominator, the weighted average number of shares outstanding during the periods presented. Since the Company has a reported net operating loss, diluted loss per common share is considered to be the same as basic loss per common share since the effects of convertible securities and common stock option equivalents, if included in the earnings per share calculation, would have the effect of reducing the loss per common share.

Results of Operations

Revenue:

For the year ended December 31, 2007, revenue was $4,320,862, as compared to $364,807 for the year ended December 31, 2006, an increase of $3,956,055.  New product offerings and growth in Amacore’s membership base as well as the recent acquisitions of LifeGuard and JRM contributed to the significant increase in revenue earned during the year ended December 31, 2007.

Cost of Goods Sold:

For the year ended December 31, 2007, cost of goods sold was $2,225,947 as compared to $15,642 for the year ended December 31, 2006, an increase of $2,210,305.  The increase in cost of goods sold is a direct result of the increase in revenue as commissions are due and payable to sales agents when revenue is earned and recognized.

Gross Profit:

For the year ended December 31, 2007, gross profit was $2,094,915 as compared to $349,165 for the year ended December 31, 2006, an increase of $1,745,750.  Growth in the Company’s revenue due to new product offerings, increased membership base and recent acquisitions all contributed to the increase in gross profit.

Operating Expenses:

For the year ended December 31, 2007, operating expenses were $23,278,059 as compared to $2,608,739 for the year ended December 31, 2006, an increase of $20,669,320.  The following are the most notable expense categories that contributed to the overall increase in operating expenses.

Consulting

For the year ended December 31, 2007, consulting expenses were $3,177,473 as compared to $222,959 for the year ended December 31, 2006, an increase of $2,954,514.  This increase is mainly due to $2,301,100 of equity awards to various vendors and consultants who provided consultative services.

Payroll and related benefits

For the year ended December 31, 2007, payroll and related benefits were $3,366,391 as compared to $1,333,328 for the year ended December 31, 2006, an increase of $2,033,063. During the year, the Company added a new executive team consisting of a new President, Senior Vice President of Operations, Director of Operations, Chief Medical Officer and administrative staff.   In addition to these new Amacore executive positions, the recent acquisitions of LifeGuard and JRM have increased the Company’s number of employees to seventy-six (76) from seven (7) as of December 31, 2007 and December 31, 2006, respectively.

Stock and warrant expense

For the year ended December 31, 2007, stock and warrant expense were $10,351,250 as compared to $140,111 for the year ended December 31, 2006, an increase of $10,211,139.  As an incentive to attract and retain talented executives and board members, the Company has increased its equity awards to such Company personnel during fiscal 2007. For further discussion on management compensation, see Item 10 “Management Compensation” herein.

Accrued Litigation Expense

For the year ended December 31, 2007, accrued litigation expense was $3,035,116 as compared to $0 for the year ended December 31, 2006, an increase of $3,035,116.  The increase in accrued litigation expense is a result of additional litigation involving the Company and its subsidiaries and management’s assessment of probable costs associated in defending each of those actions in compliance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies.”

Professional fees

For the year ended December 31, 2007, professional fees were $884,913 as compared to $211,575 for the year ended December 31, 2006, an increase of $673,338.  The increase in professional fees is a result of legal services and accounting expenses relating to litigation, business development and strategic acquisitions.

Travel and entertainment

For the year ended December 31, 2007, travel and entertainment were $527,179 as compared to $228,607 for the year ended December 31, 2006, an increase of $298,572.  During 2007, Company’s executive management team was focused on business development and identifying strategic acquisitions which resulted in significant travel and entertainment expenses.

Selling and Marketing

For the year ended December 31, 2007, selling and marketing were $1,255,518 as compared to $93,007 for the year ended December 31, 2006, an increase of $1,162,511.  This increase is a result of the Company’s focus on increasing membership as well as marketing new products to existing membership.

Prepaid Expenses

Prepaid expenses increased $946,023 to $1,023,798 as of December 31, 2007.  This increase is attributable to LifeGuard’s deferred commission expenses.  Commissions are paid at time of sale but are amortized to expense over the membership contractual term.

Other Income (Expense):

Interest Expense

Interest expense for the year ended December 31, 2007 was $154,200 as compared to $439,260 for the year ended December 31, 2006, a decrease of $285,060. Interest expense includes a number of components including (a) accrued interest on our notes payable, (b) amortization of the discounts on convertible debentures, using the effective interest method, and (c) losses on the conversion of convertible debentures.  Interest expense decreased mainly as a result of the decline in notes and loans payable. The Company’s notes and loans payable decreased from $1,916,950 to $1,414,530 as of December 31, 2007 and December 31, 2006, respectively.

Interest expense on our notes payable for the year ended December 31, 2007 was $90,039 compared to $221,904 for the same period in 2006.

Amortization of the discounts on our convertible debentures for the year ended December 31, 2007 was $0 compared to $132,362 for the same period in 2006. The convertible debentures were converted during the year ended December 31, 2006.

Included within interest expense for the year ended December 31, 2006, was the loss on the conversion of convertible debentures in the amount of $118,610. No such loss was experienced during the year ended December 31, 2007.

Derivative instrument income (expense) and Extinguishment of Debt

Derivative instrument income or expense arises from fair value adjustments for certain financial instruments that are indexed to the Company’s common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes when the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. Such derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value through charges or credits to income at the close of each reporting period in accordance with Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

Fair value for our option-based derivative financial instruments is determined using the Black-Scholes Valuation Model. The Black-Scholes Model requires the development of highly-subjective assumptions, such as the expected term of exercise and volatility. Changes to these assumptions may arise from both internal (e.g. contract renegotiation) and external factors (e.g. changes in the trading market value of our common stock); such changes could have resulted in material changes to the fair values of our derivative financial instruments. Derivative expense was $439,260 for the year ended December 31, 2006. However, the debentures that were determined to be derivative financial instruments were redeemed in June 2006, which resulted in a Gain on Extinguishment of Debt of $493,695. During 2007, the Company did not enter into any derivative instruments and, accordingly, no derivative income or expense was recognized for the year ended December 31, 2007.

Net loss:

Our net loss amounted to $21,230,186 for the year ended December 31, 2007 compared to $1,736,247 for the year ended December 31, 2006. The significant increase in our net loss is discussed above in the details of changes in major income statement categories.

Preferred stock dividends and accretions:

Although the Company has not declared any dividends on its common or preferred stock, based on the features of the preferred stock, the Company has accrued for dividends and has recorded such as a reduction to income available to common shareholders.  The Company also has recorded accretion related to the beneficial conversion features of certain convertible preferred stock issued.  Preferred stock dividends and accretions amounted to $590,781 for the year ended December 31, 2007 as compared to $453,498 for the year ended December 31, 2006. Preferred stock will continue to be accreted until the preferred stock is converted into common stock or redeemed.

Loss per common share:

Loss per common share amounted to $0.18 for the year ended December 31, 2007 compared to $0.03 for the year the year ended December 31, 2006. Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding. Since the Company has a reported net operating loss, diluted loss per common share is considered to be the same as basic loss per common share since the effects of convertible securities and common stock option equivalents, if included in the earnings per share calculation, would have the effect of reducing the loss per common share.

Loans to Stockholders and Officers:

As of December 31, 2007 and 2006, there were no advances to stockholders or officers.

Contractual Obligations

Lease Commitments: See Note 18 - Commitments and Contingency in our annual financial statements for information about non-cancelable commitments under our lease agreements.

Off Balance Sheet Arrangements

As of December 31, 2007 and 2006, the Company did not have any off balance sheet arrangements.

Subsequent Events

On January 15, 2008 and March 13, 2008, the Company issued 300 shares and 400 shares, respectively, of its Series G Preferred Stock to Vicis for $3,000,000 and $4,000,000, respectively.

On February 13, 2008, the Company received notice to convert a promissory note in the amount of $100,000 with accrued interest of $142,652 into 1,617,680 shares of Class A common stock which were issued on or about February 13, 2008.

On March 31, 2008, the Company received notice to convert a promissory note in the amount of $350,000 with accrued interest of $53,162 into 4,031,620 shares of Class A common stock which were issued on or about March 31, 2008.

On March 31, 2008, the Company acquired USHBG (See Financial Statements Note 22 —Subsequent Events), a call center-based marketing company that engages in the marketing of association membership programs and health insurance plans to individuals and families throughout the United States.  USHBG utilizes its proprietary call center software application (LeadMaster) to connect consumers who are searching online for a health care quote with sales agents in one of its multiple call centers.

The consideration for the acquisition is a combination of cash and stock.  The agreed value of the acquisition is $14,300,000 and is payable as follows:

-	Cash at closing $1,140,910
-	1,800,000 unregistered shares of our Class A common stock with a deemed value of $5.00 per share ($9,000,000 equivalent)
-	Deferred cash of $1,609,090 payable in equal installments quarterly in advance over a three year period; and
-
Earn out equal to $2,550,000, being $850,000 per annum based on USHBG attaining an audited net contribution of $2,000,000 (Target Contribution) in each of the next three (3) years.  This amount will be reduced if USHBG does not achieve the Target Contribution or will be or increased if it exceeds the Target Contribution.

The purchase agreement provides for a share adjustment, if necessary, eighteen (18) months from the acquisition’s effective date.  Within the immediate preceding thirty (30) day period prior to the share adjustment date if the Company’s common stock has an average trading price below $5.00 per share, additional shares of the Company’s common stock will be issued such that the aggregate number of shares issued under the terms of the merger agreement has a value equal to the agreed-upon value of $9,000,000.  In the event the Company’s common stock has an average trading price for the said period of $5.00 or more, no adjustment shall be made to the amount of common stock previously issued and the previous stock issuance shall be deemed final and not subject to further adjustment.  However, in the event the average common stock price is below $1.50 for the said adjustment period, the Company has the right to effectively unwind the merger and irrevocably transfer 100% of USHBG’s acquired stock to previous USHBG shareholders.  In addition, the Company has the right to receive from USHBG shareholders 80% of the Company’s common stock issued as consideration.

The USHBG group includes three companies:
•	US Healthcare Plans, Inc, a health benefit discount plan marketing company;
•	On The Phone, Inc., a consulting company that receives overrides on all Health Care Sales; and
•	US Health Benefits Group, Inc., a health benefit plan marketing company.

USHBG’ largest partner is LifeGuard and USHBG markets LifeGuard’s DirectMed association membership program, which currently generates approximately $1,000,000 a month in revenues for LifeGuard, resulting in approximately in $500,000 per month in revenue for USHBG.

Liquidity and Capital Resources

The following table compares our cash flows for the fiscal years ended December 31, 2006 and 2007.

	2007	2006

Net cash used by operating activities	$(5,542,322)	$(2,291,307)
Net cash (used) provided by investing activities	(469,187)	47,715
Net cash provided by financing activities	8,037,505	2,357,417

Net increase (decrease) in cash	$2,025,996	113,825

Since its inception, the Company has met its capital needs principally through sales of its equity and debt securities, including sales of common stock upon the exercise of outstanding warrants.  We have used the proceeds from the exercise of warrants and our other sales of securities to pay virtually all of the costs and expenses we have incurred over the past 12 years.  These costs and expenses included operating expenses, such as  salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue.  In addition, while the majority of the consideration we paid in our recent acquisitions consisted of the Company’s Class A common stock, cash consideration was also paid as part of the purchase price.

Now that the Company has begun to generate substantial revenues, we believe that our current cash resources, together with anticipated revenue, will be sufficient to sustain our current planned operations for the next 12 months. The Company raised $7,000,000 from Vicis Capital in two tranches completed in January 2008 and March 2008.  Although management believes that the Company’s current cash position and anticipated revenue in 2008 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.  If additional cash resources are needed, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.

The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing.  We can provide no assurance that we will not require additional financing.  Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS.

 REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Audit Committee
The Amacore Group, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of The Amacore Group, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of The Amacore Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Amacore Group, Inc. as of December 31, 2007 and 2006 and the results of operations, changes in shareholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

/s/Brimmer, Burek & Keelan LLP

Brimmer, Burek & Keelan LLP
Certified Public Accountants
Tampa, Florida

April 14, 2008

THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets
Cash	$2,161,042	$135,046
Restricted cash	316,935	-
Accounts receivable (net of $0 allowance for doubtful accounts in 2007 and 2006, respectively)	470,049	54,756
Non-trade receivables - related party	64,385	-
Inventory	37,814	-
Prepaid expenses	1,023,798	77,775
Deposits	61,236	-
Total current assets	4,135,259	267,577

Fixed assets (net of accumulated depreciation of $132,387 and $84,780 for 2007 and 2006, respectively)	418,356	21,113

Other assets
Goodwill	492,144	-
Intangible assets - net	667,086	-
Unallocated assets	13,566,020	-
Total assets	$19,278,865	$288,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,639,200	$760,148
Loans and notes payable	1,414,530	1,916,950
Accrued expenses and payroll taxes	5,738,553	384,761
Accrued dividends	479,896	53,635
Deferred compensation - related party	602,344	970,753
Deferred revenue	1,409,984	6,022
Total current liabilities	12,284,507	4,092,269

Long-Term Liabilities
Deferred revenue	-	33,473
Total liabilities	12,284,507	4,125,742

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series A mandatory convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding; aggregate liquidation value of $155,000 as of 2007 and 2006.	-	-
Series C mandatory convertible preferred stock; 86 shares authorized; 0 and 86 shares issued and outstanding as of 2007 and 2006, respectively; aggregate liquidation value of $0 and $860,000 as of 2007 and 2006, respectively.	-	-
Series D mandatory convertible preferred stock; 689 shares authorized; 689 and 133 shares issued and outstanding as of 2007 and 2006, respectively; aggregate liquidation value of $7,306,076 and $1,413,425 as of 2007 and 2006, respectively.	-	-
Series E mandatory convertible preferred stock; 139 shares authorized; 139 and 84 issued and outstanding, respectively; aggregate liquidation value of $1,468,396 and $865,386 as of 2007 and 2006, respectively.	-	-
Series G mandatory convertible preferred stock; 300 shares authorized; 300 and 0 shares issued and outstanding as of 2007 and 2006, respectively; aggregate liquidation value of $3,041,425 and $0 as of 2007 and 2006, respectively.	-	-
Common Stock A, $.001 par value, 1,500,000,000 shares authorized; 110,149,156 and 91,303,820 shares issued and outstanding as of 2007 and 2006, respectively.	110,149	91,303
Common Stock B, $.001 par value, 120,000,000 shares authorized; 27,563,802 and 3,302,802 shares issued and outstanding as of 2007 and 2006, respectively.	27,563	3,303
Additional paid-in capital	83,956,054	51,346,783
Accumulated deficit	(77,099,408)	(55,278,441)
Total stockholders' equity (deficit)	6,994,358	(3,837,052)

Total liabilities and stockholders' equity (deficit)	$19,278,865	$288,690

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006
	2007	2006
REVENUES
Membership fees	$4,188,084	$364,807
Commissions	108,787	-
Fulfillment	23,991	-
Total revenue	4,320,862	364,807

COST OF SALES
Sales commissions	2,086,180	15,642
Insurance product cost	139,767	-
Total cost of sales	2,225,947	15,642

GROSS PROFIT	2,094,915	349,165

OPERATING EXPENSES
Depreciation	47,607	7,496
Amortization	41,164	-
Occupancy Rent	157,537	80,156
Consulting	3,177,473	222,959
Payroll and benefits	3,366,391	1,333,328
Stock and warrant employee compensation	10,351,250	140,111
Professional fees	884,913	211,575
Insurance	64,073	114,804
Travel and entertainment	527,179	228,607
Contract labor	73,889	78,183
Bad debt expense	-	5,167
Office related	136,724	60,640
Telephone	159,225	32,706
Litigation and legal costs	3,035,116	-
Selling and marketing	1,255,518	93,007
Total operating expenses	23,278,059	2,608,739

Operating loss from operations before other income and expense	(21,183,144)	(2,259,574)

OTHER INCOME (EXPENSE)
Interest income	102,652	-
Interest expense	(154,200)	(439,260)
Derivative instrument income	-	468,892
Extinguishment of debt	-	493,695
Miscellaneous	4,506	-
Total other income (expense)	(47,042)	523,327

Net loss before income taxes	(21,230,186)	(1,736,247)

Income taxes	-	-

Net loss	(21,230,186)	(1,736,247)
Preferred stock dividend and accretion	(590,781)	(453,498)

Net loss available to common stockholders	$(21,820,967)	$(2,189,745)

Basic and diluted loss per share	$(0.18)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	119,654,979	68,306,991

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2007 and 2006

	Preferred Stock										Common Stock
	Series A		Series C		Series D		Series E		Series G		Series A		Series B		Paid-In	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Bal ance -
December 31, 2005	155	-	86	244,021	-	-	-	-	-	-	45,572,570	45,572	4,302,802	4,303	47,712,483	(52,914,089)	(4,907,710)

Conversion of
Common B to A											1,000,000	1,000	(1,000,000)	(1,000)			-

Conversion of debt
to common A											31,697,010	31,697			439,678		471,375

Common stock
issued for services
cancelled											(1,750,000)	(1,750)			1,750		-

Common stock
issued for services											7,459,240	7,459			132,662		140,121

Exercise of warrants											7,325,000	7,325			15,425		22,750

Retirement of
preferred stock			(86)	(244,021)											1,679,785	(174,606)	1,261,158

Sale of preferred stock					132.5		84	-							1,365,000		1,365,000

Net loss																(2,189,746)	(2,189,746)

Balance -
December 31, 2006	155	$-	-	$-	133	$-	84	$-	-	$-	91,303,820	$91,303	3,302,802	$3,303	$51,346,783	$(55,278,441)	$(3,837,052)

Sale of preferred stock					225	-			300	-					5,250,000		5,250,000

Covertion of notes and
accounts payable to stock					331.1	-	55	-			7,594,807	7,595			4,088,275		4,095,870

Common stock
issued for services
cancelled											(1,000,000)	(1,000)					(1,000)

Exercise of warrants											1,805,750	1,806	4,200,000	4,200	48,272		54,278

Issuance of stock for
acquisitions											2,669,771	2,670			10,515,543		10,518,213

Stock and warrants issued for
services											5,335,000	5,335	22,500,000	22,500	13,084,515		13,112,350

Conversion of common
B for Common A											2,440,000	2,440	(2,440,000)	(2,440)			-

Equity issuance costs															(552,000)		(552,000)

Net loss																(21,820,967)	(21,820,967)

Preferred stock accretion															174,666		174,666

Balance -
December 31, 2007	155	$-	-	$-	689	$-	139	$-	300	$-	110,149,148	$110,149	27,562,802	$27,563	$83,956,054	$(77,099,408)	$6,994,358

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net loss	$(21,230,186)	$(1,736,247)
Adjustment to reconcile net loss to net cash provided by
(used) in operating activities
Amortization of discount on convertible debt	-	225,972
Issuances of shares and warrants for services	13,112,350	177,308
Amortization	41,164	-
Depreciation	47,607	7,497
Derivative instrument income	-	(468,892)
Gain on extinguishment of debt	-	(571,590)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	72,090	(28,833)
(Increase) decrease in accounts receivable - related party	(346,515)	-
(Increase) decrease in prepaids	(394,600)	4,851
(Increase) decrease in deposits	(27,500)	-
Increase (decrease) in accounts payable and accrued expenses	3,383,086	(121,688)
Increase (decrease) in deferred compensation	(368,410)	186,952
Increase (decrease) in deferred revenue	168,591	(6,636)

Net cash used by operating activities	(5,542,322)	(2,291,307)

Cash flows from investment activities
Purchase of property and equipment	(152,253)	(2,825)
Increase in restricted cash	(316,934)	50,000
Net cash (used) provided by investing activities	(469,187)	47,175

Cash flows from financing activities
Proceeds from sale of preferred stock	5,250,000	1,365,000
Equity issuance costs	(552,000)	-
Proceeds on and redemption of convertible notes	-	1,666,500
Proceeds from exercise of common stock warrants	54,278	22,750
Proceeds from promissory notes	3,334,771	-
Payments made on notes payable	(330,319)	-
Payments on and redemption of convertible notes	-	(969,833)
Cash portion of JRM acquisition price	(25,000)
Funds obtained through acquisitions	305,775
Net cash provided by financing activities	8,037,505	2,357,417

Increase in cash and cash equivalents	2,025,996	$113,285

Beginning cash and cash equivalents	135,046	21,761

Ending cash and cash equivalents	2,161,042	$135,046

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 – NATURE OF OPERATIONS

The Amacore Group, Inc. (Amacore or the Company) was founded over 10 years ago and began selling memberships in our discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmologic (a medical doctor specializing in eye care) panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans the benefits of including such a plan in their products. We sold the plan on a retail only basis for many years proving that the general public did desire to have a vision plan with their medical coverage.  Once proof of concept became a reality, we shifted our emphasis to marketing our plan to marketers of health benefit plans. Marketing programs on a retail basis requires a broad national marketing staff which we were not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis. During the period during which we were transitioning to and building our wholesale network, revenues decreased and losses increased.  We continued to market the plan on a retail basis with less emphasis and devoted most of our time to the continued development of our wholesale network and developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision (without a vision medical component), and prescription drugs.  Those contracts did not produce a substantial amount of revenue but served to establish Amacore as having a product capable of not only servicing the needs of the general public, but servicing the marketers of other healthcare programs as a lead generator for their agents.  It also served to position us with marketers of other healthcare programs in such a way as to attract those marketers to The Amacore Group from a management perspective.  We then initiated activity designed to increase the scope of our product line; increase our distribution channels for our product line and increase our ability to generate sales leads for our distribution channels.  Integral to these goals was the hiring of executive personnel, experienced in the design and marketing of various types of healthcare programs ranging from discount programs to insured components.  Additionally, it was important for us to further develop the free eye exam component of our vision plan so that this component could serve as a sales lead generator for a wide range of other healthcare products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Amacore and its wholly-owned subsidiaries LBI, Inc. (LBI), LifeGuard Benefit Services, Inc. (LifeGuard) and JRM Benefits Consultants, LLC (JRM).  Intercompany balances and transactions have been eliminated in consolidation.

On October 12, 2007, the Company completed the acquisition of 100% ownership of LifeGuard through a stock-for-stock merger between LifeGuard and the Company’s wholly owned subsidiary, LBS Acquisition Corp. On September 1, 2007, the Company completed the acquisition of 100% ownership of JRM Benefits Consultants, LLC (JRM) through a stock-for-stock merger.  Both acquisitions have been accounted for using the purchase method of accounting. Operating results of JRM and LifeGuard are included within the Company’s consolidated statement of operations beginning September 1, 2007 and October 9, 2007, respectively. Acquisitions are discussed in more detail in Note 3.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform with the 2007 presentation. Such reclassification includes $15,642 of commission expense reclassified from operating expenses to cost of goods sold.

Industry Segment

The products offered and operational activities of JRM and LifeGuard are similar in nature to the Company’s activities.   Management has not reported these entities as separate reporting segments for 2007 since in management’s opinion they are managed collectively.  The Company’s subsidiary LBI had immaterial activity during 2007 and 2006; accordingly, LBI has not been considered a reportable segment since in management’s opinion the results of LBI Inc’s operations are not used in decision making relating to the allocation of resources and in the assessment of the Company’s overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Pursuant to the merger agreement between the Company and LifeGuard, the Company deposited $316,935 into escrow to be used for the settlement of an Internal Revenue Service liability currently in negotiation and expected to be resolved during fiscal 2008.

Inventory

Inventory includes raw materials used in fulfillment of member packages, including paper, print materials, toner cartridges, etc.  Inventory on hand is valued at the lower of cost or market value using the First-In First-Out valuation method.

Software Development Costs

The Company has adopted Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software begins as software is ready for its intended use. The Company has capitalized software development costs in accordance with SOP 98-1 and is amortizing those costs over an estimated useful life of three years.

Intangible assets

Intangible assets consist primarily of intellectual property. Effective January 1, 2004, in accordance with SFAS 142 “Goodwill and Other Intangibles”, intangible assets with an indefinite life, namely goodwill, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of three (3) to twenty (20) years. Intangible assets with indefinite lives are not amortized and will be reviewed for impairment yearly or at such time of a change in a circumstance or event that would indicate that the carrying amount may be impaired, should this occur prior to the yearly review.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. The Company has designated October 1 as the annual impairment assessment date.  There were no impairment losses recorded for the years 2007 and 2006.

Concentration of Credit Risk

For the year ended December 31, 2007, LifeGuard’s revenue of $3,191,255 represented approximately seventy-four (74) percent of total consolidated revenue of $4,320,861. Of LifeGuard’s revenue, approximately seventy-five (75) percent or $2,790,075 was derived through one (1) call center, US Heath Benefits Group, that markets LifeGuard products.  On March 31, 2008, the Company eliminated this risk by its acquisition of US Heath Benefits Group (see Subsequent Events).

Advertising Costs

The Amacore Group charges its non-direct response advertising costs to expense as incurred. During 2007 and 2006, advertising costs were $42,755 and $0, respectively.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with the Rules and Regulations of the Securities and Exchange Commission require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, if any, and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, the expected volatility of common stock, and the fair value of common stock and options issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Revenues and Commissions Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” , revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. In addition, we have reviewed the reporting requirements discussed in EITF 99-19 entitled “Reporting Revenue Gross as a Principal versus Net as an Agent”, issued by the Financial Accounting Standards Board, and have determined that revenue from the sale of a number of our bundled products sold through contracts with vendors should be reported on a gross basis. The Company’s main source of revenue during the year ended December 31, 2007 was from the sales of bundled discount benefits with added insurance components that have a monthly renewal period.  This revenue is recorded as earned.  We record a provision for estimated refunds, returns, and allowances which are computed based upon prior actual history of refunds, returns, and allowances.  Commission expense associated with this revenue is recorded at the time of sale and is adjusted for refunds, returns, and allowances.   Revenue of $4,188,084 was from the sale of the Company’s programs with an estimate for membership refunds and returns of approximately $19,442.  Another component of revenue consists of straight commissions with no direct expense or ultimate risk related to this type of revenue generation.  Commission revenue during 2007 was $108,787.  During 2006, revenues were generated primarily from membership fees and were recognized over the life of the memberships which generally are one year from the month after a member signs up for the program.  Also during 2006, the Company sold two (2) and three (3) year memberships which the revenues were and, still are, amortized over the life of these memberships.  During 2007, these revenues are immaterial.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. As of December 31, 2007 and December 31, 2006, the allowance for uncollectible accounts was $0.

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

Prepaid Expenses

Prepaid expenses increased $946,023 to $1,023,798 as of December 31, 2007.  This increase is attributable to LifeGuard’s deferred commission expenses.  Commissions are paid at time of sale but are amortized to expense over the membership contractual term.

Stock-Based Compensation

Effective January 1, 2006, we were required to adopt Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment” (SFAS 123R) which replaces SFAS 123 and SFAS 148, and supersedes Accounting Principles Board (APB) Opinion No. 25 “ Accounting for Stock Issued to Employees”.  SFAS 123R requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods and services from either employees or non-employee be recognized in the financial statements as the goods are received or when the services are rendered. That cost will be measured based on the fair value of the equity instrument issued. We will no longer be permitted to follow the previously-followed intrinsic value accounting method that APB 25 allowed which resulted in no expense being recorded for stock option grants where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant and further permitted disclosure-only pro forma compensation expense effects on net income.  SFAS 123R now applies to all of our existing outstanding unvested share-based stock option/warrant awards as well as any and all future awards. We have elected to use the modified prospective transition as opposed to the modified retrospective transition method such that financial statements prior to adoption remain unchanged. The Black-Scholes model will continue to be our method of compensation expense valuation.

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.  The resulting discount to the redemption value of convertible preferred securities is accreted through periodic charges to dividends over the term of the instrument using the Effective Interest Rate Method.  In June 2006 the Company redeemed the convertible debt that had been identified as derivative financial instruments and recognized a Gain on Extinguishment of Debt of $493,695. No convertible debt instruments were issued during the year ended December 31, 2007.

Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Model.

Other convertible instruments that are not derivative financial instruments are accounted for pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” by recording the intrinsic value of the embedded conversion feature (ECF) as a discount from the initial value of the instrument and accreted back to face value over the term of the instrument using the effective interest rate method.

Income Taxes

The Amacore Group has adopted Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes”.  The Amacore Group has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.  See note 6.

Loss Per Common Share

Basic loss per common share was computed using (a) as the numerator, net loss adjusted for preferred stock dividends and accretions and (b) as the denominator, the weighted average number of shares outstanding during the periods presented. Since the Company has a reported net operating loss, diluted loss per common share is considered to be the same as basic loss per common share since the effects of convertible securities and common stock option equivalents, if included in the earnings per share calculation, would have the effect of reducing the loss per common share.

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

In December 2007, the FASB issued SFAS 160 " Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51'' (``SFAS 160''). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007) "Business Combinations'' (``SFAS 141R''). SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Acquisitions

On September 1, 2007, the Company completed the acquisition of 100% ownership of JRM Benefits Consultants, LLC (JRM) through a stock-for-stock merger.  The acquisition allows the Company to market its products through JRM’s outbound telemarketing call center with additional agent distribution channels available to it.

In consideration for the shares of JRM common stock, the Company issued 200,000 unregistered shares of its Class A common stock with a deemed value of $5.00 per share for all outstanding shares of JRM and assumed $287,144 of liabilities.  The agreed-upon acquisition value per the acquisition agreement was $1,000,000. The merger agreement provides for a share adjustment, if necessary, eighteen (18) months from the acquisition’s effective date.  Within the immediate preceding thirty (30) day period prior to the share adjustment date if the Company’s common stock has an average trading price below $5.00 per share, but not less than $2.00 per share, additional shares of the Company’s common stock will be issued such that the aggregate number of shares issued under the terms of the merger agreement has a value equal to the agreed-upon value of $1,000,000.  In the event the Company’s common stock has an average trading price of $5.00 or in excess of $5.00 for the said period, no adjustment shall be made to the amount of common stock previously issued and the previous stock issuance shall be deemed final and not subject to further adjustment.  However, in the event the average common stock price is below $2.00 for the said adjustment period, the Company has the option to terminate this transaction in which event the Company shall return 100% of the shares received from JRM to previous JRM shareholders in the same proportion as held immediately prior to the acquisition. In the event of termination, the Company has the right to receive from the prior JRM shareholders 80% of the Company’s common stock issued as consideration for the purchase price.

The accounting for the below-market guarantee in the above transaction was accounted for based on guidance from EITF Issue No. 97-15, “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination”. The Company recorded $180,000 as the value of the maximum amount of shares that potentially may be issued as it is lower than the targeted value of $1,000,000.  Total recorded acquisition cost was $492,143, which consists of $180,000 share compensation and $287,143 of liabilities assumed and $25,000 of bank overdraft.  As a result of this acquisition, the Company recorded $492,144 of goodwill.

On October 12, 2007, the Company completed the acquisition of 100% ownership of LifeGuard Benefit Services, Inc. (LifeGuard) through a stock-for-stock merger between LifeGuard and the Company’s wholly owned subsidiary, LBS Acquisition Corp.  The acquisition of LifeGuard strategically assists the Company’s vertical integration plan within the health benefits program market, provides new distribution channels, and allows the Company to enhance existing product offerings to the Company’s clients.

In consideration for the merger the Company issued 2.469771 unregistered shares of Class A common stock with a deemed value of $5.00 per share for each share of outstanding LifeGuard common stock as well as assumed LifeGuard’s retained deficit of $3,634,085, for an aggregate purchase price of $15,982,939.  The aggregate number of shares of our Class A common stock issued in connection with this acquisition was 2,469,771 based on an agreed-upon value of $12,348,855. The merger agreement provides for a share adjustment, if necessary, eighteen (18) months from the acquisition’s effective date.  Within the immediate preceding thirty (30) day period prior to the share adjustment date if the Company’s common stock has an average trading price below $5.00 per share, additional shares of the Company’s common stock will be issued such that the aggregate number of shares issued under the terms of the merger agreement has a value equal to the agreed-upon value of $12,348,855.  In the event the Company’s common stock has an average trading price for the said period of $5.00 or more, no adjustment shall be made to the amount of common stock previously issued and the previous stock issuance shall be deemed final and not subject to further adjustment.  However, in the event the average common stock price is below $1.50 for the said adjustment period, the Company has the right to effectively unwind the merger and irrevocably transfer 100% of LifeGuard’s acquired stock to previous LifeGuard shareholders in the same proportion as held immediately prior to the merger.  In addition, the Company has the right to receive from LifeGuard shareholders 80% of the Company’s common stock issued as merger consideration.  As part of the merger agreement, the Company reserved approximately $1,770,000 in cash to pay off certain LifeGuard liabilities and as of December 31, 2007, $316,935 remained in escrow.

Notwithstanding that the merger was completed on October 12, 2007, pursuant to the merger agreement, the effective date of the merger is October 9, 2007, and, accordingly, the results of LifeGuard’s operations from the effective date through December 31, 2007 have been included in the Company’s consolidated income statement.

With regard to the LifeGuard acquisition, the Company is in the process of obtaining fair market values with respect to certain intangible assets, such as customer list and intellectual property, and will reallocate to the appropriate asset categories when completed.  As of December 31, 2007, the Company had unallocated assets of $13,566,020 within the “Other Asset” section of the balance sheet.

The below table shows the amount of purchase price assigned to each major asset and liability captions of the acquired entities.

	LifeGuard	JRM
	As of October 9, 2007	As of September 1, 2007
Fair market value of assets:

Cash	$305,776	$-
Accounts receivable	409,598	-
Inventory	37,814	-
Other assets	663,045	-
Fixed assets	421,806	-
Goodwill	-	492,144
Software	625,000	-
Unallocated intangible assets	13,519,900
Total assets	$15,982,939	492,144
Fair market of liabilities:
Accounts payable	$1,639,839	-
Accounts payable - related party	873,073	-
Accrued expenses	1,712,986	-
Loans and notes payable	271,343	287,144
Deferred revenue	1,147,486
Total liabilities	$5,644,727	$287,144

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the Company assuming the JRM and LifeGuard acquisitions had occurred at the beginning of the respective periods presented. This unaudited pro forma information does not necessarily represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	2007	2006
Revenues	$10,046,285	$4,247,758
Cost of goods sold	2,558,583	1,315,965
Gross Profit	7,487,702	2,931,793

Operating Expenses	29,652,981	5,901,462
Other income/(expense)	9,976	279,556

Net Income (Loss)	(22,155,303)	(2,690,113)
Preferred stock dividend and accretion	(590,782)	(453,498)

Net Income (Loss) available to common stockholders	$(22,746,085)	$(3,143,611)

Basic and diluted loss per share	$(0.19)	$(0.04)

Basic and diluted weighted average number of
common shares outstanding	121,323,322	70,776,762

Additional Acquisition

On March 31, 2008, the Company acquired US Heath Benefits Group (USHBG) (See Note 22 —Subsequent Events), a call center-based marketing company that engages in the marketing of association membership programs and health insurance plans to individuals and families throughout the United States.  USHBG utilizes its proprietary call center software application (LeadMaster) to connect consumers who are searching online for a health care quote with sales agents in one of its multiple call centers.

The consideration for the acquisition is a combination of cash and stock.  The agreed value of the acquisition is $14,300,000 and is payable as follows:

•	Cash at closing $1,140,910
•	1,800,000 unregistered shares of our Class A common stock with a deemed value of $5.00 per share ($9,000,000 equivalent)
•	Deferred cash of $1,609,090 payable in equal installments quarterly in advance over a three year period; and
•
Earn out equal to $2,550,000, being $850,000 per annum based on USHBG attaining an audited net contribution of $2,000,000 (Target Contribution) in each of the next three (3) years.  This amount will be reduced if USHBG does not achieve the Target Contribution or will be increased if it exceeds the Target Contribution.

The purchase agreement provides for a share adjustment, if necessary, eighteen (18) months from the acquisition’s effective date.  Within the immediate preceding thirty (30) day period prior to the share adjustment date if the Company’s common stock has an average trading price below $5.00 per share, additional shares of the Company’s common stock will be issued such that the aggregate number of shares issued under the terms of the merger agreement has a value equal to the agreed-upon value of $9,000,000.  In the event the Company’s common stock has an average trading price for the said period of $5.00 or more, no adjustment shall be made to the amount of common stock previously issued and the previous stock issuance shall be deemed final and not subject to further adjustment.  However, in the event the average common stock price is below $1.50 for the said adjustment period, the Company has the right to effectively unwind the merger and irrevocably transfer 100% of USHBG’s acquired stock to previous USHBG shareholders.  In addition, the Company has the right to receive from USHBG shareholders 80% of the Company’s common stock issued as consideration.

The USHBG group includes three companies:
•	US Healthcare Plans, Inc, a health benefit discount plan marketing company;
•	On The Phone, Inc., a consulting company that receives overrides on all Health Care Sales; and
•	US Health Benefits Group, Inc., a health benefit plan marketing company.

USHBG’ largest partner is LifeGuard and USHBG markets LifeGuard’s DirectMed association membership program, which currently generates approximately $1,000,000 a month in revenues for LifeGuard, resulting in approximately in $500,000 per month in revenue for USHBG.

NOTE 4 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the years ended December 31, 2007 and December 31, 2006.

	2007	2006

Conversion value of note payable and interest to preferred stock	$3,916,000	$-

Common stock and warrants issued for compensation and consideration	$13,112,350	$140,111

Preferred stock dividends and discount accreted to retained earnings	$590,781	$453,498

Conversion value of notes payable and interest to common stock	$174,463	$471,375

Payment of accounts payable and accrued expenses with common stock	$14,552	$-

Common shares issued for acquisition	$10,518,213	$-

NOTE 5 - INCOME TAXES

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement” No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s unaudited condensed consolidated financial statements.

For the years ended December 31, 2007 and 2006, the temporary differences between book income and taxable income consisted of the deferred compensation.  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 38.5 percent.  The Amacore Group has had continued operating losses since inception and the prospect for utilization is remote therefore, no deferred tax liabilities or assets have been recorded.

Income taxes for the years ended December 31, 2007 and 2006 differs from the amounts computed by applying the effective income tax rate of 38.5 percent to income before income taxes as a result of the following:

	2007	2006
Computed tax (benefit) expense at the statutory rate of 38.5%	$8,153,119	$(587,000)
Change in deferred tax valuation	(8,153,119)	587,000
Current income tax expense (benefit)	$-	$-

Temporary differences that give rise to deferred tax assets and liabilities:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$27,502,170	$20,487,000
Allowance for sales returns	7,516	-
Reserve for commission reversal	4,275	-
Provision for litigation costs	1,170,796	-

Gross deferred tax asset	28,684,758	20,487,000

Deferred tax liabilities:
Depreciation of fixed assets	44,638	-
Gross deferred tax liability	44,638	-

Deferred tax asset - net	28,640,119	20,487,000
Valuation allowance	(28,640,119)	(20,487,000)
Net Deferred tax asset	$-	$-

As of December 31, 2007, realization of the Company’s net deferred tax assets of approximately $28,640,119 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the year ended December 31, 2007 was $8,153,119.

The Company has a total of $63,333,482 of net operating losses available to be offset against future taxable income and that begin to expire between 2011 and 2027.

NOTE 6 - DUE TO (FROM) STOCKHOLDERS/EMPLOYEES

Due to stockholders/officers included the following:

	2007	2006

Receivables	$(9,133)	$-
Deferred Compensation	602,344	970,753
Net due	$593,211	$970,753

NOTE 7 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	2007	2006

Accounts receivable	470,049	$54,756
Less allowance for uncollectible accounts	-	-
Total	470,049	$54,756

For the years ended December 31, 2007 and 2006, amounts expensed to bad debt were $0 and $5,167, respectively.

NOTE 8 – FIXED ASSETS, NET

Fixed assets, net of accumulated depreciation, consist of the following:

	2007	2006

Furniture & Equipment	$503,470	$105,893
Printing Equipment	7,341	-
Leasehold Improvements	39,932	-
	550,743	105,893
Less accumulated depreciation	(132,387)	(84,780)

Total	$418,356	$21,113

Depreciation expense for the years ended December 31, 2007 and 2006 was $47,607 and $7,496, respectively.

NOTE 9 – INTANGIBLE ASSETS, NET

	2007	2006
Software	$625,000	$-
Website development costs	83,250	-
	708,250	-
Less accumulated amortization	(41,164)	-
	$667,086	$-

Amortization expense for the years ended December 31, 2007 and 2006 was $41,164 and $0, respectively.  The below table details the estimated amortization expense for each of the next five (5) fiscal years.

2008	$65,446
2009	178,533
2010	175,064
2011	113,087
2012	-
$532,130

NOTE 10 - UNALLOCATED ASSETS

As of December 31, 2007, unallocated assets of $13,566,020 pertain to intangible assets acquired as part of the acquisition of LifeGuard. The Company is in the process of obtaining fair market values with respect to all such assets and will reallocate to the appropriate asset categories when completed.

NOTE 11 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of December 31, 2007 and 2006:

	2007	2006

Promisory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	$532,500	$532,500

Convertible promisory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	122,000	702,000

Promisory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through June 2008	40,000	175,000

Convertible promisory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2007	357,000	392,500

Promisory notes payable to investors and shareholders; bearing interest of 1.53% per annum; due through June 2004, increasing to 15% thereafter, currently in default	114,950	114,950

Revolving consumer credit cards	228,557	-

Promissory notes payable to related parties (at call @ 0% int pa)	19,523	-

Total notes and loans payable	$1,414,530	$1,916,950

As of December 31, 2007 and December 31, 2006, all notes and loans payable were classified as current maturities.

NOTE 12—PREFERRED STOCK

In August 2004, the Company raised a total of $602,000 from the sale of (a) 86 shares of Mandatory Convertible Series C, six percent (6%) Cumulative, Preferred Stock, par value $0.001 per share (Series C Preferred Stock) and (b) detachable warrants to acquire 400,000 shares of Class A common stock at a strike price of $2.40 per share over a term of five years (the Warrants).

Each share of Series C Preferred Stock was to be converted at any time until July 30, 2006, when conversion became mandatory. At the time of conversion, each share would have been deemed to have a value of $10,000 and convertible into Class A common stock at the lesser of $2.88 per common share or seventy-five percent (75%) of the lowest closing bid price during the five days immediately prior to the conversion. As part of the agreements with these two entities, the Company agreed to register shares which were issuable upon the conversion of the Warrants and the Series C Preferred Stock. In addition, for each share of Series C Preferred Stock purchased by them, they had the right to purchase up to one percent (1) of the issuances of equity securities issued under subsequent funding transactions.

The embedded conversion feature on the Series C Preferred Stock and the Warrants were required to be carried separately as derivative liabilities because physical or net-share settlement under these contracts is not within the control of the Company. Further, since proceeds from the sale of Series C Preferred Stock and Warrants were less than the fair values of the embedded conversion feature of the Series C Preferred Stock ($1,071,782) and the Warrants ($976,000), the amount received was allocated to the embedded conversion feature, immediately followed by charges to derivative instrument expense in the amounts of $0 and $976,000 to increase the derivative instruments to fair value.

As a result of the aforementioned allocation, the Series C Preferred Stock had no initial carrying value, but it was to be accreted to its redemption value of $860,000 through periodic charges to retained earnings over the period through the redemption date. Accretions on the Series C Preferred Stock amounted to $590,781 and $453,498 during the years ended December 31, 2007 and 2006, respectively.

In July 2006, pursuant to a Preferred Stock Purchase and Exchange Agreement with VICIS Capital Master Fund (Vicis), The Company exchanged 86 shares of its Series C Preferred Stock held by Vicis and having a maturity date of July 30, 2006, for 86 shares of a newly-created six (6) percent Series D Mandatory Convertible Preferred Stock, convertible into Class A common stock of the Company at a price of $.01 per share and having a maturity date of July 15, 2011 (Series D Preferred Stock). In addition, Vicis purchased for approximately $840,000, 84 shares of a newly-created six (6) percent Series E Mandatory Convertible Preferred Stock, convertible into Class A Common Stock of the Company at a price of $.02 per share and having a maturity date of July 15, 2011 (Series E Preferred Stock). Holders of such preferred stock series may be converted into the Company’s Class A common stock at their respective convertible prices at any time after July 11, 2008.

The Company at its option may call for redemption of all  the Series E Preferred Stock at any time, provided (a) the closing trading price of the Class A common stock exceeds $0.50 per share (as quoted on the principal exchange, including for this purpose, the Nasdaq National Market on which it is then listed, or if it is not so listed, the closing bid price per share for such stock, as reported by Nasdaq, the OTC Bulletin Board, the National Quotation Bureau, Incorporated or other similar service which regularly reports closing bid quotations for such stock) for 15 trading days during any 20-trading day period; and (b) there is at the time of the call for redemption by the Corporation, and has been for the period specified in (a) above preceding such call, an effective registration statement covering the resale of the shares of Class A common stock underlying the Series E Preferred Stock. The Company shall effect any redemption of the Series E Preferred Stock by paying in cash in exchange for each share of Series E Preferred Stock to be redeemed a sum equal to 150% of the stated value of such shares of Series E Preferred Stock plus all accruing dividends accrued but unpaid thereon, whether or not declared, with respect to such share.

On January 30, 2007 and March 28, 2007, the Company issued 75 shares and 150 shares, respectively, of its Series D Preferred Stock to Vicis for $750,000 and $1,500,000, respectively. The shares of Series D Preferred Stock, which are convertible into common stock of the Company at a conversion price of $0.01 per share at any time after January 31, 2009 and March 28, 2009, respectively.

In January 2007, the Company raised $750,000 by issuing another 75 shares of Series D Preferred Stock to Vicis; another $1,500,000 by issuing an additional 150 shares of the Series D Preferred Stock  to Vicis, and on April 1, 2007, raised $3,300,000 through the issuance of a mandatory convertible promissory note to Vicis, which, along with accrued interest of four (4) percent, was converted into 331.1 shares of Series D Preferred Stock on May 1, 2007.  The Company has the right to redeem ninety (90) percent of the 331.1 shares during the period ending December 31, 2007.

Series D Preferred Stock and Series E Preferred Stock are entitled to receive dividends payable on their respective stated values at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter. Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds of the Corporation legally available for the payment of dividends.  The accumulation of unpaid dividends shall bear interest at a rate of six (6) percent per annum.  Series D and Series E accrued dividends and accrued interest on accrued dividends were $352,715 and $75,600, respectively and $7,361 and $2,796, respectively, as of December 31, 2007.

In connection with Series D Preferrec Stock and Series E Preferred Stock issuances, the Company recorded an aggregate beneficial conversion feature of $6,410,000 associated with Series D Preferred Stock and $970,000 associated with Series E Preferred Stock.  The resulting discounts are accounted for as a return to the preferred shareholders over the minimum period from the date of issuance to the date at which the preferred shareholders can exercise the conversion feature, using the effective yield method. Accretion recognized as of December 31, 2007 and December 31, 2006 was $174,666 and $19,013, respectively.

In November 2007, the Company issued 300 shares of its Series G Mandatory Convertible Preferred Stock to (Series G Preferred Stock) Vicis for $3,000,000.  Shares of Series G Preferred Stock, which have a maturity date of July 15, 2011, and are convertible into Class A common stock of the Company at a conversion price equal to $5.00. Series G Preferred Stock is entitled to receive dividends payable on the stated value of the Series G Preferred Stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter. Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds of the Corporation legally available for the payment of dividends.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  Accrued dividends and accrued interest on accrued dividends was $41,425 and $0, respectively, as of December 31, 2007.

Upon the second anniversary of the issuance of the Series G Preferred Stock, if the current market price is less than the conversion price of $5.00, the Series G Preferred Stock conversion price shall be reduced, but in no event increased, to such market price.  If the conversion price is reduced below $1.50 as a result of the aforementioned, the Company may at its option elect to call for redemption all the shares of Series G Preferred Stock outstanding at price equal to one hundred fifty percent (150%) of the stated value of such share less all dividends paid thereon.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, and before any junior security of the Company, the holders of preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the stated value of holder’s respective preferred stock series plus the aggregate amount of accumulated but unpaid dividends on each share of preferred stock.  If, upon a liquidation event, the assets of the Company are insufficient to permit payment in full to such holders of the aggregate amount that they are entitled to be paid by their respective terms, then the entire assets, or proceeds thereof, available to be distributed to the Company’s stockholders shall be distributed to the holders of the preferred stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.

NOTE 13 - COMMON STOCK

In December 2007, the Company received approval from its shareholders, to increase its authorized shares from one billion (1,000,000,000) shares to one billion five hundred million (1,500,000,000) shares. The authorized shares for its Class A common stock was increased from eight hundred sixty million (860,000,000) shares to one billion three hundred sixty million (1,360,000,000) shares; the authorized shares for its Class B common stock remained at one-hundred twenty million (120,000,000) shares and the authorized shares for its preferred stock remained at twenty million (20,000,000) shares.  On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes.

NOTE 14 - WARRANTS

During the years ended December 31, 2007 and 2006, the Company issued warrants to purchase an aggregate of 24,165,000 and 13,949,000 shares of common stock, respectively.  At December 31, 2007 there were 20,452,850 and 7,965,000 warrants outstanding to purchase Class A and Class B common stock, respectively, exercisable at varying prices through 2012.  The following table summarizes this warrant activity:

	Class A Warrants

	2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	5,147,000	$0.48	3,092,428	$1.00
Warrants issued	17,700,000	0.27	9,749,000	0.06
Warrants cancelled or expired	(588,400)	0.25	(369,428)	2.57
Warrants exercised	(1,805,750)	0.02	(7,325,000)	0.01
Warrants outstanding, end of year	20,452,850	$0.35	5,147,000	$0.48

	Class B Warrants

	2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	5,700,000	$0.09	1,500,000	$0.16
Warrants issued	6,465,000	0.50	4,200,000	0.01
Warrants cancelled or expired	-	-	-	-
Warrants exercised	(4,200,000)	0.01	-	-
Warrants outstanding, end of year	7,965,000	$0.44	5,700,000	$0.05

The following table summarizes both Class A and Class B outstanding warrants as of December 31, 2007; all warrants are immediately exercisable:

Exercisable and Outstanding Warrants
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life in Years
$0.01	762,850	2.38
$0.03	6,000,000	4.24
$0.05	15,000	0.16
$0.10	350,000	3.32
$0.15	200,000	1.55
$0.16	2,375,000	2.35
$0.21	200,000	0.22
$0.30	3,700,000	4.23
$0.32	50,000	4.71
$0.50	13,465,000	4.93
$1.25	900,000	2.21
$2.40	400,000	1.61
	28,417,850

During 2007, the Company issued 24,165,000 warrants to directors, employees and consultants for services.  The warrants were valued using the Black-Scholes Option Model with a volatility ranging between 223% and 245%, a risk free interest rate ranging between 3.49% and 4.52% and a life of five years and a zero dividend rate.  This resulted in a compensation expense of approximately $7,838,850 for the year ended December 31, 2007.  Black-Scholes Option Model assumptions used to value warrants issued during the year ended December 31, 2006 include a volatility of 249%, a risk free interest rate of 5.10%, a life of five years and a zero dividend rate.  This resulted in a compensation expense of $206,000 for the year ended December 31, 2006.  All warrants issued during 2007 and 2007 were immediately exercisable; and, accordingly, the compensation expense was recognized at the date of issuance.

The total intrinsic value of warrants exercised during the year ended December 31, 2007 and December 31, 2006 was $2,263,338 and $2,361,000, respectively.  The total intrinsic value of warrants outstanding as of December 31, 2007 and December 31, 2007 was $4,372,404 and $91,428, respectively.

NOTE 15 - EARNINGS (LOSS) PER SHARE

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

The following is the computation of basic and diluted net earnings (loss) per common share for the years ended December 31, 2007 and 2006:

	2007	2006

Numerator:
Net loss	$(21,230,186)	$(1,736,247)
Less preferred stock dividend and accretions	(590,781)	(453,498)

Net loss applicable to common stockholders	$(21,820,967)	$(2,189,745)

Denominator:
Weighted average basic and fully diluted shares outstanding	119,654,979	68,306,991

Net earnings per common share - basic and diluted
	$(0.18)	$(0.03)

During the years ended 2007 and 2006, the effect of outstanding exercisable warrants, convertible debt, and convertible preferred stock were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.  Weighted average shares outstanding include both Class A and Class B common stock. There is no difference between the dividend rights and earnings allocation of Class A and Class B common stock.  As of December 31, 2007 and December 31, 2006, 28,417,850 and 10,874,000, respectively, of warrants that were exercisable have been excluded as they were anti-dilutive.

NOTE 16 - STOCK OPTION PLAN AND OTHER EQUITY AWARDS

The 1997 Stock Option Plan (Plan) is administered by the Board of Directors or a committee thereof and provides for options to purchase 750,000 shares of Class A common stock to be granted under the Plan to employees (including officers), directors, independent contractors and consultants to The Amacore Group.  The Plan authorizes the issuance of incentive stock options (ISOs), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (NQSOs) and stock appreciation rights (SARs).  Consultants and directors who are not also employees of The Amacore Group are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of The Amacore Group or a subsidiary of The Amacore Group, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the common stock at the time of grant. Generally, options shall be exercisable at 20%, per year, and shall be outstanding for ten years. As of December 31, 2007 and 2006, no options have been granted under the Plan.

Equity Awards Issued

The following tables detail the equity awards that were granted during 2007 and 2006 for various purposes, such as employment compensation and for goods and services. The Company’s equity awards consist of both common stock and warrants to purchase common stock. All warrants are exercisable immediately upon date of grant.  In the event warrants are exercised, the Company will issue the corresponding authorized and available common stock.  The contractual term of the warrants issued during the years ended December 31, 2007 and December 31, 2006, was five (5) years.

2007
Grant Date	Award Type	Number of Securities or Underlying Equity Awards	Grant Date Fair Value of Stock (1) and Equity Awards (2)

1/15/2007	Class A Common	3,000,000	$105,000
4/12//2007	Class A Common	60,000	17,900
6/27/2007	Class A Common	200,000	60,000
9/1/2007	Class A Common	35,000	12,600
9/27/2007	Class A Common	100,000	41,000
10/1/2007	Class A Common	1,000,000	490,000
12/6/2007	Class A Common	1,000,000	500,000
		5,395,000	1,226,500

1/31/2007	Class B Common	20,500,000	3,075,000
12/6/2007	Class B Common	2,000,000	1,000,000
		22,500,000	4,075,000

3/26/2007	Class A Warrants	10,525,000	1,207,500
12/6/2007	Class A Warrants	7,000,000	3,430,000
9/30/2007	Class A Warrants	175,000	33,500
		17,700,000	4,671,000

12/6/2007	Class B Warrants	6,465,000	3,167,850

	Total equity awards	52,060,000	$13,140,350

2006
Grant Date	Award Type	Number of Securities or Underlying Equity Awards	Grant Date Fair Value of Stock (1) and Equity Awards (2)

5/6/2006	Class A Warrants	9,749,000	$134,792
6/30/2006	Class B Warrants	4,200,000	71,208
6/26/2006	Class A Common	2,000,000	20,000
6/27/2006	Class A Common	1,000,000	15,000
7/19/2006	Class A Common	3,000,000	84,000

	Total equity awards	19,949,000	$325,000

(1) Fair value of stock awards is based on share price at grant date and Black-Scholes Option Pricing assumptions. See assumptions used to value 2007 and 2006 awards at Note 14.

(2) Represents the grant date fair value, pursuant to SFAS 123R. See also our discussion of share-based compensation under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies".

NOTE 17—FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The carrying amounts of loans and notes payable approximates fair value based on interest rates that approximate market interest rates for these instruments.

Derivative Financial Instruments

The caption derivative financial instruments consists of (a) the embedded conversion feature bifurcated from the 7% Convertible Debentures, (b) the embedded conversion feature bifurcated from the Series C Preferred Stock, (c) the Warrants issued in connection with the Series C Preferred Stock, and (d) Other Warrants. (See Note 12—Redeemable Preferred Stock). In June 2006, the Company redeemed the convertible notes that had been determined to be derivative financial instruments, which resulted in the recording of a Gain on Extinguishment of Debt of $493,695. The Company did not enter into any derivative financial instruments during 2007.

	7%	6%
	Convertible	Convertible	Series C
Embedded Conversion Features:	Debentures	Debentures	Preferred	Sub-Total

Fair value	$-	$-	$-	$-
Fair value adjustments:
Contract inception	$-	$-	$-	$-
End of period	420,401	155,815	(1,019,259)	(443,043)
Total period (income) loss	$420,401	$155,815	$(1,019,259)	$(443,043)

Warrants:			Other
		Warrants	Warrants	Total

Fair value		$-	$-	$-
Fair value adjustments:
Contract inception		$-	$-	$-
End of period		(16,000)	(9,850)	(468,893)
Total period (income) loss		$(16,000)	$(9,850)	$(468,893)

NOTE 18 - COMMITMENTS AND CONTINGENCY

The Amacore Group is committed under several leases of office space through September 30, 2001.   For the years ended December 31, 2007 and 2006, rent expense was approximately $157,537 and $80,156, respectively.

The following is a schedule of future minimum lease payments required under the Company’s various leased offices.

For Year Ended December 31,

2008	$260,979
2009	223,623
2010	215,170
2011	124,039
$823,811

NOTE 19 - LITIGATION AND CONTINGENCIES

As of December 31, 2007, we were involved in various lawsuits, claims or disputes arising in the normal course of business.  The outcome of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows, but cannot be certain.

In addition to various lawsuits, claims or dispute arising in the ordinary course of business, on January 9, 2006, the Company was served with a Summons and Complaint (the Complaint) in an action captioned, "Richard Abrahamson, M.D., Plaintiff vs. The Amacore Group, Inc., F/K/A Eye Care International, Inc., Defendant."  The Complaint, which was filed in The Court of Common Pleas for Hamilton County, Ohio on December 30, 2005, alleged nonpayment by the Company of certain promissory notes and sought damages in the amount of $111,839. The Company believed, at that time, that the plaintiff's records were in error and proceeded to document to plaintiff's counsel full payment of all monies due plaintiff under the promissory notes. Plaintiff's counsel and the Company agreed to extend the Company's time to answer or move with respect to the Complaint for an indefinite period of time in order to provide plaintiff with an opportunity to recheck plaintiff's records. It was the Company's belief that when so rechecked, plaintiff would withdraw the Complaint.

On February 15, 2007, Plaintiff filed an amended complaint in The Court of Common Pleas for Hamilton County, Ohio, Case No. A 0511133, captioned, Richard Abrahamson, Plaintiff vs. The Amacore Group, Inc., F/K/A Eye Care International, Inc. and Clark A. Marcus, Defendants, alleging breach of promissory notes, breach of oral loan agreements, action on account of promissory notes and oral agreements, breach of third party beneficiary contracts, breach of fiduciary duty to issue share certificate upon gift of share to plaintiff, breach of fiduciary duties and unjust enrichment. Actual damages alleged are in excess of $3,900,000, not including interest. An additional $2,400,000 in punitive damages is also claimed. The amended complaint also asserts the right to recover attorney's fees.

While the Company is unable to predict the ultimate outcome of the litigation, after reviewing the amended complaint, the Company believes that neither it nor Mr. Marcus is liable to the plaintiff; they have defenses to each allegations in the amended complaint; and intend to vigorously defend their position and advance appropriate counterclaims.  The ultimate outcome of this litigation cannot be predicted.  If the outcome is not favorable to the Company, it would have a material adverse affect on the Company, its cash flows and financial position.

LifeGuard is named as a defendant in the matter styled Martex Software, Inc. vs. LifeGuard Benefit Services, Inc.  This claim is for an unpaid invoice totaling $442,992.  LifeGuard has consistently maintained that Martex Software, Inc. submitted an invoice that was grossly inflated and rendered in bad faith.  LifeGuard never entered into an agreement to pay Martex Software, Inc. for any time or service past the point of December 22, 2004.  All invoices up to that point were paid in full by LifeGuard.  An offer of $75,000 was made in May 2007 to bring to matter to a close.  This offer was not accepted by Martex Software, Inc.  The court date for this lawsuit has been schedule for October 2008 with mediation to begin in September 2008.

LifeGuard is named as a defendant in the matter styled Planmedica Healthcare Solutions, LLC vs. Protective Life Insurance Company et al.  This claim totals $2,400,000 and is against Protective Life Insurance Company.  Although it was named as a co-defendant, LifeGuard is vigorously contesting that it should not be a party to this litigation as it does not have a contract with the plaintiff.  Management believes that this litigation will not have a material effect on LifeGuard.

On January 30, 2008, the Company’s newly formed wholly owned subsidiary, Zurvita, Inc. (Zurvita) filed for declaratory judgment, Mark Jarvis and Zurvita, Inc. vs. Ameriplan Corp., asking the court to determine the rights of Zurvita and its President, Mark Jarvis to market, sell and compete against AmeriPlan®, a company to which Jarvis was an independent contractor to for the past 14 years.  AmeriPlan® filed their own petition with the court and sought to restrain and prevent Jarvis and Zurvita from soliciting members of Jarvis’s downline sales professionals (and others) to join Zurvita’s sales force.  On March 27, 2008, after a full evidentiary hearing, the 192nd Judicial District Court of Dallas County denied AmeriPlan®’s motion for a temporary injunction against Jarvis and Zurvita.  The court still has to decide on Zurvita’s petition for declaratory judgment.  There is a possibility that the court may declare that Zurvita and Jarvis may be unable to market certain products in direct competition with AmeriPlan® and therefore restrict Zurvita’s product range and potential sales. However, given that Jarvis has no contractual non-compete obligation with AmeriPlan®, Zurvita believes that the court will resolve this matter in its favor.

While the Company believes that all the above lawsuits are without merit and will continue to vigorously defend each suit, the Company has accrued $3,700,000 to cover potential settlements and judgments,and ongoing legal defense costs.

NOTE 20 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained operating losses in recent years.  Further for the year ended December 31, 2007, the Company had negative working capital of $8,149,248, a net loss of $21,820,967 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $77,099,408.  Although these factors raise substantial doubt about the ability of the Company to continue as a going concern, the Company has taken several actions that it believes will allow it to continue as a going concern through December 31, 2008.  Now that the Company has begun to generate substantial revenues, we believe that our current cash resources, together with anticipated revenue, will be sufficient to sustain our current planned operations for the next 12 months. The Company raised $7 million from Vicis Capital in two tranches completed in January 2008 and March 2008.  Although management believes that the Company’s current cash position and anticipated revenue in 2008 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.  The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing.  We can provide no assurance that we will not require additional financing.  Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

NOTE 21 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, the Company had an employment agreement with its Chief Executive Officer, Clark Marcus (CEO).  The agreement, which originally had an expiration date of September 20, 1999, was extended by resolution of the Board of Directors, on February 15, 1996, for a period of five (5) years, originating upon the date the executive commences to receive his full compensation, as provided under the terms of the original employment agreement. On December 6, 2007, the Company entered into a new employment agreement with Mr. Marcus which provides for an initial employment term of six (6) years and which is to be extended until Mr. Marcus receives his full compensation for a consecutive one-year period and continuously thereafter for the remaining term of his contract.  Employment shall be automatically extended at the end of the original term for additional six (6) year terms unless terminated pursuant to the provisions of the employment agreement. As of December 31, 2007 and 2006, a total of $461,702 and $461,702, respectively, of deferred compensation was due to Mr. Marcus. The terms of the employment agreements include annual salary increases and bonuses, to be determined by the Board of Directors.  In addition, to fringe benefits afforded to other senior executives, the Company is obligated to pay premiums for life, travel and accident insurance, with a double indemnity provision, in the amount of five (5) times Mr. Marcus’  compensation, with the beneficiary to be designated by the executive.

During the years ended December 31, 2007 and December 31, 2006, the Company had an employment agreement with James Koenig, Acting Chief Financial Officer.  The agreement originally had an expiration date of February 1, 2001.  The Board of Directors extended this agreement on the same terms as described for its President and Chief Executive Officer.  As of December 31, 2006, the Company had accrued deferred compensation of $505,450 for services performed during the years ended 2006, 2005, 2004 and 2003 by Mr. Koenig.  Mr. Koenig retired as an officer in early 2007 and as a Board of Director in September 2007.  In February 2007, the Company entered into a six-year consulting contract with James Koenig, former Chief Financial Officer of the Company. Terms of the agreement are that Mr. Koenig receives a weekly payment of $2,100 that represents payment of prior years’ deferred compensation and receives compensation for any hours worked for the Company.

On September 13, 2007, the Company entered into a three (3) year employment agreement with its new Chief Financial Officer, Giuseppe Crisafi.

On January 15, 2007, the Company entered into a three (3) year employment agreements with its new President, Jay Shafer, and Senior Vice President of Sales and Marketing, Guy Norberg.

On May 25,, 2007, the Company entered into a three (3) year employment agreement with its Chief Medical Officer, Jerry Katzman.

On September 1, 2007 the Company entered into a three (3) year employment agreement with James F. Reed Jr. and James Mignogna as Senior Vice President of Marketing and Senior Vice President of Operations, respectively, of the Company and its JRM division.

In September 2007, LifeGuard entered into a five (5) year employment agreement with Ty Bruggemann as its President and Amacore’s Senior Vice-President of LifeGuard Division.

LifeGuard markets a membership product which it licenses from DirectMed, a company thirty-three percent (33%) owned by Ty Bruggemann who is the President of LifeGuard.   LifeGuard pays DirectMed a branding fee based on the number of memberships sold.  From the acquisition date of LifeGuard through December 31, 2007, LifeGuard paid DirectMed $60,370 in branding fees.  Accounts payable at December 31, 2007 associated with DirectMed was $535,636. As part of the merger agreement with LifeGuard (See Note 3 - Acquisitions), the Company paid $615,178 to DirectMed for amounts owed to DirectMed from LifeGuard.

At December 31, 2007, LifeGuard had Notes Payable totaling $18,592 (FY2006 $18,592) to LifeGuard Marketing Corporation, a company fifty (50) percent owned by Ty Bruggemann.  This note is not accruing interest.

As part of the acquisition agreement between the Company and JRM, the Company assumed $287,143 of liabilities of which $159,536 and $69,240 represent personal credit card balances and business credit lines, respectively. The Company will continue to pay the monthly required payments for eighteen (18) months and will continue to do so if the eighteen (18) month minimum sales target of JRM is met. The liabilities are personally guaranteed by both James Reed and James Mignogna and are recorded within the Company’s notes and loans payable category of the balance sheet.  As of December 31, 2007, the outstanding balance of said liabilities was $222,403.

NOTE 22 - SUBSEQUENT EVENTS

On January 15, 2008 and March 13, 2008, the Company issued 300 shares and 400 shares, respectively, of its Series G Preferred Stock to Vicis for $3,000,000 and $4,000,000, respectively. Terms are identical to the Series G Preferred Stock terms disclosed in Note 12.

On March 31, 2008, the Company received notice to convert a promissory note in the amount of $350,000 with accrued interest of $53,162 into 4,031,620 shares of Class A common stock.  As of December 31, 2007, the balance sheet included principal and accrued interest of $396,181 relating to this promissory note.

On March 31, 2008, the Company’s acquisition of USHBG, a call center-based marketing company that engages in the marketing of association membership programs and health insurance plans to individuals and families throughout the United States.  USHBG utilizes its proprietary call center software application (LeadMaster) to connect consumers who are searching online for a health care quote with sales agents in one of its multiple call centers.

The consideration for the acquisition is a combination of cash and stock.  The agreed value of the acquisition is $14,300,000 and is payable as follows:

•	Cash at closing $1,140,910
•	1,800,000 unregistered shares of our Class A common stock with a deemed value of $5.00 per share ($9,000,000 equivalent)
•	Deferred cash of $1,609,090 payable in equal installments quarterly in advance over a three year period
•
Earn out equal to $2,550,000, being $850,000 per annum based on USHBG attaining an audited net contribution of $2,000,000 (Target Contribution) in each of the next three (3) years.  This amount will be reduced if USHBG does not achieve the Target Contribution or will be increased if it exceeds the Target Contribution..

The purchase agreement provides for a share adjustment, if necessary, eighteen (18) months from the acquisition’s effective date.  Within the immediate preceding thirty (30) day period prior to the share adjustment date if the Company’s common stock has an average trading price below $5.00 per share, additional shares of the Company’s common stock will be issued such that the aggregate number of shares issued under the terms of the merger agreement has a value equal to the agreed-upon value of $9,000,000.  In the event the Company’s common stock has an average trading price for the said period of $5.00 or more, no adjustment shall be made to the amount of common stock previously issued and the previous stock issuance shall be deemed final and not subject to further adjustment.  However, in the event the average common stock price is below $1.50 for the said adjustment period, the Company has the right to effectively unwind the merger and irrevocably transfer 100% of USHBG’s acquired stock to previous USHBG shareholders.  In addition, the Company has the right to receive from USHBG shareholders 80% of the Company’s common stock issued as consideration.

The USHBG group includes three companies:
•	US Healthcare Plans, Inc, a health benefit discount plan marketing company;
•	On The Phone, Inc., a consulting company that receives overrides on all Health Care Sales; and
•	US Health Benefits Group, Inc., a health benefit plan marketing company.

USHBG’s largest customer is LifeGuard and USHBG markets LifeGuard’s DirectMed association membership program, which currently generates approximately $1,000,000 a month in revenues for LifeGuard, resulting in approximately $500,000 per month in revenue for USHBG.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no changes in or disagreements with accountants on accounting and accounting disclosure in 2007 or 2006.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. This conclusion was based on the material weaknesses identified below with regard to internal controls over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.  However, management’s evaluation referred to herein pertains to Amacore (the Parent Company) and not the newly acquired entities of JRM and LifeGuard as they were acquired in the latter part of 2007 and management’s evaluation of their internal controls is currently in process and as a result the Company is not in position to conclude on its evaluation. Based upon the evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2007 because of a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions.  In addition, the lack of standardization in the financial reporting process of the Company’s subsidiaries increases the risk that financial information is not captured completely and accurately. The Company has developed a plan and is in process of executing the plan to mitigate these material weaknesses, which includes the addition of personnel to the accounting function and the implementation of a new accounting software package that will have system access restrictions based on management defined user roles based on job function.  Upon the implementation of this accounting system that the risk of incomplete and inaccurate reporting of financial information will be mitigated.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC  that  permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth quarter covered by this annual report on Form 10-KSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following is a list of our directors and executive officers:

Name	Age	Position

Clark A. Marcus	66	Chairman, Chief Executive Officer and Director

Jay Shafer	48	President and Director

Giuseppe Crisafi	38	Chief Financial Officer and Director

Jerry Katzman, M.D.	55	Chief Medical Officer and Director

Arnold Finestone	77	Director

William H. Koch, M.D.	69	Director

Sharon Kay Ray	50	Director

Arthur Yeap	52	Director

Clark A. Marcus, one of our founders, has served as Chairman of the Board and Chief Executive Officer since September 1993. He also has served as President since February 1996. Mr. Marcus has been a practicing attorney since 1968 and was senior partner in the New York law firms of Victor & Marcus and Marcus & Marcus.

Jay Shafer was appointed as President in January 2007 and was elected to the Board of Directors in March 2007. Prior to joining the Company, Mr. Shafer was employed by Protective Marketing Enterprises, Inc. (PME) from 1997 to 2006. He served as PME’s Vice President Business Development from 1997 to 2002 and as its Chief Executive Officer from 2002 to 2006. He was Vice President- Financial Services Division of John Harland Company from 1988 to 1997.

Giuseppe (Joe) Crisafi, CPA, was appointed as the Chief Financial Officer and elected to the Board of Directors in September 2007.  During the period of January 2007 to September 2007, Mr. Crisafi provided specialist consulting services to Madison Partners, a public accounting firm in Australia, and has was Vice President of Finance at Lehman Brothers from 2005 to 2007, ran his own consulting practice from 2000 to 2005 and was a Director at KPMG from 1990 to 2000.  Crisafi is a seasoned finance professional with over twenty (20) years international business and M&A experience.  He has his MBA from Columbia University, and is a Certified Public Accountant and a Chartered Accountant.

Jerry Katzman was elected to the Board of Directors in April 2007 and serves as Chief Medical Officer.  Dr. Katzman is an ophthalmologist and the principal founder of Eye Care International, Inc., our predecessor.  He served as its President from 1993 through 1995, before returning to private practice.  Dr. Katzman has continually worked with the Company in various consulting capacities since 1995.

Arnold Finestone has been a member of our Board of Directors since April 2001 and is the audit committee’s financial expert based on his prior experience as serving in executive positions with other corporations.  Mr. Finestone is a business management consultant.  From 1970 to 1988, he was an executive with Dart & Kraft, Inc., serving as President of its Dartco subsidiary, which was engaged in marketing and manufacturing high performance engineering plastics for consumer and industrial uses and Executive Vice President of the Chemical-Plastics Group from 1970 to 1982.  From 1957 to 1970, he was Vice President, Director of Planning, Development and Marketing of Foster-Grant, Inc. Since 1988 to present, Mr. Finestone has served on the Boards of other public companies as well as worked on business ventures.

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

Arthur Yeap has been a member of our Board of Directors since April 2001 and also serves as a member of the audit committee.  Since 1983 Mr. Yeap has been Chief Executive officer of Novo Group, consultants and manufacturers of customer audio and video products for professional use.  He also has been a principal investigator on the staff of the University of California at Berkley, engaged in research for advanced military and consumer uses for the Internet.  From 1996 to 1999, he was Director of Marketing, Consumer Products for ITV Corp.  From 1995 to 1996 Mr. Yeap was Chief Engineer for WYSIWYG networks.

James L. Koenig resigned as director in September 2007, but remained as the Company’s Corporate Secretary. Mr. Koenig had served as a Director since February 2006. Mr. Koenig was Senior Vice President and Chief Financial Officer from February 1996 until August 2004 and served as Acting Chief Financial Officer from August 2004 to May 2007.  Prior to Joining the Company in December 1994, as an independent sales agent, he worked in various accounting and management capacities primarily in the utilities industry.  From 1984 to November 1994, Mr. Koenig was employed by Tampa Electric Company in various executive capacities ranging from Assistant Controller to Director of Audit Services and Director of Regulatory Affairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of our class A common stock to file certain reports of ownership and changes in ownership with the SEC within specified time periods. Officers, directors and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. With respect to the fiscal year ended December 31, 2007, the Company identified each director, officer or beneficial owner of more than 10% of our Class A common stock (reporting persons) that failed to file reports required by Section 16(a) of the Exchange Act as follows: Clark Marcus (Chief Executive Officer) 5 transactions and 5 reports not filed, Jay Shafer (President) 3 transactions and 3 reports not filed, Giuseppe Crisafi (Chief Financial Officer) 2 transactions and 2 reports not filed, Sharon Kay Ray (Director) 3 transactions and 3 reports not filed, William Koch (Director) 3 transactions and 3 reports not filed, Arnold Finestone (Director) 3 transactions and 3 reports not filed, Arthur Yeap (Director) 3 transactions and 3 reports not filed and Jerry Katzman M.D. (Director) 2 transactions and 2 reports not filed. The Company is in the process of working with such reporting persons in order to assist them in filing all outstanding reports and encouraging them to file all future reports on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of our Code of Ethics was filed with our Form 10-KSB for the period ending December 31, 2004. We will provide a copy of our Code of Ethics to any shareholder without charge upon a written request.

Corporate Governance

Meetings and committees of the Board of Directors

Our Board of Directors (the Board) conducts its business through meetings of the Board and through activities of its committees.

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

Audit Committee and Audit Committee Financial Expert

The Board has established an audit committee. Arnold Finestone and Arthur Yeap are the current members of the Audit Committee. The Board has determined that Mr. Finestone is the audit committee financial expert based on his previous experience described above. The audit committee recommends engagement of our independent auditors, is primarily responsible for approving the services performed by the independent auditors and for reviewing and evaluating our accounting principles and our system of internal accounting controls and has general responsibility in connection with related matters.  Since our common stock is not listed for trading on a national securities exchange, but rather quoted on the OTCBB, we are not subject to rules relating to the independence of our directors or audit committee members.

Other Committees

The Board does not have a compensation committee or a nominating committee, the functions of which are performed by the Board.

All of our directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, and all executive officers hold office at the discretion of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our (1) principal executive officer and (2) two most highly compensated executive officers, other than our principal executive officer (collectively, the “named executive officers”) for our last two fiscal years ended December 31, 2007 and December 31, 2006.

Name and principal position	Year	Base Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Bonus ($)	All Other Compensation ($)(4)	Dollar Value of total compensation for the covered fiscal year ($)
Clark A. Marcus, Principal Executive Officer	2007	707,972		2,000,000		24,361	2,732,333
	2006	615,628		51,000		27,327	693,955

Jay Shafer, President	2007	336,446	60,000	2,015,000	5,074		2,416,520
	2006	-		-		-	-

Giuseppe Crisafi, Chief Financial Officer	2007	92,308	14,700	2,507,850	3,044	-	2,542,902
	2006	-	-	-	-	-	-

(1)
Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R.  For a discussion of valuation assumptions, see Note 16 to the financial statements contained in this Annual Report on Form 10-KSB.

(2)
Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R.  For a discussion of valuation assumptions, see Note 14 to the financial statements contained in this Annual Report on Form 10-KSB.

(3)	Mr. Marcus received $594,382 of salary in 2007. The balance of $113,590 was accrued as deferred compensation. In addition, $320,938 of prior year’s deferred salary was paid in 2007.
(4)	All other compensation for Mr. Marcus consists of car allowance and life insurance premiums. The car allowance was $6,000 yer year and the balance life insurance premiums.
(5)	Mr. Marcus received payments of $387,529 in 2006. The balance of $228,099 was accrued as deferred compensation.

Narrative Disclosure to Summary Compensation Table

Clark Marcus serves as the Company’s Chief Executive Officer pursuant to an employment agreement which expires December 6, 2013. The agreement provides for a salary of $707,972 per annum, increased by an amount equal to the greater of fifteen (15) percent of the prior year's salary or the increase in the consumer price index for the Tampa, Florida area, plus a bonus beginning at three percent of our pre-tax profits in any year that our revenues exceed $1,000,000 and increasing up to seven (7) percent of our pre-tax profits in any year that revenues exceed $4,000,000. The actual amount paid to Mr. Marcus, excluding an auto allowance of $6,000, and deferred salary of $320,938, for the year ending December 31, 2007 was $594,382. We may terminate his employment for gross misconduct in the performance of his duties. If Mr. Marcus' employment is terminated within twelve (12) months following a change in control, the Company shall pay to Mr. Clark a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Clark through five (5) full years of compensation from the date of termination.

Mr.  Marcus has entered into agreements with us which provide that, for a period of three (3) years following the termination of his employment, he will not:

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

Jay Shafer serves as the Company’s President pursuant to an employment agreement which expires January 15, 2010.  The agreement provides for a salary of $360,000 per annum, increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Orlando, Florida metropolitan area. A special bonus in the amount equal to one (1) percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 dollars of such profits; plus an additional sum equal to two (2) percent of the Company’s pre-tax profits for all sums over $1,000,000 dollars. In the event Mr. Shafer’s employment is terminated without cause twelve (12) months from a change in control, the Company shall pay to Mr. Shafer a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Shafer through three (3) full years of compensation from the date of termination.

Giuseppe Crisafi serves as the Company’s Chief Financial Officer pursuant to an employment agreement which expires September 31, 2010.  The agreement provides for a salary of $360,000 per annum, increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Orlando, Florida metropolitan area. A special bonus in the amount equal to one (1) percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two (2) percent of the Company’s pre-tax profits for all sums over $1,000,000.  In the event Mr. Crisafi’s employment is terminated without cause twelve (12)  months from a change in control, the Company shall pay to Mr. Crisafi a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Crisafi through three (3) full years of compensation from the date of termination.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth, for each named executive officer, information regarding unexercised warrants as of the end of our fiscal year ended December 31, 2007.  None of the named executive officers own stock that has not vested nor has any outstanding equity incentive plan awards.

Name	Number of Securities or Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date

Clark Marcus	1,000,000	0.16	5/27/2010
Chief Executive Officer

Jay Shafer	1,000,000	0.30	3/26/2012
President	3,500,000	0.50	12/6/2012

Giuseppe Crisafi	250,000	0.30	3/26/2012
Chief Financial Officer	4,965,000	0.50	12/6/2012

(1)	The securities listed in this column consist of unexercised warrants awarded to each named executive officer. The warrants are fully vested and immediately exercisable upon grant.

Payments upon Change in Control

In the event that any of the named executive officers’ employment is terminated within twelve (12) months following a change in control, the Company shall pay to such terminated named executive officer a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to such named executive officer through five (5) full years of compensation from the date of termination.

Compensation of Directors

Messrs. Marcus, Shafer, Crisafi, Koenig and Katzman are employees of the Company and are not paid any separate compensation for serving as directors. They are the only employees who serve as directors.

The following table sets forth information concerning the compensation of each member of our Board of Directors for fiscal year ended December 31, 2007 that is not a named executive officer.

Name	Stock Awards ($)(1)	Option Awards ($)(1)		All other compensation ($)		Total ($)

James Koenig (2)	75,000	147,000	(7)	243,026	(3)	465,026

Jerry Katzman (4)	2,000,000	-		219,903	(5)	2,219,903

Sharon Kay Ray	-	222,000	(6)(7)	-		222,000

William Koch	-	222,000	(6)(7)	-		222,000

Arnold Finestone	-	222,000	(6)(7)	-		222,000

Arthur Yeap	-	222,000	(6)(7)	-		222,000

(1)
The amounts reflected in this column represent the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R.  For a discussion of valuation assumptions, see Note 14 to the financial statements contained in this Annual Report on Form 10-KSB.

(2)
The amounts reflected for Mr. Koenig represent compensation paid to Mr. Koenig for services rendered as Chief Financial Officer through September 2007 and as Secretary.  Mr. Koenig did not receive separate compensation for serving as a director.  Mr. Koenig resigned as a director, effective September 14, 2007.

(3)	Includes salary received as Chief Financial Officer through September 2007 and as Secretary in fiscal year ended December 31, 2007.
(4)
The amounts reflected for Mr. Katzman represent compensation paid to Mr. Koenig for services rendered as Chief Medical Officer of the Company.  Mr. Katzman did not receive separate compensation for serving as a director.

(5)	Includes salary of $214,829 and non-incentive cash bonus of $5,074 received as Chief Medical Officer in fiscal year ended December 31, 2007.
(6)
On March 26, 2007, the Company granted to each non-employee director warrants to acquire 250,000 shares of its Class A common stock exercisable for five years at an exercise price of $0.30 per share.  On December 6, 2007, the Company granted to each non-employee director warrants to acquire 300,000 shares of its Class B common stock exercisable for five years at an exercise price of $0.50 per share.  The warrants are vested when issued and are immediately exercisable.

(7)	As of the end of our fiscal year ended December 31, 2007, the aggregate number of warrants outstanding for each director that is not a that is not a named executive officer is as follows:

Name	Warrants to acquire Class A common stock	Warrants to acquire Class B common stock
James Koenig	-0-	800,000
Jerry Katzman	-0-	-0-
Sharon Kay Ray	350,000	300,000
William Koch	300,000	300,000
Arnold Finestone	350,000	300,000
Arthur Yeap	300,000	300,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2008 regarding the beneficial ownership of our common stock held by each of our named executive officers and directors, individually and as a group, and by each person who beneficially owns in excess of five percent of our common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days (such as warrants and stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.  The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

	Amount and Nature Of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Name (3)	Class A Common Stock (4)	Class B Common Stock	As a % of All Class A	As a % of All Class B

Executive Officers and Directors:
Clark Marcus (5)	6,331,070	6,331,070	5.5%	17.9%
Jay Shafer (6)	6,250,000	-	5.5%	-
Giuseppe Crisafi (7)	5,250,000	4,965,000	4.6%	14.6%
Jerry Katzman, M.D.	6,000,000	6,000,000	5.2%	20.6%
Arnold Finestone (8)	896,390	500,000	0.8%	1.7%
William Koch (9)	892,548	505,000	0.8%	1.7%
Sharon Kay Ray (10)	924,640	524,640	0.8%	1.8%
Arthur Yeap (11)	879,596	500,000	0.8%	1.7%
All officers and directors as a group (8 persons)	27,424,244	19,325,710	20%	39.9%

Other Beneficial Owners:
Patrick McInally	15,000,000	-	13.6%	-

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to beneficially own any shares that such person has the right to acquire within sixty (60) days after March 31, 2008.

(2) Calculated as a percentage of the total number of shares of Class A and Class B common stock issued and outstanding without respect to voting power. Each share of Class B common stock is entitled to five votes per share, as compared to one vote per share of Class A common stock.  The total number of shares of Class A common stock outstanding for purposes of calculating percentage ownership of a person includes the number of shares of Class A common stock beneficially owned by such person.  The total number of shares of Class B common stock outstanding for purposes of calculating percentage ownership of a person includes the number of shares of Class B common stock beneficially owned by such person.  As of March 31, 2008, we had 109,736,748 shares of Class A common stock outstanding and 29,069,055 shares of Class B common stock outstanding, or a total of 138,805,803 shares of common stock outstanding.

(3) Unless otherwise indicated, the address for each individual listed in this column is c/o The Amacore Group, Inc., 1211 North Westshore Boulevard, Suite 512, Tampa, Florida 33607

(4) Each share of Class B common stock is convertible into one share of Class A common stock at the holder’s option. Accordingly, the number of shares of Class A common stock for each person includes the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock beneficially owned by such person (which includes shares of Class B common stock underlying warrants), if any.

(5) Mr. Marcus’ Class A and Class B common stock beneficial ownership includes 1,000,000 shares of Class B common stock underlying warrants which are presently exercisable.

(6) Mr. Shafer’s beneficial ownership Includes 4,500,000 shares of Class A common stock underlying warrants which are presently exercisable.

(7) Mr. Crisafi’s beneficial ownership includes 250,000 shares of Class A common stock underlying warrants which are presently exercisable and 4,965,000 shares of Class B common stock underlying warrants which are presently exercisable.

(8) Mr. Finestone’s beneficial ownership includes 350,000 shares of Class A common stock underlying warrants which are presently exercisable and 300,000 shares of Class B common stock underlying warrants which are presently exercisable.

(9) Mr. Koch’s beneficial ownership includes 300,000 shares of Class A common stock underlying warrants which are presently exercisable and 300,000 shares of Class B common stock underlying warrants which are presently exercisable.

(10) Ms. Ray’s beneficial ownership includes 350,000 shares of Class A common stock underlying warrants which are presently exercisable and 300,000 shares of Class B common stock underlying warrants which are presently exercisable.

(11) Mr. Yeap’s beneficial ownership includes 300,000 shares of Class A common stock underlying warrants which are presently exercisable and 300,000 shares of Class B common stock underlying warrants which are presently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than the transactions described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or executive officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of any class of voting securities;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

In February 2007, the Company entered into a six-year consulting contract with James Koenig, former Chief Financial Officer and Director of the Company. Terms of the agreement are that Mr. Koenig receives a weekly payment of $2,100 that represents payment of prior years’ deferred compensation and receives compensation for any hours worked for the Company.

Mr. Ty Bruggeman serves as our Senior Vice-President – LifeGuard Division.  Mr. Bruggeman also owns a 33% interest in Direct Medical Network Solutions Inc. (DirectMed)  LifeGuard markets a membership product which it licenses from DirectMed.  Pursuant to the license arrangement, LifeGuard pays DirectMed a branding fee based on the number of memberships sold.  From the acquisition date of LifeGuard through December 31, 2007, LifeGuard paid DirectMed $60,370 in branding fees.  Accounts payable at December 31, 2007 associated with DirectMed was $535,636.  Also, pursuant to the acquisition agreement between the Company and LifeGuard, the Company paid $615,178 to DirectMed for amounts owed to DirectMed by LifeGuard.

Pursuant to the acquisition agreement between the Company and JRM, the Company assumed $287,143 of liabilities of which $159,536 and $69,240 represent personal credit card balances used for business purposes and business credit lines, respectively.  The Company will continue to pay the monthly required payments for eighteen (18) months and will continue to do so if the eighteen (18) month minimum sales target is met. The liabilities are personally guaranteed by both James Reed and James Mignogna and are recorded within the Company’s notes and loans payable category of the balance sheet.  As of December 31, 2007, the outstanding balance of said liabilities was $222,403.

Director Independence

During the year ended December 31, 2007, Clark A. Marcus, James L. Koenig (retired September 2007), Giuseppe Crisafi (elected in September   2007) William Koch, M.D., Sharon Kay Ray, Arnold Finestone and Arthur Yeap served as our directors. We are currently traded on the OTCBB. The OTCBB does not require that a majority of the Board be independent.

Exhibit Number		Description	Document Location
2.1		Stock Purchase Agreement by and among the Registrant, JRM and the owners of the equity interests in JRM.	Exhibit 2.1 to the Current Report on Form 8-K filed on September 12, 2007
2.2	(a)	Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 5, 2007	Exhibit 2.1 to the Current Report on Form 8-K filed on October 15, 2007
	(b)	Addendum to Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 9, 2007	Exhibit 2.2 to the Current Report on Form 8-K filed on October 15, 2007
2.3	(a)	Stock Purchase Agreement between the Company, US Health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated March 31, 2008	Exhibit 2.1 to the Current Report on Form 8-K filed on April 4, 2008
	(b)	Addendum to Stock Purchase Agreement between the Company, US Health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated April 3, 2008	Exhibit 2.2 to the Current Report on Form 8-K filed on April 4, 2008
3.1		Certificate of Incorporation, as amended	Exhibit 3.1 to the Current Report on Form 8-K filed on January 18, 2008
3.2		Certificate of Designation of Series A Convertible Preferred Stock	Exhibit 3.3 to Form 10SB12G/A filed on September 18, 2000
3.3		Certificate of Designation of Series C Convertible Preferred Stock	Filed herewith
3.4		Certificate of Designation of Series D Convertible Preferred Stock	Filed herewith
3.5		Certificate of Designation of Series E Convertible Preferred Stock	Filed herewith
3.6		Certificate of Designation of Series G Convertible Preferred Stock, as amended	Exhibit 3.1 to the Current Report on Form 8-K filed on January 18, 2008
3.7		Bylaws	Exhibit 3.2 to Form 10SB12G filed on November 1, 1999
10.1		1997 Stock Option Plan	Exhibit 10.1 to Form 10SB12G filed on November 1, 1999
10.2		Employment Agreement with Clark A. Marcus	Filed herewith
10.3		Employment Agreement with Giuseppe Crisafi	Filed herewith
10.4		Employment Agreement with Jay Shafer	Filed herewith
14.1		Code of Business Conduct And Ethics	Exhibit 14.1 to the Annual Report on Form 10-KSB filed on April 28, 2005
21.1		Subsidiaries of the Company	Filed herewith
31.1		Certification of Clark A. Marcus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2		Certification of Giuseppe Crisafi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1		Certifications of Clark A. Marcus and Giuseppe Crisafi pursuant to Section 906 Sarbanes-Oxley Act of 2002.	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services performed by our principal accountant, Brimmer, Burek & Keelan LLP for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10QSB for our fiscal years ended December 31, 2007 and 2006, and fees billed for other services rendered by Brimmer, Burek & Keelan LLP during such years.

	2007	2006
Audit Fees	$171,578	$96,440
Tax Fees	-	-
All Other Fees	-	-
Total	$171,578	$96,440

Pre-Aproval Policy And Procedures

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

Dated: April 15, 2008	/s/ Clark A. Marcus
Clark A. Marcus
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 14th day of April, 2008 in the capacities indicated.

/s/ Clark A. Marcus
Clark A. Marcus
Chief Executive Officer, President and
Director

/s/ Giuseppe Crisafi
Giuseppe Crisafi
Chief Financial Officer,
Principal Accounting Officer and Director

/s/  William Koch, M.D
William Koch, M.D.
Director

/s/  Sharon Kay Ray
Sharon Kay Ray
Director

/s/ Arnold Finestone
Arnold Finestone
Director

/s/ Arthur Yeap
Arthur Yeap
Director

/s/ Jay Shafer
Jay Shafer
Director

/s/ Jerry Katzman, M.D.
Jerry Katzman, M.D.
Director

Exhibit Index

Exhibit Number	Description

3.3	Certificate of Designation of Series C Convertible Preferred Stock
3.4	Certificate of Designation of Series D Convertible Preferred Stock
3.5	Certificate of Designation of Series E Convertible Preferred Stock
10.2	Employment Agreement with Clark A. Marcus
10.3	Employment Agreement with Giuseppe Crisafi
10.4	Employment Agreement with Jay Shafer
21.1	Subsidiaries of the Company
31.1	Certification of Clark A. Marcus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Giuseppe Crisafi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Clark A. Marcus and Giuseppe Crisafi pursuant to Section 906 Sarbanes-Oxley Act of 2002.