Form 10QSB
period 2008-03-31
AMACORE GROUP, INC.
filed 2008-05-20
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2008:
113,469,915 Class A Common Shares
29,062,802 Class B Common Shares

Transitional Small Business Disclosure Format (Check One):  Yes ☐      No ☒

THE AMACORE GROUP, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Page No.
ITEM 1. Legal Proceedings	25

ITEM 2. Unregistered Sales of Equity and Use of Proceeds	25

ITEM 3. Defaults Upon Senior Securities	25

ITEM 4. Submission of Matters to a Vote of Security Holders	25

ITEM 5. Other Information	25

ITEM 6. Exhibits	26

Signatures	26

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash	$2,824,526	$2,161,042
Restricted cash	566,935	316,935
Accounts receivable (net of $0 allowance
for doubtful accounts in 2008 and 2007, respectively)	496,896	470,049
Non-trade receivables - related party	75,469	64,385
Inventory	37,814	37,814
Prepaid expenses	3,920,234	1,023,798
Deposits	87,814	61,236
Total current assets	8,009,688	4,135,259

Fixed assets (net of accumulated depreciation of $179,367 and $132,387
for 2008 and 2007, respectively)	760,048	418,356

Other assets
Goodwill	492,145	492,144
Intangible assets - net	593,678	667,086
Unallocated assets	13,566,021	13,566,020
Total assets	$23,421,580	$19,278,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,427,449	$2,639,200
Accounts payable - related party	527,930	590,888
Loans and notes payable	1,150,610	1,414,530
Accrued expenses and payroll taxes	4,746,895	5,147,665
Accrued dividends	704,482	479,896
Deferred compensation - related party	561,614	602,344
Deferred revenue	1,660,395	1,409,984
Total current liabilities	11,779,375	12,284,507

Long-Term Liabilities	-	-

Total liabilities	11,779,375	12,284,507

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series A mandatory convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding; aggregate liquidation value of $155,000 as of 3/31/08 and 12/31/07.	-	-
Series D mandatory convertible preferred stock; 689 shares authorized; 689 and 689 shares issued and outstanding as of 3/31/08 and 12/31/07, respectively; aggregate liquidation value of $7,415,556 and $7,306,076 as of 3/31/08 and 12/31/07, respectively.	-	-
Series E mandatory convertible preferred stock; 139 shares authorized; 139 and 139 issued and outstanding, respectively; aggregate liquidation value of $1,490,380 and $1,468,396 as of 3/31/08 and 12/31/07, respectively.	-	-
Series G mandatory convertible preferred stock; 1000 shares authorized; 1,000 and 300 shares issued and outstanding as of 3/31/08 and 12/31/07, respectively; aggregate liquidation value of $10,221,592 and $3,041,425 as of 3/31/08 and 12/31/07, respectively.	1	-
Common Stock A, $.001 par value, 1,500,000,000 shares authorized; 114,674,450 and 110,149,148 shares issued and outstanding as of 3/31/08 and 12/31/07, respectively.	114,674	110,149
Common Stock B, $.001 par value, 120,000,000 shares authorized; 29,062,802 and 27,562,802 shares issued and outstanding as of 3/31/08 and 12/31/07, respectively.	29,063	27,563
Additional paid-in capital	91,452,579	83,956,054
Accumulated deficit	(79,954,112)	(77,099,408)
Total stockholders' equity	11,642,205	6,994,358

Total liabilities and stockholders' equity	$23,421,580	$19,278,865

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,

	2008	2007
REVENUES
Membership fees	$5,065,492	$159,867
Commissions	136,743	-
Marketing fees	254,213	-
Fulfillment	12,885	-
Total revenue	5,469,333	159,867

COST OF SALES
Sales commissions	2,693,843	66,100
Benefit and service cost	131,173	-
Total cost of sales	2,825,016	66,100

GROSS PROFIT	2,644,317	93,767

OPERATING EXPENSES
Depreciation	46,980	2,001
Amortization	66,471	-
Occupancy Rent	90,282	20,698
Consulting	168,575	1,767,927
Payroll and benefits	1,823,253	2,937,025
Professional fees	386,214	73,954
Insurance	105,949	32,340
Travel and entertainment	301,629	111,314
Contract labor	122,546	22,731
Office related expense	107,537	4,359
Utilities	54,875	6,771
Litigation and legal costs	43,818	-
Selling and marketing	1,801,570	47,440
Total operating expenses	5,119,699	5,026,560

Operating loss from operations before other income and expense	(2,475,382)	(4,932,793)

OTHER INCOME (EXPENSE)
Interest income	14,872	-
Interest expense	(35,537)	(29,112)
Loss on conversion of note payable	(98,603)	-
Miscellaneous	1,995	-
Total other income (expense)	(117,273)	(29,112)

Net loss before income taxes	(2,592,655)	(4,961,905)

Income taxes	-	-

Net loss	(2,592,655)	(4,961,905)
Preferred stock dividend and accretion	(317,300)	(41,375)

Net loss available to common stockholders	$(2,909,955)	$(5,003,280)

Basic and diluted loss per share	$(0.02)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	138,595,460	95,289,598

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,

	2008	2007
Cash flows from operating activities
Net loss	$(2,592,655)	$(4,961,905)
Adjustment to reconcile net loss to net cash provided by
(used) in operating activities
Issuances of shares and warrants for consulting services	870,942	4,359,500
Loss on conversion of note payable	98,603	-
Amortization	66,471	-
Depreciation	46,980	2,001
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(28,472)	13,323
(Increase) decrease in accounts receivable - related party	(6,000)	-
(Increase) decrease in prepaid expenses	(2,896,436)	27,113
(Increase) decrease in deposits	(26,575)	-
Increase (decrease) in accounts payable and accrued expenses	(501,032)	(35,781)
Increase (decrease) in deferred compensation	(114,111)	(84,216)
Increase (decrease) in deferred revenue	248,616	403

Net cash used by operating activities	(4,833,669)	(679,562)

Cash flows from investment activities
Purchase of property and equipment	(381,735)	-
Increase in restricted cash	(250,000)	-
Net cash (used) provided by investing activities	(631,735)	-

Cash flows from financing activities
Proceeds from sale of preferred stock	7,000,000	750,000
Proceeds from private placement equity issuance	500	-
Equity issuance costs	(380,000)	(180,000)
Proceeds from exercise of common stock warrants	42,000	31,600
Proceeds from promissory notes	-	4,815,000
Net proceeds from lines of credit	40,445	-
Payments made on notes payable	(15,932)	-
Payments on and redemption of convertible notes	-	(20,000)
Net cash provided by financing activities	6,687,013	5,396,600

Increase in cash and cash equivalents	$1,221,609	$4,717,038

Beginning cash and cash equivalents	2,161,042	135,046

Ending cash and cash equivalents	3,382,651	$4,852,084

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$2,229	$-

Cash paid for taxes	$-	$-
See notes to consolidated financial statements

THE AMACORE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 & 2007

NOTE 1 – NATURE OF OPERATIONS

Nature of Operations

The Amacore Group, Inc. (Amacore or the Company) was founded over 10 years ago and began selling memberships in our discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmologic (a medical doctor specializing in eye care) panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans the benefits of including such a plan in their products. We sold the plan on a retail only basis for many years proving that the general public did desire to have a vision plan with their medical coverage.  Once proof of concept became a reality, we shifted our emphasis to marketing our plan to marketers of health benefit plans. Marketing programs on a retail basis requires a broad national marketing staff which we were not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis. During the period in which we were transitioning to and building our wholesale network, revenues decreased and losses increased.  We continued to market the plan on a retail basis with less emphasis and devoted most of our time to the continued development of our wholesale network and developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision (without a vision medical component), and prescription drugs.  Those contracts did not produce a substantial amount of revenue but served to establish Amacore as having a product capable of not only servicing the needs of the general public, but servicing the marketers of other healthcare programs as a lead generator for their agents.  It also served to position us with marketers of other healthcare programs in such a way as to attract those marketers to The Amacore Group from a management perspective.  We then initiated activity designed to increase the scope of our product line; increase our distribution channels for our product line and increase our ability to generate sales leads for our distribution channels.  Integral to these goals was the hiring of executive personnel, experienced in the design and marketing of various types of healthcare programs ranging from discount programs to insured components.  Additionally, it was important for us to further develop the free eye exam component of our vision plan so that this component could serve as a sales lead generator for a wide range of other healthcare products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instruction to and requirements of Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in The Amacore Group, Inc. annual report on Form 10-KSB for the year ended December 31, 2007.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amacore and its wholly-owned subsidiaries LBI, Inc. (LBI), LifeGuard Benefit Services, Inc. (LifeGuard), Zurvita, Inc. (Zurvita) and JRM Benefits Consultants, LLC (JRM).  Intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The products offered and operational activities of JRM, Zurvita and LifeGuard are similar in nature to the Company’s activities.   Management has not reported these entities as separate reporting segments since in management’s opinion they are managed collectively.  The Company’s subsidiary LBI had no activity during the three months ended March 31, 2008; accordingly, LBI has not been considered a reportable segment since in management’s opinion the results of LBI’s operations are not used in decision making relating to the allocation of resources and in the assessment of the Company’s overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, The Amacore Group considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Pursuant to the merger agreement between the Company and LifeGuard, the Company deposited $316,935 into escrow to be used for the settlement of an Internal Revenue Service liability negotiated and resolved during May 2008.  In addition, $250,000 was deposited during the three months ended March 31, 2008 into escrow pursuant to a contract between LifeGuard and Quality Resources Inc., to be used to guarantee commission payments under that contract.  Assuming there is no claim made on these funds, this amount will be released back to LifeGuard in June 2008 when the escrow arrangement will terminate.

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

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. The Company has designated October 1 as the annual impairment assessment date.  There were no impairment losses recorded for the three months ended March 31, 2008 and 2007.

Concentration of Credit Risk

For the three months ended March 31, 2008, LifeGuard’s revenue of $4,790,731 represented approximately eighty-seven (87) percent of total consolidated revenue of $5,469,333.

Advertising Costs

The Amacore Group charges its non-direct response advertising costs to expense as incurred. During the three months ended March 31, 2008 and 2007, advertising costs were $5,724 and $   0, respectively.

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

Revenues and Commissions Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” , revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. In addition, we have reviewed the reporting requirements discussed in EITF 99-19 entitled “Reporting Revenue Gross as a Principal versus Net as an Agent”, issued by the Financial Accounting Standards Board, and have determined that revenue from the sale of a number of our bundled products sold through contracts with vendors should be reported on a gross basis. The Company’s main source of revenue during the three months ended March 31, 2008 was from the sales of bundled discount benefits with added insurance components that have an annual or monthly renewal period.  This revenue is recorded as earned.  We record a provision for estimated refunds, returns, and allowances which are computed based upon prior actual history of refunds, returns, and allowances.  Commission expense associated with this revenue is recorded at the time of sale and is adjusted for refunds, returns, and allowances.   Revenue of $5,670,348 was from the sale of the Company’s programs with an estimate for membership refunds and returns of approximately $606,137.  Another component of revenue consists of straight commissions with no direct expense or ultimate risk related to this type of revenue generation.  Commission revenue during the three months ended March 31, 2008 was $5,065,492 and $159,867 for the corresponding period in 2007.  During the three months ended March 31, 2007, revenues were generated primarily from membership fees and were recognized over the life of the memberships which generally are one year from the month after a member signs up for the program.  Also during the three months ended March 31, 2007, the Company sold two (2) and three (3) year memberships which the revenues were and, still are, amortized over the life of these memberships.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. As of March 31, 2008 and December 31, 2007, the allowance for uncollectible accounts was $   0 and $   0 respectively.

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

Prepaid Expenses

Prepaid expenses increased $2,896,436 to $3,920,234 as of March 31, 2008 from December 31, 2007.  This increase is attributable to LifeGuard’s deferred commission expenses.  Commissions are paid at time of sale but are amortized to expense over the expected membership life.

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

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.  The resulting discount to the redemption value of convertible preferred securities is accreted through periodic charges to dividends over the term of the instrument using the Effective Interest Rate Method.  No convertible debt instruments were issued during the quarter ended March 31, 2008 nor the year ended December 31, 2007.

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

Income Taxes

The Amacore Group has adopted Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes”.  The Amacore Group has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.  See note 4.

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

NOTE 3 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the three (3) months ended:

	2008	2007

Common stock and warrants issued for compensation	$136,644	$-

Preferred stock dividends and accretion	$317,300	$-

Conversion value of notes payable and interest to common stock	$640,165	$-

NOTE 4 - INCOME TAXES

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

NOTE 5 – INCOME TAXES

As of  March 31, 2008 and December 31, ended March 31, 2008 and 2007, the temporary differences between book income and taxable income consisted of the deferred compensation.  Computation of any deferred tax asset is computed by multiplying these temporary differences by the approximate applicable tax rate of 38.6 percent.  The Amacore Group has had continued operating losses since inception and the prospect for utilization is remote therefore, no deferred tax assets have been recorded.

Income taxes for the three months ended March 31, 2008 and 2007 differ from the amounts computed by applying the effective income tax rate of 38.6% to income before income taxes as a result of the following:

	Mar 31, 2008	Dec 31, 2007
Computed tax (benefit) expense at the statutory rate of 38.6%	$(1,036,040)	$(8,153,119)
Change in deferred tax valuation	1,036,040	8,153,119
Current income tax expense (benefit)	$-	$-

Temporary differences that give rise to deferred tax assets and liabilities:

	Mar 31, 2008	Dec 31, 2007
Deferred tax assets:
Net operating loss carryforward	$28,595,144	$27,502,170
Allowance for sales returns	7,840	7,516
Reserve for commission reversal	4,469	4,275
Provision for litigation costs	1,064,923	1,170,796
Depreciation of fixed assets	3,783	44,638

Gross deferred tax asset	29,676,159	28,729,395

Deferred tax asset - net	29,676,159	28,640,119
Valuation allowance	(29,676,159)	(28,640,119)
Net Deferred tax asset	$-	$-

As of March 31, 2008, realization of The Amacore Group’s net deferred tax assets of approximately $29,676,159 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the three months ended March 31, 2008 was $1,036,040.

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net of accumulated depreciation, consist of the following:

	Mar 31, 2008	Dec 31, 2007

Furniture & Equipment	$736,291	$503,470
Printing Equipment	163,192	7,341
Leasehold Improvements	39,932	39,932
	939,415	550,743
Less accumulated depreciation	(179,367)	(132,387)

Total	$760,048	$418,356

NOTE 7 – INTANGIBLE ASSETS, NET

	Mar 31, 2008	Dec 31, 2007
Software	$625,000	$625,000
Website development costs	83,250	83,250
	708,250	708,250
Less accumulated amortization	(114,572)	(41,164)
	$593,678	$667,086

The below table details the estimated amortization expense for each of the next five (5) fiscal years.

Current	$126,944
2009	$178,533
2010	175,064
2011	113,087
2012	-
$593,678

NOTE 8 – UNALLOCATED ASSETS

As of March 31, 2008, unallocated assets was $13,566,021.  This amount relates to all the assets acquired in the acquisition of JRM on August 31, 2007 and LifeGuard on October 9, 2007.  Assets include all tangible assets such as plant and equipment, fixtures and fittings and non-tangible assets which include customer lists and intellectual property.  The Company is in the process of obtaining fair market values with respect to all such assets and will reallocate to the appropriate asset categories when completed.

NOTE 9 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of March 31, 2008 and December 31, 2007:

	2008	2007

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	$432,500	$532,500

Convertible promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	122,000	122,000

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through June 2008	25,000	40,000

Convertible promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2007; currently in default	7,000	357,000

Promissory notes payable to investors and shareholders; bearing interest of 1.53% per annum; due through June 2004, increasing to 15% thereafter, currently in default	114,950	114,950

Revolving consumer credit cards	269,001	228,557

Capital lease obligation	161,567	-

Promissory notes payable to related parties (at call @ 0% int pa)	18,592	19,523

Total notes and loans payable	$1,150,610	$1,414,530

At the date of issue of each of the convertible notes, the conversion price was equal to or exceeded the stock price at that time of issue, and as such, no intrinsic value was allocated to the embedded option of each note.  As of March 31, 2008, all notes and loans payable were classified as current maturities.

The Company notes that approximately $701,450 of the above listed notes in default are held by investors who have been supporters of the Company over the past years.  The Company is in the process of negotiating a conversion to equity for these notes.  While the Company believes that such a conversion is likely, it cannot assure that this will be the eventual outcome.

Two notes included in the table of above listed notes in default, totaling approximately $385,000, are currently in dispute by the Company.  The Company believes that these notes are not payable but has retained the notes on the balance sheet at March 31, 2008 and will continue to do so until such notes are legally extinguished.

On February 13, 2008, the Company received notice to convert a promissory note in the amount of $100,000 with accrued interest of $44,049 into 1,617,680 shares of Class A common stock which were issued on or about February 13, 2008.

On March 31, 2008, the Company received notice to convert a promissory note in the amount of $350,000 with accrued interest of $53,162 into 4,031,620 shares of Class A common stock which were issued on or about March 31, 2008.

NOTE 10—PREFERRED STOCK

In August 2004, the Company raised a total of $602,000 from the sale of (a) 86 shares of Mandatory Convertible Series C, six percent (6%) Cumulative, Preferred Stock, par value $0.001 per share (Series C Preferred Stock) and (b) detachable warrants to acquire 400,000 shares of Class A common stock at a strike price of $2.40 per share over a term of five years (the Warrants).

Each share of Series C Preferred Stock was to be converted at any time until July 30, 2006, when conversion became mandatory. At the time of conversion, each share would have been deemed to have a value of $10,000 and convertible into Class A common stock at the lesser of $2.88 per common share or seventy-five percent (75%) of the lowest closing bid price during the five days immediately prior to the conversion. As part of the agreements with the purchaser, the Company agreed to register shares which were issuable upon the conversion of the Warrants and the Series C Preferred Stock. In addition, for each share of Series C Preferred Stock purchased by them, they had the right to purchase up to one percent (1) of the issuances of equity securities issued under subsequent funding transactions.

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

In January 2007, the Company raised $750,000 by issuing another 75 shares of Series D Preferred Stock to Vicis; another $1,500,000 by issuing an additional 150 shares of the Series D Preferred Stock to Vicis, and on April 1, 2007, raised $3,300,000 through the issuance of a mandatory convertible promissory note to Vicis, which, along with accrued interest of four (4) percent, was converted into 331.1 shares of Series D Preferred Stock on May 1, 2007.  The Company had the right to redeem ninety (90) percent of the 331.1 shares during the period ending March 31, 2008.  The Company has yet to exercise this right.

Series D Preferred Stock and Series E Preferred Stock are entitled to receive dividends payable on their respective stated values at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter. Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds of the Corporation legally available for the payment of dividends.  The accumulation of unpaid dividends shall bear interest at a rate of six (6) percent per annum.  Series D and Series E accrued dividends as of March 31, 2007 were $456,905 and $96,450 respectively and accrued interest on accrued dividends as of March 31, 2008 were $12,651 and $3,930 respectively.

In connection with Series D Preferred Stock and Series E Preferred Stock issuances, the Company recorded an aggregate beneficial conversion feature of $6,410,000 associated with Series D Preferred Stock and $970,000 associated with Series E Preferred Stock.  The resulting discounts are accounted for as a return to the preferred shareholders over the minimum period from the date of issuance to the date at which the preferred shareholders can exercise the conversion feature, using the effective yield method. Accretion recognized as of March 31, 2008 and March 31, 2007 was $57,566 and $   0, respectively.

In November 2007, the Company issued 300 shares of its Series G Mandatory Convertible Preferred Stock to (Series G Preferred Stock) Vicis for $3,000,000.  Shares of Series G Preferred Stock, which have a maturity date of July 15, 2011, and are convertible into Class A common stock of the Company at a conversion price equal to $5.00. Series G Preferred Stock is entitled to receive dividends payable on the stated value of the Series G Preferred Stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter. Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds of the Corporation legally available for the payment of dividends.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  Accrued dividends and accrued interest on accrued dividends was $86,425 and $ 621, respectively, as of December 31, 2007.  Accretion recognized as of March 31, 2008 and March 31, 2007 was $42,194 and $0, respectively.

The Series G Preferred stock issued 2008 included 45,000,000 detachable warrants that are accounted for under EITF 00-27 and EITF 98-5 as a discount from the preferred stock issued.  The fair value of the warrants were determined using the BlackScholes Option model with a volatility of 212%, risk free rate of 2.78 a five year life and no dividends.  The fair value exceeded the face amount of the Series G Preferred stock and under EITF 00-27, the discount is limited to the face amount and therefore created a discount of $4,000,000 to be accreted back to face as a dividend expense using the effective interest method and an assumed effective interest rate of 131.61%.
On November 7, 2009, if the current market price is less than the conversion price of $5.00, the Series G Preferred Stock conversion price shall be reduced, but in no event increased, to such market price.  If the conversion price is reduced below $1.50 as a result of the aforementioned, the Company may at its option elect to call for redemption all the shares of Series G Preferred Stock outstanding at price equal to one hundred fifty percent (150%) of the stated value of such share less all dividends paid thereon.

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

NOTE 11 - COMMON STOCK

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

NOTE 12 - WARRANTS

During the three months ended March 31, 2008 and 2007, the Company issued warrants to purchase an aggregate of 45,200,000 and $9,625,000 shares of common stock, respectively.  At March 31, 2008 there were 65,437,850 and 7,965,000 warrants outstanding to purchase Class A and Class B common stock, respectively, exercisable at varying prices through 2013.  The following table summarizes this warrant activity:

	Class A Warrants

	2008		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, December 31, 2007	20,127,850	$0.35	7,747,000	$0.33
Warrants issued	45,200,000	0.38	9,625,000	0.13
Warrants cancelled or expired	(15,000)	0.05	(502,000)	0.03
Warrants exercised	(200,000)	0.21	(3,210,000)	0.01
Warrants outstanding, March 31, 2008	65,112,850	$0.37	13,660,000	$0.27

	Class B Warrants

	2008		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, December 31, 2007	7,965,000	$0.44	4,100,000	$0.06
Warrants issued	-	-	-	-
Warrants cancelled or expired	-	-	-	-
Warrants exercised	-	-	-	-
Warrants outstanding, March 31, 2008	7,965,000	$0.44	4,100,000	$0.06

The following table summarizes the status of warrants outstanding at March 31, 2008:

Exercisable and Outstanding Warrants
Exercise Price	Number of Warrants	Weighted average remaining contractual life in years
$0.01	762,850	2.13
$0.03	6,000,000	3.99
$0.10	350,000	3.07
$0.15	200,000	1.30
$0.16	2,375,000	2.10
$0.30	3,700,000	3.98
$0.32	50,000	4.46
$0.38	45,000,000	4.95
$0.39	200,000	4.82
$0.50	13,465,000	4.68
$1.25	900,000	1.96
$2.40	400,000	1.96
	73,402,850

During the three months ended March 31, 2008 and 2007, the Company recognized $94,451 and $1,207,500, respectively, of compensation expense associated with warrants issued to directors, employees and consultants.  Compensation expense was determined using the Black-Scholes Option Model with a volatility ranging between 212% and 249%, a risk free interest rate ranging between 2.78% and 4.48% , a life of five years and a zero dividend rate.  All warrants listed in above table were recorded at fair value at time of issuance as warrants were granted with immediate vesting terms.

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

The following sets for the computation of basic and diluted net earnings (loss) per common share for the three months ended March 31, 2008 and 2007:

	2008	2007

Numerator:
Net loss	$(2,592,653)	$(4,961,905)
Less preferred stock dividend and accretions	(317,300)	(41,375)

Net loss applicable to common stockholders	$(2,909,953)	$(5,003,280)

Denominator:
Weighted average basic and fully diluted shares outstanding	138,595,460	95,289,598

Net earnings per common share - basic and diluted
	$(0.02)	$(0.05)

During the three months ended March 31, 2008 and 2007, the effect of outstanding exercisable warrants, convertible debt, and convertible preferred stock were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.  Weighted average shares outstanding include both Class A and Class B common stock. There is no difference between the dividend rights and earnings allocation of Class A and Class B common stock.  As of March 31, 2008 and 2007, 73,077,850 and 17,760,000, respectively, of warrants that were exercisable have been excluded as they were anti-dilutive.

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

Derivative Financial Instruments

The caption derivative financial instruments consists of (a) the embedded conversion feature bifurcated from the 7% Convertible Debentures, (b) the embedded conversion feature bifurcated from the Series C Preferred Stock, (c) the Warrants issued in connection with the Series C Preferred Stock, and (d) Other Warrants. (Also See Note 9—Redeemable Preferred Stock). There are no derivative financial instruments as of March 31, 2008.

NOTE 15 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained operating losses in recent years.  Further for the quarter ended March 31, 2008, the Company had negative working capital of $3,769,687, a net loss of $2,909,953 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $79,954,112.  Although these factors raise substantial doubt about the ability of the Company to continue as a going concern, the Company has taken several actions that it believes will allow it to continue as a going concern through March 31, 2009.  Now that the Company has begun to generate substantial revenues, we believe that our current cash resources, together with anticipated revenue, will be sufficient to sustain our current planned operations for the next 12 months. The Company raised $9 million from Vicis Capital in three tranches completed in January 2008, March 2008 and April 2008.  Although management believes that the Company’s current cash position and anticipated revenue in 2008 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company wish to accelerate sales or complete one or more acquisitions.  In addition, additional cash resources may be needed if the Company does not meet its sales targets, exceeds its projected operating costs or if unanticipated expenses arise or are incurred.  The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing.  We can provide no assurance that we will not require additional financing.  Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the three month period ending March 31, 2008, LifeGuard marketed a membership product which it licenses from DirectMed, a company thirty-three percent (33%) owned by Ty Bruggemann who is the President of LifeGuard.   LifeGuard pays DirectMed a branding fee based on the number of memberships sold.  During the three month period ended March 31, 2008, LifeGuard paid DirectMed $60,370 in branding fees.  Accounts payable at March 31, 2008 associated with DirectMed was $535,636.

At March 31, 2008, LifeGuard had Notes Payable totaling $18,592 (FY2007 $18,592) to LifeGuard Marketing Corporation, a company fifty (50) percent owned by Ty Bruggemann.  This note is not accruing interest.

As part of the acquisition agreement between the Company and JRM, the Company assumed $287,143 of liabilities of which $159,536 and $69,240 represent personal credit card balances and business credit lines, respectively. The Company will continue to pay the monthly required payments for eighteen (18) months and will continue to do so if the eighteen (18) month minimum sales target of JRM is met. The liabilities are personally guaranteed by both James Reed and James Mignogna and are recorded within the Company’s notes and loans payable category of the balance sheet.  As of March 31, 2008, the outstanding balance of said liabilities was $217,413.

NOTE 17 – SUBSEQUENT EVENTS

On April 1, 2008, the Company acquired USHB, a call center-based marketing company that engages in the marketing of association membership programs and health insurance plans to individuals and families throughout the United States.  USHBG utilizes its proprietary call center software application (LeadMaster) to connect consumers who are searching online for a health care quote with sales agents in one of its multiple call centers.

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

Although the Company executed a purchase agreement with the stockholder of USHBG dated March 31, 2008, the Company did not transfer any consideration of cash or shares for the acquisition until April 1, 2008 and did not assume control of USHBG until April 1, 2008.  In addition, the purchase agreement specifies that the effective date for the acquisition was April 1, 2008 and therefore will be recorded in the second quarter of 2008.

With regard to the USHBG acquisition, the Company is in the process of obtaining fair market values of the net identifiable assets for allocating the purchase price.  The Company will allocate the purchase price after fair market determination has been completed.

On April 30, 2008, the Company entered into an agreement with Vicis Capital Master Fund to sell Vicis $2,000,000 worth of our Convertible Preferred stock, convertible at $5.00 per share. In addition, the Company issued Vicis a five (5) year warrant to purchase up to 22,500,000 shares of the Company’s Class A Common Stock at an exercise price of $0.375 per share.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through March 2009, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita’s anticipated growth in sales and margins, our ability to achieve profitability.   In some cases, you may identify forward-looking statements by words such as "may," "should," "plan," "intend," "potential," "continue," "believe," "expect," "predict," "anticipate" and "estimate," the negative of these words or other comparable words. These statements are only predictions. One should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company's control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. The forward-looking statements are based on the Company's beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in "Risk Factors" in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission, not all of which are known to the Company.  If a change occurs, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements.  In addition, actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of many possible events or factors, including those events and factors described in "Risk Factors" in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The Company will update this forward-looking information only to the extent required under applicable securities laws. Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

In January, 2007, we entered into long-term employment agreements with Mr. Jay Shafer, the former president of Protective Marketing Enterprises, Inc. (PME), and Mr. Guy Norberg, the former vice president of sales and marketing of PME. We also entered into an agreement employing Mr. William Heneghan, former vice president of operations for Innovative HealthCare Benefits, Inc., which had an intimate relationship with PME. Mr.
Shafer now serves as Amacore Group’s President, Mr. Norberg serves as its Senior Vice President of Sales and Marketing and Mr. Heneghan serves as its Director of Operations. Along with the hiring of Messrs. Shafer, Norberg and Heneghan, we have also hired other staff members to support our expanding programs and opened a second office near Orlando, Florida.

During 2007, we concentrated our efforts on developing a wide range of both discount and insured products, which we intended to market through a significant number of distribution channels with whom Messrs. Shafer and Norberg had worked in the past. We successfully contracted with a number of distribution channels experienced not only in the sale of the types of products designed by us, but as with the networks forming the components of our new product line.  As a result, we have now positioned ourselves to provide not only vision programs, but also discount medical doctor visit programs, hospital savings programs, dental programs, hearing programs, chiropractic programs, pharmacy programs, an emergency informational system called Contact 911, long-term care programs, emergency medical travel and savings on alternative medicine, vitamins and nutritional supplements.  Some program features include access to a 24-hour nurse hotline, 24-hour counseling, a service which can get medical histories delivered to medical service providers around the world and the services of a personal patient advocate.  We are also in a position to market limited medical indemnity and accident group insurance programs.  In addition, we added an innovative network product of state-licensed, primary care physicians that diagnose routine, non-emergency, medical problems and recommend treatment and prescribe medication with a phone call called TelaDoc. Further, we have also added Global MedNet, a program that distributes personal medical records worldwide in the event of an emergency medical crisis.

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

We also entered into a strategic development agreement with Bridgeport, Connecticut-based OPTIMUS Solutions Consulting LLC (OPTIMUS), a privately held pioneer in the field of integrated solution development, as part of our continuing strategic initiative to aggressively expand healthcare services distribution channels. OPTIMUS has fully integrated the development of our back office system with the OPTIMUS front-end, call center marketing system and they are on target to launch two licensed call centers (containing licensed representatives able to sell insurance products) that are expected to produce sales in the second quarter of 2008.  With the development now complete, the focus now will be on expanding distribution through additional call center relationships under OPTIMUS’s management.

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

By the fourth quarter, we believed that we had properly developed our electronic system; developed a substantially enhanced array of products totaling approximately 86 different modular programs and had well advanced our acquisition and contractual arrangements with distribution channels.  Simply put, by the fourth quarter, we believed we had achieved a forefront position in the healthcare industry.  In particular, with respect to our distribution channels, we had either purchased or put in place contracts to secure these channels.  On August 31, 2007, we acquired JRM a ten-seat inbound telemarketing call center with additional agent distribution channels available to it.  On October 9, 2007, we acquired LifeGuard Benefit Services, Inc. (LifeGuard), which brought us an additional 52 inbound telemarketing seats plus significant agent distribution channels plus an array of additional company-owned products complementary to those products already either owned or otherwise being marketed by us.  LifeGuard also provides us with an established vertical administrative electronic system capable of tracking distribution, sales fulfillment, commission payments and a patient advocacy program unique in the healthcare industry.  Prior to these acquisitions, we had also contracted with OPTIMUS Solutions Consulting LLC (OPTIMUS) which provided us with access to approximately 150 inbound telemarketing rooms plus additional distribution channels, and OPTIMUS’s obligation to construct an additional electronic system, customized to our needs, to track sales of our products through our various distribution channels including affiliate internet marketing partners, credit card service centers, infomercial inbound centers and banking channels.  The cost of the construction of this system was borne exclusively by the OPTIMUS group.  We believe that these efforts helped us to achieve gross revenues in the fourth quarter of approximately $3,500,000.

In January 2008, the Company formed a wholly owned subsidiary, Zurvita, Inc., to establish a multilevel marketing distribution channel that would deliver products to the consumer directly.  Zurvita hired Mark Jarvis as its President, a veteran in this field with a proven track record at building sales.  Through Zurvita, the Company has begun to access a new market for its existing products.  Zurvita’s official launch occurred on February 29, 2008 and, with its sales force trained on only one product, Zurvita achieved sales of approximately $300,000 through March 31, 2008.  We are extremely pleased with these results and anticipate substantial growth in sales and margins as more Amacore products are added to Zurvita’s portfolio.

Leading into 2008, we had already commenced discussions to acquire yet another distribution channel, US Health Benefits Group (USHBG) (See Note 16 – Subsequent Events), a fifty-seat, inbound telemarketing call center that engages in the marketing of association membership programs and health insurance plans to individuals and families throughout the United States. USHBG utilizes its proprietary call center software application (LeadMaster) to connect consumers who are searching online for a health care quote with sales agents in one of its multiple call centers.  USHBG markets LifeGuard’s DirectMed association membership program generating approximately $1 million a month in gross revenue for LifeGuard, resulting in $500,000 per month in commission revenue to USHGB.

During the first quarter of 2008, we focused our efforts on driving strong organic growth.  By driving our products through established distribution channels, we were able to achieve total revenue for the quarter of $5,469,333, an increase of 56% when compared to the fourth quarter of 2007.  This is a remarkable achievement as all the growth during the quarter was organic.  We were able to pay advance commissions to our marketing partners allowing them to focus on establishing our products in the market place.  The accelerated sales have continued during the beginning of the second quarter.

While we continue to focus on increasing our revenues during the remainder of 2008 and beyond, we are also focusing our attention on reducing losses and are working hard to achieve our objective of profitability during the fourth quarter of this year.  Our efforts during the first quarter of 2008 resulted in a basic & diluted loss per share of $0.02, a significant reduction from a basic & diluted loss per share of $0.12 in the fourth quarter of 2007.  We cannot guarantee we will become profitable in Q4 of this year, however, we believe that the successful execution of our strategic plan and the achievement of our forecast sales and margins will place Amacore well in its stated objective to achieve operational profitability.

All these activities are in line with our aim of vertical integration.  Through well planned vertical integration, we believe we will be able to own even more of the products we sell and own more of our distribution channels, allowing us to retain more of the end dollar spent by each customer.

RESULTS OF OPERATIONS

Revenue:

Total revenue was $5,469,333 for the three months ended March 31, 2008, an increase of approximately $5,309,466 from total revenue for the same period in 2007. New product offerings and growth in Amacore’s membership base as well as the acquisitions of LifeGuard and JRM contributed to the significant increase in revenue earned during the quarter ended March 31, 2008. An estimate for refunds of $20,325 has been included in membership fees and $11,585 has been included in cost of sales for the three months ended March 31, 2008. Cost of sales includes commissions and product costs approximating $2,789,334 for the three months ended March 31, 2008. The Company negotiates with health insurance companies to offer their programs in various combinations with other programs at a reduced rate from separate contracts. The Company is obligated to pay the insurance company for the coverage at the time of sale regardless of refunds to the ultimate consumer of the product. Different geographic areas result in different combinations of products and the Company alters its combinations over time depending or consumer surveys and other variables. Commission expense is recorded at the time of sale and is adjusted for refunds.

Operating Expenses:

Our operating expenses for the three months ended March 31, 2008 were $5,119,698 ($5,026,560 for the same period of 2007). Comparison of the more significant components of selling, general and administrative expenses follows:

	Three Months Ended March 31,		Increase
	2008	2007	(Decrease)

Depreciation & Amortization	$113,451	$2,001	$111,450
Payroll and Related Expenses	1,823,253	2,937,025	(1,113,772)
Business Travel/Trade Shows	301,629	111,314	190,315
Insurance	105,949	32,340	73,609
Professional/Consulting Fees & Warrants	721,152	1,864,612	(1,143,460)
Rent	90,282	20,698	69,584
All Other Selling, General and Administrative expenses	1,963,981	58,570	1,905,411

Total	$5,119,698	$5,026,560	$93,138

Depreciation & Amortization expense, which is computed on a straight-line method over the assets estimated lives, for the three months ended March 31, 2008, was $113,451, an increase of $111,450 over the same period of 2007 due to the inclusion of the fair value of the assets purchased in the LifeGuard acquisition.

Payroll and related expenses for the three months ended March 31, 2008 were $1,823,253, a decrease of $1,113,772 over the same period of 2007.  During the first quarter of 2007, the Company incurred a significant expense by issuing stock to retain its President, Senior VP of Sales and Director of Operations.

Business travel/trade show expenses for the first three months ended March 31, 2008 were $301,629, an increase of $190,315 over the same period of 2007. The increase resulted mainly from additional travel required in negotiating contracts for the Company’s new programs, promoting additional sales, acquisitions and completing the financings that occurred during the first three months of 2008.

Insurance expense of $105,949 for the three months ended March 31, 2008 increased $73,609 over the same period of 2007 because more employees were covered by the Company’s medical plan and additional property and casualty insurance associated with the Company’s new subsidiaries.

Professional/consulting and Warrant expenses for the three months ended March 31, 2008 were $721,152, a decrease of  $1,143,460 over the same period in 2007. The decrease was primarily the result of the Company issuing less warrants in the corresponding period.

Rent expense for the three months ended March 31, 2008 was $90,282, an increase of  $69,584 over the same period in 2007 because the of Company’s additional offices located in Orlando, New Jersey, Dallas and Houston.

Other selling, general and administrative expenses for the three months ended March 31, 2008, of $1,963,981 increased by $1,905,411 over the same period in 2007 because of the increased sales and membership revenue.

Interest Expense:

Interest expense for the three months ended March 31, 2008 was $35,537, compared to $29,112 for the same period in 2007. Interest expense relates to interest on our notes payable.

Net loss:

Our net loss amounted to $2,909,953 for the three months ended March 31, 2008 compared to $5,003,280 for the three months ended March 31, 2007. The significant change in our net loss is more fully discussed above in the details of changes in our account balances.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $317,300 for the three months ended March 31, 2008 compared to $41,375 for the same period in 2007. The increase was due to the additional preferred stock issued by the Company over the course of 2007 and 2008.

Loss per common share:

Loss per common share amounted to $   0.02 for the three months ended March 31, 2008 compared to $   0.05 for the three months ended March 31, 2007. Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding. Loss per common share does not give effect to warrants to acquire common stock and convertible securities because, while in a loss position, the effects would be anti-dilutive.

Loans to Stockholders and Officers:

As of March 31, 2008, there were no loans or advances to officers.

CONTRACTUAL OBLIGATIONS

Lease Commitments: For information about non-cancelable commitments under our lease agreements, see Note 18 “Commitments and Contingency” in our annual financial statements contained in the Company’s Form 10-KSB for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2008, which Note 18 in incorporated herein by reference.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the three months ended March 31:

	2008	2007

Net cash used by operating activities	$(4,833,669)	$(679,562)
Net cash used by investing activities	(631,735)	-
Net cash provided by financing activities	6,687,013	5,396,600

Net increase (decrease) in cash	$1,221,609	$4,717,038

During the first three months of 2008, significant equity transactions consist of the issuance of 700 shares of preferred stock for $7,000,000 and the issuance of 5,649,300 shares of common stock through conversion of certain notes payables and accrued interest in the amount of $547,211.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Presently, our disclosure controls and procedures are not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management. This conclusion was based on the material weaknesses identified with regard to internal controls over financial reporting, as described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and filed with the SEC on April 15, 2008 (the “2007 Annual Report”).

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2008, there were no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2007 Annual Report.  Please refer to the 2007 Annual Report for information regarding legal proceedings.

Item 2. Unregistered Sales of Equity and Use of Proceeds

On January 15, 2008, the Company entered into a Preferred Stock Purchase Agreement with Vicis Capital Master Fund (“Vicis”) for the purchase by Vicis of 300 shares of the Company’s Series G Convertible Preferred Stock, par value $.001 per share, for an aggregate cash purchase price of $3,000,000.

On March 13, 2008, the Company entered into a Preferred Stock Purchase Agreement with Vicis for the purchase by Vicis of (a) 400 shares of the Company’s Series G Convertible Preferred Stock, par value $0.001 per share for an aggregate cash purchase price of $4,000,000 and (b) warrants to acquire 45,000,000 shares of the Company’s Class A Common Stock, par value $0.001 per share, exercisable for five years at an exercise price of $0.375 per share.

The securities issued by the Company in the foregoing transaction were issued  in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4 (2) of The Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated pursuant thereto based upon the following:

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

Item 3. Defaults Upon Senior Securities

The information set forth in Note 7 – Notes and Loans Payable is incorporated herein by reference.

The Company notes that approximately $701,450 of the notes in default listed in Note 7 – Notes and Loans Payable, are held by investors who have been supporters of the Company over the past years.  The Company is in the process of negotiating a conversion to equity for these notes.  While the Company believes that such a conversion is likely, it cannot assure that this will be the eventual outcome.

Two notes included in the notes in default listed in Note 7 – Notes and Loans Payable, totaling approximately $385,000, are currently in dispute by the Company.  The Company believes that these notes are not payable but has retained the notes on the balance sheet at March 31, 2008 and will continue to do so until such notes are legally extinguished.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

(a) Exhibits:	3.1 Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K on January 14, 2008 (the “1/14/2008 8-K”))
3.2 Amended Certificate of Designation of Series G Convertible Preferred Stock filed with the Delaware Secretary of State on May 8, 2008 (filed herewith).
10.1 Preferred Stock Purchase Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated January 15, 2008 (incorporated by reference to Exhibit 1.1 to the 1/14/2008 8-K).
10.2 Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated January 15, 2008 (incorporated by reference to Exhibit 1.2 to the 1/14/2008 8-K).
10.3 Preferred Stock Purchase Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (filed herewith).
10.4 Warrant Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (filed herewith).
10.5 Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (filed herewith).

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

Dated: May 20, 2008	/s/ Clark A. Marcus
Clark A. Marcus
Chief Executive Officer

Dated: May 20, 2008	/s/ Giuseppe Crisafi
Giuseppe Crisafi
Chief Financial Officer

EXHIBIT INDEX

3.1 Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K on January 14, 2008 (the “1/14/2008 8-K”))
3.2 Amended Certificate of Designation of Series G Convertible Preferred Stock filed with the Delaware Secretary of State on May 8, 2008 (filed herewith).
10.1 Preferred Stock Purchase Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated January 15, 2008 (incorporated by reference to Exhibit 1.1 to the 1/14/2008 8-K).
10.2 Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated January 15, 2008 (incorporated by reference to Exhibit 1.2 to the 1/14/2008 8-K).
10.3 Preferred Stock Purchase Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (filed herewith).
10.4 Warrant Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (filed herewith).
10.5 Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (filed herewith).
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002