Form 10-Q
period 2008-06-30
AMACORE GROUP, INC.
filed 2008-08-14
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

(813) 289-5552
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 13, 2008:
143,220,225 Class A Common Shares
2,503,522 Class B Common Shares

THE AMACORE GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash	$2,054,937	$2,161,042
Restricted cash	250,000	316,935
Accounts receivable (net of $50,662 and $0 allowance
for doubtful accounts in 2008 and 2007, respectively)	713,052	470,049
Non-trade receivables - related party	92,114	64,385
Inventory	37,814	37,814
Prepaid expenses	5,597,726	1,023,798
Security deposit	625,244	61,236
Total current assets	9,370,887	4,135,259

Fixed assets (net of accumulated depreciation of $246,405 and $132,387
for 2008 and 2007, respectively)	899,235	418,356

Other assets
Agent advances (net of $252,172 allowance for doubtful accounts)	378,259	-
Assets not in use	224,089	-
Goodwill	11,913,386	492,144
Intangible assets - net	534,658	667,086
Unallocated assets	15,530,590	13,566,020
Total other assets	28,580,982	14,725,250
Total assets	$38,851,104	$19,278,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,986,938	$2,639,200
Accounts payable - related party	610,217	590,888
Loans and notes payable	1,585,072	1,414,530
Accrued expenses and payroll taxes	2,250,962	5,147,665
Accrued dividends	1,029,831	479,896
Deferred compensation - related party	466,414	602,344
Deferred revenue	1,881,464	1,409,984
Deferred acquisition payments	465,685	-
Total current liabilities	11,276,583	12,284,507

Long-Term Liabilities
Deferred acquisition payments	884,760	-
Total long-term liabilities	884,760	-

Total liabilities	12,161,343	12,284,507

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series D mandatory convertible preferred stock; 689 shares authorized;
689 and 689 shares issued and outstanding as of 6/30/08 and 12/31/07, respectively; aggregate
liquidation value of $7,526,600 and $7,306,076 as of 6/30/08 and 12/31/07, respectively.	-	-
Series E mandatory convertible preferred stock; 139 shares authorized;
139 and 139 issued and outstanding, respectively; aggregate liquidation
value of $1,512,677 and $1,468,396 as of 6/30/08 and 12/31/07, respectively.	-	-
Series G mandatory convertible preferred stock; 1000 shares authorized;
1,200 and 300 shares issued and outstanding as of 6/30/08 and 12/31/07, respectively;
aggregate liquidation value of $12,306,555 and $3,041,425 as of 6/30/08 and 12/31/07, respectively.	-	-
Series H mandatory convertible preferred stock; 400 shares authorized;
400 and 0 shares issued and outstanding as of 6/30/08 and 12/31/07, respectively;
aggregate liquidation value of $4,020,000 and $0 as of 6/30/08 and 12/31/07, respectively.
Series A mandatory convertible preferred stock; 1,500 shares authorized;
155 shares issued and outstanding; aggregate liquidation value of
$155,000 as of 6/30/08 and 12/31/07.	-	-
Common Stock A, $.001 par value, 1,500,000,000 shares authorized;
118,673,456 and 110,149,148 shares issued and outstanding as of 6/30/08 and 12/31/07, respectively.	118,673	110,149
Common Stock B, $.001 par value, 120,000,000 shares authorized;
29,037,802 and 27,562,802 shares issued and outstanding as of 6/30/08 and 12/31/07, respectively.	29,038	27,563
Additional paid-in capital	106,806,895	83,956,054
Accumulated deficit	(80,264,845)	(77,099,408)
Total stockholders' equity	26,689,761	6,994,358

Total liabilities and stockholders' equity	$38,851,104	$19,278,865

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES
Membership fees	$7,005,908	$432,590	$12,071,400	$592,457
Commissions	542,002	-	678,745	-
Marketing fees	354,622	-	608,835	-
Marketing materials	115,591	-	128,476	-
Total revenue	8,018,123	432,590	13,487,456	592,457

COST OF SALES
Sales commissions	4,529,814	367,819	7,223,657	433,919
Benefit and service cost	1,604,012	-	2,897,890	-
Total cost of sales	6,133,826	367,819	10,121,547	433,919

GROSS PROFIT	1,884,297	64,771	3,365,909	158,538

OPERATING EXPENSES
Depreciation	78,922	2,435	125,902	4,436
Amortization	52,083	-	118,554	-
Office related expenses	554,139	97,410	912,782	161,578
Professional and consulting fees	(163,620)	233,194	557,533	2,097,807
Payroll and benefits	2,280,438	587,915	4,103,691	3,524,940
Travel	337,756	115,091	639,385	226,403
Selling and marketing	1,408,551	59,305	2,047,416	106,745
Total operating expenses	4,548,269	1,095,350	8,505,263	6,121,909

Operating loss from operations before other income and expense	(2,663,972)	(1,030,579)	(5,139,354)	(5,963,371)

OTHER INCOME (EXPENSE)
Interest income	2,241	49,722	17,113	49,722
Interest expense	(94,633)	(84,739)	(130,170)	(113,851)
Loss on conversion of note payable	(144,044)	-	(242,647)	-
Miscellaneous	5,718	-	7,713	-
Total other income (expense)	(230,718)	(35,017)	(347,991)	(64,129)

Net loss before income taxes	(2,894,690)	(1,065,596)	(5,487,345)	(6,027,500)

Income taxes	-	-	-	-

Net loss	(2,894,690)	(1,065,596)	(5,487,345)	(6,027,500)
Preferred stock dividend and accretion	(532,099)	(99,735)	(849,399)	(141,110)

Net loss available to common stockholders	$(3,426,789)	$(1,165,331)	$(6,336,744)	$(6,168,610)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	140,712,767	98,408,325	142,181,287	96,857,577

See notes to consolidated financial statements

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net loss	$(5,487,345)	$(6,027,500)
Adjustment to reconcile net loss to net cash provided by
(used) in operating activities
Issuances of shares and warrants for consulting services	1,187,068	4,066,099
Loss on conversion of note payable	242,652	-
Amortization	118,554	-
Depreciation	125,902	4,436
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(51,106)	9,472
(Increase) decrease in accounts receivable - related party	(21,137)	-
(Increase) decrease in prepaid expenses	(4,647,720)	(11,683)
(Increase) decrease in deposits and other assets	(946,167)	-
Increase (decrease) in accounts payable and accrued expenses	(2,638,869)	160,064
Increase (decrease) in deferred compensation	(135,929)	(206,960)
Increase (decrease) in deferred revenue	471,480	20,501

Net cash used by operating activities	(11,782,618)	(1,985,571)

Cash flows from investment activities
Purchase of property and equipment	(466,729)	(100,001)
Decrease in restricted cash	66,935	-
Net cash (used) provided by investing activities	(399,794)	(100,001)

Cash flows from financing activities
Proceeds from sale of preferred stock	13,000,000	750,000
Proceeds from private placement equity issuance	500	-
Equity issuance costs	(510,000)	-
Proceeds from exercise of common stock warrants	122,000	31,600
Proceeds from promissory notes	643,488	4,835,000
Net proceeds from lines of credit	59,694	-
Payments made on notes payable	(23,807)	-
Acquisition payment	(1,275,000)	-
Funds obtained through acquisition	59,432	-
Payments on and redemption of convertible notes	-	(55,000)
Net cash provided by financing activities	12,076,307	5,561,600

Increase in cash and cash equivalents	$(106,105)	$3,476,028

Beginning cash and cash equivalents	2,161,042	135,046

Ending cash and cash equivalents	2,054,937	$3,611,074

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$295	$27,010

Cash paid for taxes	$-	$-
See notes to consolidated financial statements

THE AMACORE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008 & 2007

NOTE 1 – NATURE OF OPERATIONS

Nature of Operations

The Amacore Group, Inc. (Amacore or the Company) was founded over 10 years ago and began selling memberships in our discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmologic (a medical doctor specializing in eye care) panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans the benefits of including such a plan in their products. We sold the plan on a retail only basis for many years proving that the general public did desire to have a vision plan with their medical coverage.  Once proof of concept became a reality, we shifted our emphasis to marketing our plan to marketers of health benefit plans. Marketing programs on a retail basis requires a broad national marketing staff which we were not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis. During the period in which we were transitioning to and building our wholesale network, revenues decreased and losses increased.  We continued to market the plan on a retail basis with less emphasis and devoted most of our time to the continued development of our wholesale network and developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision (without a vision medical component), and prescription drugs.  Those contracts did not produce a substantial amount of revenue but served to establish Amacore as having a product capable of not only servicing the needs of the general public, but servicing the marketers of other healthcare programs as a lead generator for their agents.  It also served to position us with marketers of other healthcare programs in such a way as to attract those marketers to Amacore from a management perspective.  We then initiated activity designed to increase the scope of our product line; increase our distribution channels for our product line and increase our ability to generate sales leads for our distribution channels.  Integral to these goals was the hiring of executive personnel, experienced in the design and marketing of various types of healthcare programs ranging from discount programs to insured components and strategic acquisitions.  Additionally, it was important for us to further develop the free eye exam component of our vision plan so that this component could serve as a sales lead generator for a wide range of other healthcare products.

All these activities are in line with our aim of vertical integration.  Through well planned vertical integration, we believe we will be able to own even more of the products we sell and own more of our distribution channels, allowing us to retain more of the end dollar spent by each customer.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instruction to and requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Certain prior period expense items have been reclassified to conform with current period presentation. For instance, Membership benefit cost within the March 31, 2008 consolidated financial statements have been reclassified from operating expenses to cost of goods sold.  In addition, occupancy rent, insurance, office supplies and utilities have been consolidated within the caption “Office Related Expenses” of the Statement of Operations for all periods presented. Lastly, consulting, professional fees, contract labor and legal costs have been consolidated within the caption “Professional Fees” of the Statement of Operations for all periods presented.  These reclassifications did not have an impact on the Company’s financial position or results of operation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amacore and its wholly-owned subsidiaries LBI, Inc. (LBI), LifeGuard Benefit Services, Inc. (LifeGuard), Zurvita, Inc. (Zurvita), JRM Benefits Consultants, LLC (JRM), U.S. Health Benefits Group Inc., U.S. Healthcare Plans, Inc. and On The Phone Inc., Amacore Europe.  Intercompany balances and transactions have been eliminated in consolidation.

Industry Segment

The products offered and operational activities of JRM, Zurvita, LifeGuard, U.S. Health Benefits Group Inc., U.S. Healthcare Plans, Inc. and On The Phone Inc. are similar in nature to the Company’s activities.   Management has not reported these entities as separate reporting segments since in management’s opinion they are managed collectively.  The Company’s subsidiary LBI and Amacore Europe had no activity during the three and six months ended June 30, 2008; accordingly, LBI and Amacore Europe have not been considered a reportable segment since in management’s opinion the results of LBI’s and Amacore Europe operations are not used in decision making relating to the allocation of resources and in the assessment of the Company’s overall performance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of $250,000 deposited into escrow pursuant to a contract between LifeGuard and Quality Resources Inc., to be used to guarantee commission payments under that contract.  Assuming there is no claim made, this amount will be released back to LifeGuard in July 2008 when the escrow arrangement will terminate.

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

Intangible assets

Intangible assets consist primarily of intellectual property. The Company accounts for intangible assets using Financial Accounting Standard Statement (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).   In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if circumstances indicate the asset might be impaired.  Intangible assets with finite useful lives are amortized straight-line over their useful lives.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets such as leasehold improvement, equipment and purchased intangibles subject to amortization when certain events have taken place that indicate the remaining carrying balance may not be recoverable. When factors indicate that the intangibles assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. The Company has designated October 1 as the annual impairment assessment date.  There were no impairment losses recorded for the three and six months ended June 30, 2008 and 2007.

Concentration of Credit Risk

For the six months ended June 30, 2008, LifeGuard’s revenue of $11,370,478 represented approximately eighty-four percent (84%) percent of total consolidated revenue of $13,487,456.  For the six months ended June 30, 2008, revenue from Quality Resources represent forty-nine percent (49%) of total LifeGuard revenue or $3,220,940.

Cash deposits exceed the amounts covered by FDIC and as a result is a concentration of risk of approximately $1,700,000. Should the financial institution cease operations it would be a significant disruption to our cash flow.  A marjority of the Company's credit card processing is with one vendor (or source) and if that vendor ceased doing our processing it could cause an interruption in our cash flows.

Advertising Costs

The Company expenses its non-direct response advertising costs to expense as incurred. During the six months ended June 30, 2008 and 2007, advertising costs were $15,552 and $0, respectively.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with the generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, if any, and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, the expected volatility of common stock, and the fair value of common stock and options issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Revenues and Commissions Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” , as revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. In addition, we have reviewed the reporting requirements discussed in EITF 99-19 entitled “Reporting Revenue Gross as a Principal versus Net as an Agent”, issued by the Financial Accounting Standards Board, and have determined that revenue from the sale of a number of our bundled products sold through contracts with vendors should be reported on a gross basis. The Company’s main source of revenue during the six months ended June 30, 2008 was from the sales of bundled discount benefits with added insurance components that have an annual or monthly renewal period.  This revenue is recorded as earned.  We record a provision for estimated refunds, returns, and allowances which are computed based upon prior actual history of refunds, returns, and allowances.  Commission expense associated with this revenue is recorded at the time of sale and is adjusted for refunds, returns, and allowances.   Revenue of $12,071,400 was from the sale of the Company’s programs with an estimate for membership refunds and returns of approximately $2,550,038.  Another component of revenue consists of straight commissions with no direct expense or ultimate risk related to this type of revenue generation.  Commission revenue was $678,745 and $0 for the six months ended June 30, 2008 and June 30, 2007, respectively.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. As of June 30, 2008 and December 31, 2007, the allowance for uncollectible accounts was $50,662 and $   0 respectively.

Fixed Assets

Fixed Assets, consisting principally of furniture and fixtures, equipment, computer equipment and purchased software programs, are recorded at cost. Depreciation and amortization are provided for, using the straight-line method, in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated useful lives. Repairs and maintenance are charged to operations as incurred.

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

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.  The resulting discount to the redemption value of convertible preferred securities is accreted through periodic charges to dividends over the term of the instrument using the Effective Interest Rate Method.  No convertible debt instruments were issued during the six months ended June 30, 2008.

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

Income Taxes

The Company has adopted Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes”.  The Company has not made a provision for income tax purposes due to incurring losses since inception.  There is no current tax expense, and after consideration of a valuation allowance, there is no deferred tax benefit.  See note 4.

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

In February 2008, the FASB issued Financial Staff Positions (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our consolidated financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the six months ended:

	June 30, 2008	June 30, 2007

Preferred stock dividends	$532,580	$141,110

Beneficial conversion feature accretion	$131,495	$-

Preferred stock discount accretion	$185,324	$-

Amortization of note payable discount	$315,804	$-

Payment of accounts payable with common stock	$-	$5,450

Conversion value of notes payable and interest to common stock	$640,165	$50,000

Conversion value of notes payable and interest to preferred stock	$-	$4,811,000

Common stock issued as acquisition consideration	$9,000,000	$-

Deferred acquisition payment	$1,350,444	$-

NOTE 4 – ACQUISITION

Effective April 1, 2008, the Company acquired USHBG & Combined Affiliates (USHBG), a call center-based marketing company that engages in the marketing of association membership programs and health insurance plans to individuals and families throughout the United States.  USHBG utilizes a call center software application (LeadMaster) to connect consumers who are searching online for a health care quote with sales agents in one of its multiple call centers.

The consideration for the acquisition is a combination of cash and stock.  The agreed value of the acquisition is $14,300,000 and is payable as follows:

●	Cash at closing $1,140,910
●	1,800,000 unregistered shares of our Class A common stock with a deemed value of $5.00 per share ($9,000,000 equivalent)
●	Deferred cash of $1,609,090 payable in equal installments quarterly over a three year period; and
●
Earn out equal to $2,550,000, being $850,000 per annum based on USHBG attaining an audited net contribution of $2,000,000 (Target Contribution) in each of the next three (3) years.  This amount will be reduced if USHBG does not achieve the Target Contribution or will be increased if it exceeds the Target Contribution.

The purchase agreement provides for a share adjustment, if necessary, eighteen (18) months from the acquisition’s effective date.  Within the immediate preceding thirty (30) day period prior to 18 month anniversary of closing (the “Share Adjustment Date”) date if the Company’s common stock has an average trading price below $5.00 per share, additional shares of the Company’s common stock will be issued such that the aggregate number of shares issued under the terms of the merger agreement has a value equal to the agreed-upon value of $9,000,000.  In the event the Company’s common stock has an average trading price for the said period of $5.00 or more, no adjustment shall be made to the amount of common stock previously issued and the previous stock issuance shall be deemed final and not subject to further adjustment.  However, in the event the average common stock price is below $1.50 for the said adjustment period, the Company has the right to effectively unwind the merger and irrevocably transfer 100% of USHBG’s acquired stock to previous USHBG shareholders.  In addition, in such event the Company has the right to receive from USHBG shareholders 80% of the Company’s common stock issued as consideration. At June 30, 2008, our common stock was at $0.38 per share.  If our common stock is at this price at the Share Adjustment Date, we would be required to either issue 21,884,210 shares or unwind the transaction

The USHBG group includes three companies:
●	US Healthcare Plans, Inc, a health benefit discount plan marketing company;
●	On The Phone, Inc., a consulting company that receives overrides on all Health Care Sales; and
●	US Health Benefits Group, Inc., a health benefit plan marketing company.

USHBG’ largest partner is LifeGuard and USHBG markets LifeGuard’s DirectMed association membership program, which currently generates approximately $1,000,000 a month in revenues for LifeGuard, resulting in approximately in $500,000 per month in revenue for USHBG.

The Company completed its assessment of the fair market values of net identifiable assets and has allocated the purchase price. The below table shows the amount of purchase price assigned to each major asset and liability caption of the combined entities.

USHBG & Combined Entities
As of April 1
Fair market value of assets:
Cash	$59,432
Accounts receivable	120,603
Fixed assets	271,453
Total assets	$451,488

Fair market of liabilities:
Accounts payable	$67,005
Accrued expenses	97,245
Loans and notes payable	83,036

Total liabilities	$247,286

The following unaudited pro forma information shows the results of the Company’s operations for the six month reporting periods as though the merger had occurred as of the beginning of that period.

	June 30, 2008	June 30, 2007

Revenue	$13,812,550	$3,937,881

Net loss	$(6,196,080)	$(5,673,094)

Loss per share	$(0.04)	$(0.06)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the merger taken place as of the beginning of the periods presented, or the results that may occur in the future.

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

NOTE 5 – INCOME TAXES (Continued)

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. For the six months ended June 30, 2008 and June 30, 2007, there was no current income tax expense or (benefit).

	2008	2007
Computed tax (benefit) expense at the statutory rate of 38.6%	$2,118,115	$8,153,119
Change in deferred tax valuation	(2,118,115)	(8,153,119)
Current income tax expense (benefit)	$-	$-

Temporary differences that give rise to deferred tax assets and liabilities:
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$30,417,767	$27,502,170
Allowance for sales returns	67,673	7,516
Reserve for commission reversal	5,780	4,275
Provision for litigation costs	288,766	1,170,797
Depreciation of fixed assets	-	-
Gross deferred tax asset	30,779,986	28,684,758

Deferred tax liabilities:
Depreciation of fixed assets	21,752	44,639
Gross deferred tax liability	-	44,639

Deferred tax asset - net	30,758,234	28,640,119
Valuation allowance	(30,758,234)	(28,640,119)
Net Deferred tax asset	$-	$-

As of June 30, 2008, realization of the Company’s net deferred tax assets of approximately $30,758,234 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the six months ended June 30, 2008 was $2,118,115.

Note 6 - Prepaid Expenses

Prepaid expense increased to $5,597,726 as of June 30, 2008 from $1,023,798 at December 31, 2007.  This increase is attributable to Lifeguard’s prepayment of commissions on the block of sales titled Lifeguard Health Options.  Commissions are paid at the time of sale but they are amortized over the expected membership life.  Prepaid expense will increase until the amortization of prior months’ sales exceeds the amount paid for a single month.

NOTE 7 – FIXED ASSETS, NET

Fixed assets, net of accumulated depreciation, consist of the following:

	June 30, 2008	Dec 31,2007

Furniture & Equipment	$970,584	$503,470
Printing Equipment	7,353	7,341
Leasehold Improvements	167,703	39,932
	1,145,640	550,743
Less accumulated depreciation	(246,405)	(132,387)

Total	$899,235	$418,356

NOTE 8 – INTANGIBLE ASSETS, NET

	June 30, 2008	Dec 31, 2007
Software	$625,000	$625,000
Website development costs	83,250	83,250
	708,250	708,250
Less accumulated amortization	(173,592)	(41,164)
	$534,658	$667,086

NOTE 9 – UNALLOCATED ASSETS

As of June 30, 2008, unallocated assets was $15,530,590.  This amount relates to intangibles acquired in the acquisition of LifeGuard on October 9, 2007 such as customer lists, intellectual property and goodwill. Unallocated assets increased $1,964,570 as a result of correcting the purchase price of the LifeGuard acquisition. Accordingly, unallocated assets and additional paid in capital have increased as of June 30, 2008 to reflect the appropriate amounts. The Company is in the process of obtaining fair market values with respect to the unallocated asset balance and will reallocate to the appropriate asset categories when completed.

NOTE 10 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of June 30, 2008 and December 31, 2007:

	2008	2007

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	$532,500	$532,500

Convertible promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	122,000	122,000

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through June 2008	25,000	40,000

Convertible promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2007; currently in default	7,000	357,000

Promissory notes payable to investors and shareholders; bearing interest of 1.53% per annum; due through June 2004, increasing to 15% thereafter, currently in default	114,950	114,950

Convertible promissory notes payable to investors and shareholders; bearing interest of 10% per annum; accrued quarterly at 2.5%; due April 25, 2010, net of $296,117 discount.	278,883	-

Revolving consumer credit cards	371,286	228,557

Capital lease obligation	114,861	-

Promissory notes payable to related parties (at call @ 0% int pa)	18,592	19,523

Total notes and loans payable	$1,585,072	$1,414,530

At the date of issue of each of the convertible notes, the conversion price was equal to or exceeded the stock price at that time of issue, and as such, no intrinsic value was allocated to the embedded option of each note.  As of June 30, 2008, all of promissory notes payable were classified as current maturities.  The capital lease payable was allocated between current and long-term portion of $45,442 and $69,419, respectively. The following schedule details the future payments on capital leases:

2008	$45,442
2009	37,254
2010	17,204
2011	14,961
Thereafter	$114,861

The Company notes that approximately $701,450 of the above listed notes in default are held by investors who have been supporters of the Company over the past years.  The Company is in the process of negotiating a conversion to equity for these notes.  While the Company believes that such a conversion is likely, it cannot assure that this will be the eventual outcome.

Two notes included in the table of above listed notes in default, totaling approximately $385,000, are currently in dispute by the Company.  The Company believes that these notes are not payable but has retained the notes on the balance sheet at June 30, 2008 and will continue to do so until such notes are legally extinguished.

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

NOTE 11 —PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock.

Series B, C, D, E, G and H Preferred Stock is entitled to receive dividends payable on the stated value of the preferred stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter.  Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds of the Corporation legally available for the payment of dividends.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum. The table below sets forth the preferred stock outstanding as of June 30, 2008.  Note that no shares of Series B or Series C Preferred Stock were outstanding as of June 30, 2008.  Accrued dividends at June 30, 2008 were $0, $0, $561,095, $117,300, $303,924 and $20,000 for the said series, respectively.  Accrued interest on accrued dividends at June 30, 2008 was $0, $19,505, $5,377, $2,630 and $0 for the said series, respectively. The Company’s Series A does not accrue dividends.

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

The following table presents the preferred stock outstanding as of June 30:

	June 30, 2008	December 31, 2007
Series A	155	155
Series D	689	689
Series E	139	139
Series G	1,000	300
Series H	400	-
	2,383	1,283

Preferred Stock Series A

As of June 30, 2008, 155 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were outstanding. There were no issuances of Series A Preferred Stock during the three and six month periods ended June 30, 2008.  Each share of Series A Preferred Stock is convertible into 2,000 shares of Class A common stock, subject to adjustment for stock dividend, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.  As of June 30, 2008, the outstanding shares of Series A Preferred Stock were convertible into 310,000 Class A common stock.

Preferred Stock Series B

Each share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) is convertible at any time, at the option of the holder, into 1 share of Class A common stock, subject to adjustment for stock dividends, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.  As of June 30, 2008, no shares of Series B Preferred Stock were outstanding. There were no issuances of Series B Preferred Stock during the three and six month periods ended June 30, 2008.

Preferred Stock Series C

Each share of Series C Mandatory Convertible Preferred Stock (“Series C Preferred Stock”) is deemed to have a value of $10,000 and is convertible at any time, at the option of the holder, into such amount of shares of Class A common stock purchasable for $10,000 on the day of conversion at the lesser of $2.88 or seventy-five percent (75%) of the lowest closing bid price during the five (5) days immediately prior to the conversion date (the “Series C Conversion Price”).  The Series C Conversion Price is subject to to adjustment for stock dividends, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.  As of June 30, 2008, no shares of Series C Preferred Stock were outstanding. There were no issuances of Series C Preferred Stock during the three and six month periods ended June 30, 2008.

Preferred Stock Series D

In connection with historical Series D Convertible Preferred Stock (“Series D Preferred Stock”) issuances, the Company recorded an aggregate beneficial conversion feature of $6,410,000 associated with Series D Preferred Stock. The resulting discounts are accounted for as a dividend to the preferred shareholders over the minimum period from the date of issuance to the date at which the preferred shareholders can exercise the conversion feature, using the effective yield method. Accretion recognized for the three and six months ended as of June 30, 2008 was $50,585 and $116,064.

As of June 30, 2008, 689 shares Series D Preferred Stock were outstanding. There were no issuances of Series D Preferred Stock during the three and six month periods ended June 30, 2008.  Each share of Series D Preferred Stock is convertible at any time, at the option of the holder, into shares of Class A common stock at a conversion price of $0.01 per share, subject to adjustment due to dividends, stock split, combination, reclassification, merger, consolidation, sale of all or substantially all of the Company’s assets, or other corporate events.  As of June 30, 2008, the outstanding shares of Series D Preferred Stock were convertible into 689,000,000 shares of Class A common stock.

Preferred Stock Series E

In connection with historical Series E Convertible Preferred Stock (“Series E Preferred Stock”) issuances, the Company recorded an aggregate beneficial conversion feature of $970,000. The resulting discounts are accounted for as a dividend to the preferred shareholders over the minimum period from the date of issuance to the date at which the preferred shareholders can exercise the conversion feature, using the effective yield method. Accretion recognized for the three and six months ended as of June 30, 2008 was $6,991 and $15,441, respectively.

Each share of Series E Preferred Stock is convertible after the second anniversary of the issuance date of such shares, at the option of the holder, into that number of shares of Class A Common Stock equal to $10,000 divided by $0.02 (the “Series E Conversion Price”).  The Series E Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series E Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series E Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series E Preferred Stock.

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

As of June 30, 2008, there were 139 shares of Series E Preferred Stock outstanding. There were no issuances of Series E Preferred Stock during the three and six month periods ended June 30, 2008.  As of June 30, 2008, the outstanding shares of Series E Preferred Stock were convertible into 69,500,000 shares of Class A common stock.

Preferred Stock Series G

During the six months ended June 30, 2008, the Company issued 900 shares, respectively, of its Series G Mandatory Convertible Preferred Stock (“Series G Preferred Stock”) to Vicis for $9,000,000, respectively.

The Series G Preferred stock issued on January 16, 2008, March 13, 2008, and April 30, 2008, included 45,000,000 and  22,500,000, respectively, of detachable warrants that are accounted for under EITF 00-27 and EITF 98-5 as a discount from the preferred stock issued.  The fair value of the warrants were determined using the Black-Scholes Option model with a volatility ranging between 176% and 219%, risk free rate ranging between 2.78% and 3.15%, a five year expected term and no dividends.  Using the relative fair value approach, discounts resulted in the amount of $3,220,257, $1,636,364 and $3,287,305, respectively, for the said issuances.  Resulting preferred stock discounts are accreted back to stated value as a dividend to preferred stockholders using the effective interest method and an assumed effective interest rate ranging between 49.98% and 57.27%.  For the three and six months ended June 30, 2008, accretion recognized in the Statement of Operations was $16,239 and $169,084, respectively.

Preferred Stock Series H

On June 2, 2008, the Company entered into a Securities Purchase Agreement with Vicis for the purchase of 400 shares of the Company’s Series H Convertible Preferred Stock (“Series H Preferred Stock”) and a warrant agreement to acquire 45,000,000 shares of the Company’s Class A Common Stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $4,000,000.

The detachable warrants that are accounted for under EITF 00-27 and EITF 98-5 as a discount from the preferred stock issued.  The fair value of the warrants were determined using the Black-Scholes Option model with a volatility of 176%, risk free rate of 3.5%, a five year expected term and no dividends.  Using the relative fair value approach, a discount resulted in the amount of $3,287,305.  Preferred stock discounts are accreted back to stated value as a dividend to preferred stockholders using the effective interest method and an assumed effective interest rate of 57.27%.  For the three and six months ended June 30, 2008, accretion recognized in the Statement of Operations was $0 and $31,746, respectively.

Each share of Series H Preferred Stock is convertible at any time, at the option of the holder, into that number of shares of Class A Common Stock equal to the $10,000 divided by $5.00 (the “Series H Conversion Price”).  The Series H Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series H Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series H Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series H Preferred Stock.  In addition, if on November 7, 2009 of the issuance of Series H Preferred Stock, the applicable Series H Conversion Price is less than the current market price of the Company’s Class A Common Stock, then the Series H Conversion Price shall be reduced to such current market price  (provided that the current market price shall never be less than $0.01)

The Company has the option to partially repurchase 90% of acquired shares and equal percentage of the issued warrants for an aggregate purchase price in cash equal to the purchase price paid.

If on July 15, 2011, any shares of Series H Preferred Stock remaining outstanding they will be automatically converted to Class A Common Stock at the then-applicable Series H Conversion Price.

As of June 30, 2008, 400 shares Series H Preferred Stock were outstanding and convertible into 689,000,000 Class A common shares.

NOTE 12 - COMMON STOCK

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

NOTE 13 – EQUITY AWARDS

Warrant Awards

During the three and six months ended June 30, 2008, the Company issued warrants to purchase an aggregate of 45,200,000 and 118,193,217 shares of common stock, respectively.  During the three and six months ended June 30, 2007, 9,625,000 and 0 warrants were issued, respectively.  At June 30, 2008, there were 145,766,067 and 17,711,600 warrants outstanding to purchase Class A and Class B common stock, respectively, exercisable at varying prices through 2013.  The following table summarizes this warrant activity:

	Class A Warrants

	2008		2007
	Warrants	Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	20,452,850	$0.35	7,747,000	$0.33
Warrants issued	118,193,217	0.38	9,625,000	0.13
Warrants cancelled or expired	(145,000)	0.09	(550,400)	0.03
Warrants exercised	(700,000)	0.17	(3,210,000)	0.01
Warrants outstanding, end of year	137,801,067	$0.38	13,611,600	$0.27

	Class B Warrants

	2008		2007
	Warrants	Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	7,965,000	$0.44	4,100,000	$0.06
Warrants issued	-	-	-	-
Warrants cancelled or expired	-	-	-	-
Warrants exercised	-	-	-	-
Warrants outstanding, end of year	7,965,000	$0.44	4,100,000	$0.06

The following table summarizes the status of warrants outstanding at June 30, 2008:

Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life in Years
$0.01	707,850	2.03
$0.03	6,000,000	3.74
$0.10	350,000	2.82
$0.15	200,000	1.05
$0.16	1,800,000	1.91
$0.30	3,700,000	3.73
$0.32	50,000	4.21
$0.375	114,368,217	4.82
$0.38	1,000,000	4.95
$0.39	200,000	4.57
$0.45	1,250,000	2.75
$0.50	13,465,000	4.43
$0.60	825,000	4.59
$0.90	25,000	4.75
$1.00	500,000	4.75
$1.20	25,000	4.75
$1.25	900,000	1.71
$2.40	400,000	1.11
	145,766,067

As of June 30, 2008, there was $1,371,832 of total unrecognized compensation cost related to non-vested warrants that is expected to be recognized over a weighted-average period of 1.04 years.  The intrinsic value of warrants exercised during the six-month period ended June 30, 2008 and June 30, 2007 was $144,000 and $1,212,600, respectively.  The fair value of warrants vested as of June 30, 2008 was $54,156,105.  The weighted average fair value per share of warrants granted during the six-month period ended June 30, 2008 was $0.38.

During the three and six-months ended June 30, 2008 and June 30, 2007, stock-based compensation recognized relating to the issuance of warrants to employees and consultants was $124,354, $481,005, $1,207,500, and $1,207,500, respectively. Compensation expense was determined using the Black-Scholes Option Model with a volatility ranging between 212% and 249%, a risk free interest rate ranging between 2.78% and 4.48% , a life of five years and a zero dividend rate.

Stock Awards Issued

The following table details the stock awards that were granted and issued during the six months ended June 30, 2008 and June 30, 2007 for various purposes, such as employment compensation and for goods and services.  The Company’s stock awards consist of Class A and Class B common stock. The grant date fair value is based on the share price as of the award date.  For the three and six months ended June 30, 2008, $12,500 and $726,250, respectively, of share-based compensation was recognized within the Statement of Operations.  For the three and six month period ended June 30, 2007, $3,180,000 and $77,900, respectively, of share-based compensation was recognized within the Statement of Operations.

Award Date	Award Type	Number of Shares	Grant Date Fair Value of Stock- Based Awards
2008

3/3/2008	Class A Common	25,000	$12,000
3/31/2008	Class A Common	150,000	500
4/1/2008	Class A Common	1,000,000	450,000
6/1/2008	Class A Common	400,000	160,000
6/2/2008	Class A Common	50,000	20,500
6/30/2008	Class A Common	225,000	83,250
		1,850,000	$726,250

2007

1/15/2007	Class A Common	3,000,000	$105,000
1/31/2007	Class B Common	20,500,000	3,075,000
4/12/2007	Class A Common	60,000	17,900
6/27/2007	Class A Common	200,000	60,000
		23,760,000	$3,257,900

NOTE 14 - EARNINGS (LOSS) PER SHARE

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

The following sets for the computation of basic and diluted net earnings (loss) per common share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30

Numerator:	2008	2007	2008	2007
Net loss	$(2,894,690)	$(1,065,596)	$(5,487,345)	$(6,027,500)
Less preferred stock dividend and accretions	(532,099)	(99,735)	(849,399)	(141,110)

Net loss applicable to common stockholders	$(3,426,789)	$(1,165,331)	$(6,336,744)	$(6,168,610)
Denominator:
Weighted average basic and fully diluted shares outstanding	140,712,767	98,408,325	142,181,287	96,857,577

Net earnings per common share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.06)

During the three and six months ended June 30, 2008 and 2007, the effect of outstanding exercisable warrants, convertible debt, and convertible preferred stock were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.  Weighted average shares outstanding include both Class A and Class B common stock. There is no difference between the dividend rights and earnings allocation of Class A and Class B common stock.  As of June 30, 2008 and 2007, 145,766,067 and 17,711,600, respectively, of warrants that were exercisable have been excluded as they were anti-dilutive.

NOTE 15—FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The carrying amount of loans and notes payable approximates fair value based on interest rates that approximate market interest rates for these instruments.

NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained operating losses in recent years.  Further for the quarter ended June 30, 2008, the Company had negative working capital of $1,905,696, a net loss of $6,336,744 and has incurred substantial losses in previous years resulting in an accumulated deficit of approximately $80,264,845.  Although these factors raise substantial doubt about the ability of the Company to continue as a going concern, the Company has taken several actions that it believes will allow it to continue as a going concern through June 30, 2009.   We believe that our current cash resources, together with anticipated revenue, will be sufficient to sustain our current planned operations for the next 12 months. The Company raised $13 million from Vicis Capital in four tranches completed in January 2008, March 2008, April 2008 and June 2008.  Although management believes that the Company’s current cash position and anticipated revenue in 2008 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company wish to accelerate sales or complete one or more acquisitions.  In addition, additional cash resources may be needed if the Company does not meet its sales targets, exceeds its projected operating costs or if unanticipated expenses arise or are incurred.  The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing.  We can provide no assurance that we will not require additional financing.  Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

NOTE 17 - RELATED PARTY TRANSACTIONS

During the six month period ending June 30, 2008, LifeGuard marketed a membership product which it licenses from DirectMed, a company thirty-three percent (33%) owned by Ty Bruggemann who is the President of LifeGuard.   LifeGuard pays DirectMed a branding fee based on the number of memberships sold.  During the six month period ended June 30, 2008, LifeGuard paid DirectMed $239,753 in branding fees.  Accounts payable at June 30, 2008 associated with DirectMed was $610,217.

At June 30, 2008, LifeGuard had Notes Payable totaling $18,592 (FY2007 $18,592) to LifeGuard Marketing Corporation, a company fifty (50) percent owned by Ty Bruggemann.  This note is not accruing interest.

As part of the acquisition agreement between the Company and JRM, the Company assumed $287,143 of liabilities of which $159,536 and $69,240 represent personal credit card balances and business credit lines, respectively. The Company will continue to pay the monthly required payments for eighteen (18) months and will continue to do so if the eighteen (18) month minimum sales target of JRM is met. The liabilities are personally guaranteed by both James Reed (Senior Vice President of the JRM Division) and James Mignogna (Senior Vice President of the JRM Division) and are recorded within the Company’s notes and loans payable category of the balance sheet.  As of June 30, 2008, the outstanding balance of said liabilities was $212,254.

Clark A. Marcus, Chairman and Chief Executive Officer of the Company, is of Counsel and a non-participating attorney with the law firm of Thorn Whittington & Marcus, LLP (TWM), which regularly represents the Company on various matters, including litigation transactions, corporate governance and various other legal issues pertaining to the Company’s business.  Thorn Whittington & Marcus, LLP has billed the Company $0 and $85,170 for legal services for the three and six months ended June 30, 2008.  Mr. Marcus does not share directly or indirectly any fee revenue generated as a result of TWM’s representation of the Company.

NOTE 18 – SUBSEQUENT EVENTS

On August 6, 2008, the Company favorably settled the litigation pending in The Court of Common Pleas for Hamilton County, Ohio, Case No. A 0511133, captioned, Richard Abrahamson, Plaintiff vs. The Amacore Group, Inc., F/K/A Eye Care International, Inc. and Clark A. Marcus, Defendants, alleging breach of promissory notes, breach of oral loan agreements, action on account of promissory notes and oral agreements, breach of third party beneficiary contracts, breach of fiduciary duty to issue share certificate upon gift of share to plaintiff, breach of fiduciary duties and unjust enrichment. Actual damages alleged are in excess of $3,900,000, not including interest.  An additional $2,400,000 in punitive damages is also claimed. The amended complaint also asserts the right to recover attorney's fees.  The parties exchanged a mutual general release and litigation has been dismissed with prejudice.  Terms of the settlement are confidential. The settlement and the release of the contingent liability to the Company for settlements, judgments and legal defense costs for this litigation has resulted in a significant reduction in the accrual for litigation costs in the amount of $2,707,402

On August 8, 2008, Clark A. Marcus (Chief Executive Officer) and related individuals converted 15,509,280 shares of Class B common stock into Class A common stock. Jerry Katzman (Chief Medical Officer) and related individuals converted 11,050,000 shares of Class B common stock into Class A common stock.

On August 9, 2008, the Company received a call notice on certain promissory notes and accrued interest in the amount of $591,699.  Thirty days from the receipt of notice, the Company is obligated to make payment of principal and accrued interest.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through June 2009, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita’s anticipated growth in sales and margins, our ability to achieve profitability.   In some cases, you may identify forward-looking statements by words such as "may," "should," "plan," "intend," "potential," "continue," "believe," "expect," "predict," "anticipate" and "estimate," the negative of these words or other comparable words. These statements are only predictions. One should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company's control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. The forward-looking statements are based on the Company's beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in "Risk Factors" in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008 (the “2007 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements.  In addition, actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of many possible events or factors, including those events and factors described in "Risk Factors" in the Company’s 2007 Annual Report.  The Company will update this forward-looking information only to the extent required under applicable securities laws. Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-Q. This report contains forward-looking statements that involve risks and uncertainties.

Introductory Overview

The Company was founded over 10 years ago and began selling memberships in our discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmologic (a medical doctor specializing in eye care) panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans the benefits of including such a plan in their products.  We sold the plan on a retail only basis for many years proving that the general public did desire to have a vision plan with their medical coverage.  Once proof of concept became a reality, we shifted our emphasis to marketing our plan to marketers of health benefit plans.  Marketing programs on a retail basis requires a broad national marketing staff which we were not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis.  During the period during which we were transitioning to and building up our wholesale network, revenues decreased and losses increased.  Our retail marketing efforts were reduced and we devoted most of our time to the continued development of our wholesale network and developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision (without a vision medical component), and prescription drugs.  Those contracts did not produce a substantial amount of revenue but served to establish the Company as having a product capable of not only servicing the needs of the general public, but servicing the marketers of other healthcare programs as a lead generator for their agents.  It also served to position us with marketers of other healthcare programs in such a way as to attract those marketers to the Company from a management perspective.  We then initiated activity designed to increase the scope of our product line; increase our distribution channels for our product line and increase our ability to generate sales leads for our distribution channels.  Integral to these goals was the hiring of executive personnel, experienced in the design and marketing of various types of healthcare programs ranging from discount programs to insured components.  Additionally, it was important for us to further develop the free eye exam component of our vision plan so that this component could serve as a sales lead generator for a wide range of other healthcare products.

In January, 2007, we entered into long-term employment agreements with Mr. Jay Shafer, the former president of Protective Marketing Enterprises, Inc. (“PME”), and Mr. Guy Norberg, the former vice president of sales and marketing of PME. We also entered into an agreement employing Mr. William Heneghan, former vice president of operations for Innovative HealthCare Benefits, Inc., which had an intimate relationship with PME.  Mr. Shafer now serves as our President, Mr. Norberg serves as our Senior Vice President of Sales and Marketing and Mr. Heneghan serves as our Director of Operations. Along with the hiring of Messrs. Shafer, Norberg and Heneghan, we have also hired other staff members to support our expanding programs and opened a second office near Orlando, Florida.

During 2007, we concentrated our efforts on developing a wide range of both discount and insured products, which we intended to market through a significant number of distribution channels with whom Messrs. Shafer and Norberg had worked in the past. We  contracted with a number of distribution channels experienced not only in the sale of the types of products designed by us, but also with the networks forming the components of our new product line.  As a result, we have now positioned ourselves to provide not only vision programs, but also discount medical doctor visit programs, hospital savings programs, dental programs, hearing programs, chiropractic programs, pharmacy programs, an emergency informational system called Contact 911, long-term care programs, emergency medical travel and savings on alternative medicine, vitamins and nutritional supplements.  Some program features include access to a 24-hour nurse hotline, 24-hour counseling, a service which can have medical histories delivered to medical service providers around the world and the services of a personal patient advocate.  We are also in a position to market limited medical indemnity and accident group insurance programs.  In addition, we added a network product of state-licensed, primary care physicians that diagnose routine, non-emergency, medical problems and recommend treatment and prescribe medication with a phone call called TelaDoc. Further, we have also added Global MedNet, a program that distributes personal medical records worldwide in the event of an emergency medical crisis.

We contracted with Chase Paymentech Solutions, LLC (“Paymentech”), who is one of the world’s largest merchant acquirers accepting payments at the point of sale. During the same period, we simultaneously worked on developing various electronic systems necessary not only for the sale of our products, but also for the tracking of our revenue and payment of commissions to our sales agents on a weekly basis - a payment schedule we believe is unique to the healthcare industry. Management believes that this type of payment schedule will significantly strengthen our relationships with our various sales organizations. On May 1, 2008, in a 60-day program build, we completed the development of The Amacore Gateway  for transactions that include direct response, call center and web enrollment integrating commerce engines, our direct lease line to Paymentech and commission reconciliation for the benefit of our marketing partners. Further, this development allowed us to transition existing Company business to a monthly renewal model.

We also entered into a strategic development agreement with Bridgeport, Connecticut-based OPTIMUS Solutions Consulting LLC (OPTIMUS), a privately held pioneer in the field of integrated solution development, as part of our continuing strategic initiative to expand healthcare services distribution channels. OPTIMUS has fully integrated the development of our back office system with the OPTIMUS front-end, call center marketing system and they are on target to launch two licensed call centers (containing licensed representatives able to sell insurance products) that began to produce sales in the second quarter of 2008.  With the development now complete, the focus now will be on expanding distribution through additional call center relationships under OPTIMUS’s management.

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

In developing this plan, we were well aware of the fact that the first two stages of development would produce little to no revenue and could take the better part of the entire 2007 year.  That notwithstanding, we were also acutely aware of the fact that without the proper development of the first two stages, whatever sales that might inure to the Company through the development of the third stage (distribution channels) might well be short-lived.  With that in mind, we entered into the strategic plan as outlined above.

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

By the fourth quarter, we believed that we had properly developed our electronic system; developed a substantially enhanced array of products totaling approximately 86 different modular programs and had well advanced our acquisition and contractual arrangements with distribution channels.  Simply put, by the fourth quarter, we believed we had achieved a forefront position in the healthcare industry.  In particular, with respect to our distribution channels, we had either purchased or put in place contracts to secure these channels.  On August 31, 2007, we acquired JRM Benefits Consultants, LLC (“JRM”) a ten-seat inbound telemarketing call center with additional agent distribution channels available to it.  On October 9, 2007, we acquired LifeGuard Benefit Services, Inc. (“LifeGuard”), which brought us an additional 52 inbound telemarketing seats plus significant agent distribution channels plus an array of additional company-owned products complementary to those products already either owned or otherwise being marketed by us.  LifeGuard also provides us with an established vertical administrative electronic system capable of tracking distribution, sales fulfillment, commission payments and a patient advocacy program unique in the healthcare industry.  Prior to these acquisitions, we had also contracted with OPTIMUS which provided us with access to approximately 150 inbound telemarketing rooms plus additional distribution channels, and OPTIMUS’s obligation to construct an additional electronic system, customized to our needs, to track sales of our products through our various distribution channels including affiliate internet marketing partners, credit card service centers, infomercial inbound centers and banking channels.  The cost of the construction of this system was borne exclusively by the OPTIMUS group.  We believe that these efforts helped us to achieve gross revenues in the fourth quarter of approximately $3,500,000.

In January 2008, the Company formed a wholly owned subsidiary, Zurvita, Inc. (“Zurvita”), to establish a multilevel marketing distribution channel that would deliver products to the consumer directly.  Zurvita hired Mark Jarvis as its President, a veteran in this field with a proven track record at building sales.  Through Zurvita, the Company has begun to access a new market for its existing products.  Zurvita’s official launch occurred on February 29, 2008 and, with its sales force trained on only one product, Zurvita achieved sales of approximately $313,334 and $555,514 for the three and six months ended June 30, 2008.  We are extremely pleased with these results and anticipate substantial growth in sales and margins as more of our products are added to Zurvita’s portfolio.

On April 1, 2008, we acquired another distribution channel, US Health Benefits Group (USHBG), a fifty-seat, inbound telemarketing call center that engages in the marketing of association membership programs and health insurance plans to individuals and families throughout the United States.   USHBG is comprised of three companies: U.S. Healthcare Plans, Inc. a health benefit discount marketing company, On The Phone, Inc., a consulting company that receives overrides on all healthcare sales, and US Health Benefits Group, Inc., a health benefit plan marketing company. USHBG markets LifeGuard’s DirectMed association membership program generating approximately $1 million a month in gross revenue for LifeGuard, resulting in $500,000 per month in commission revenue to USHGB.

During the first and second quarters of 2008, we have focused our efforts primarily on driving organic growth.  By driving our products through established distribution channels, we were able to achieve total revenue for the six month period ended June 30, 2008 of $13,487,456 as compared to $592,457 for the six months ended June 30, 2007.

 While we continue to focus on increasing our revenues during the remainder of 2008 and beyond, we are also focusing our attention on reducing losses and are working hard to achieve our objective of profitability during the fourth quarter of this year.   We cannot guarantee we will become profitable in the fourth quarter of this year, however, we believe that the successful execution of our strategic plan and the achievement of our forecast sales and margins will place us well in its stated objective to achieve operational profitability.

All of these activities are in line with our aim of vertical integration.  Through well planned vertical integration, we believe we will be able to own even more of the products we sell and own more of our distribution channels, allowing us to retain more of the end dollar spent by each customer.

RESULTS OF OPERATIONS

Revenue:

The Company markets health-related membership benefits programs, insurance programs and other solutions to individuals, families and employer groups nationwide. Total revenue was $8,018,123 and $13,487,456 for the three and six months ended June 30, 2008, an increase of approximately $7,585,533 and $12,894,999 from total revenue of $159,867 and $592,457 for the respective periods in 2007. New product offerings, growth in the Company’s membership base as well as the acquisitions of LifeGuard, JRM and USHBG contributed to the significant increase in revenue earned during the three and six months ended June 30, 2008. Revenue from said acquisitions accounted for $12,832,936 or ninety-nine percent (99%) of the increase for the six month period ended June 30, 2008.  An estimate for refunds of $175,473 has been included in membership fees and $14,985 has been included in cost of sales for the six months ended June 30, 2008. Cost of sales includes commissions and product costs of $5,271,623 and $9,259,344 for the three and six months ended June 30, 2008. Total cost of sales increased $5,766,006 and $6,133,826 for the three and six month period ended June 30, 2008. The increase in cost of sales is attributable to membership revenue growth.

Operating Expenses:

Our operating expenses for the three and six month period ended June 30, 2008 were $4,548,269 and $8,505,263,respectively, as compared to $1,095,350 and $6,121,909 for the three and six month period ended of June 30, 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Depreciation	$78,922	$2,435	$76,487	$125,902	$4,436	$121,466
Amortization	52,083	-	52,083	118,554	-	118,554
Office related expenses	554,139	97,410	456,729	912,782	161,578	751,204
Professional fees	(163,620)	233,194	(396,814)	557,533	2,097,807	(1,540,274)
Payroll and benefits	2,280,438	587,915	1,692,523	4,103,691	3,524,940	578,751
Travel	337,756	115,091	222,665	639,385	226,403	412,982
Selling and marketing	1,408,551	59,305	1,349,246	2,047,416	106,745	1,940,671

Total operating expenses	$4,548,269	$1,095,350	$3,452,919	$8,505,263	$6,121,909	$2,383,354

Depreciation & Amortization expense, which is computed on a straight-line method over the assets estimated lives, for the three and six months ended June 30, 2008, was $131,005 and $244,456, respectively, an increase of $128,570 and $240,020 over the same prior year period due to the inclusion of the fair value of the assets purchased in the LifeGuard, JRM and USHBG acquisitions.

Office related costs include rent, insurance, utilities and office maintenance.  For the three month period ended June 30, 2008, said costs were $133,017, $21,614, $231,984 and $167,524. For the six months ended June 30, 2008, said costs were $223,299, $127,563, $339,521 and $222,399, respectively.   The increase of  $456,729 and $751,204 for the three and six month period ended June 30, 2008 is a result of rent and significant telephone costs associated with subsidiaries that were acquired subsequent to June 30, 2007. These subsidiaries contain call center operations for selling products and/or handle customer service.

Professional fees consist of consulting, contract labor, legal costs and litigation accruals and accounting fees. For the three month period ended June 30, 2008, said costs were $1,032,586, $31,214, $(1,511,225) and $189,058. For the six months ended June 30, 2008, said costs were $1,201,161, $153,760, $(1,372,659) and $575,271, respectively. The decrease of $396,814 and $1,540,274, respectively, for the three and six month period is attributable to reversing a litigation contingency of $2,707,402 as a result of a favorable settlement (see Note 18 – Subsequent Events to the financial statements contained in this report). Excluding the effects of the litigation contingency reversal in the second quarter, professional fees increased $1,167,128 as a result of legal fees incurred for defending the Company in various litigation matters as well as audit fees incurred for the recent acquisition of USHBG.

Payroll and related expenses for the three and six months ended June 30, 2008 were $2,280,438 and $4,103,691, respectively, an increase of $1,692,523 and $578,751 over the same prior year periods.  Payroll and benefits have increased as a result of Company expansion and recent acquisitions.

Business travel expenses for the three and six months ended June 30, 2008 were $337,756 and $639,385, respectively, an increase of $222,665 and $412,982 over the same period prior year periods. The increase resulted mainly from additional travel required in negotiating contracts for the Company’s new programs, promoting additional sales, acquisitions and completing the financings that occurred during the first six months of 2008.

Selling and marketing for the three and six months ended June 30, 2008 were $1,408,551 and $2,047,416, respectively, an increase of $1,349,246 and $1,940,671 over the same prior year periods. The acquired operations of JRM, LifeGuard and USHBG have contributed to the significant increase in selling and marketing.

Interest Expense:

Interest expense for the three and six months ended June 30, 2008 was $94,633 and $130,170, respectively, compared to $84,739 and $113,851, respectively, for the same period in 2007.

Net loss:

The Company’s net loss amounted to $3,426,789 and $6,336,744 for the three and six months ended June 30, 2008 as compared to $1,165,331 and $6,168,610 for the three and six months ended June 30, 2007. Significant travel, payroll, consulting and marketing expenses have contributed to the increase in net loss between the said periods.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $532,099 and $849,399 for the three and six months ended June 30, 2008 compared to $99,735 and $141,110 for the same period in 2007. The increase from 2007 for all said periods was due to additional preferred stock issued by the Company during late fiscal 2007 and within the six month period ended June 30, 2008.

Loss per common share:

Loss per common share amounted to $0.02 and $0.04 for the three and six months ended June 30, 2008, respectively, compared to $0.01 and $0.06 for the three and six months ended June 30, 2007. Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding. Loss per common share does not give effect to warrants to acquire common stock and convertible securities because, while in a loss position, the effects would be anti-dilutive.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the three and six month periods ended June 30, 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net cash used by operating activities	$(6,948,949)	$(1,306,009)	$(11,782,618)	$(1,985,571)
Net cash used by investing activities	231,941	(100,001)	(399,794)	(100,001)
Net cash provided by financing activities	5,389,294	165,600	12,076,307	5,561,600

Net increase (decrease) in cash	$(1,327,714)	$(1,240,410)	$(106,105)	$3,476,028

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

2008	$223,320
2009	275,607
2010	215,170
2011	124,039
$838,136

Long-term debt consists of promissory notes and capital lease obligations.  Future minimum payments on a fiscal year basis are as follows (1)

2008	$45,442
2009	37,254
2010	17,204
2011	14,961
Thereafter	$114,861

(1)	Does not include interest

Funds from operations are the anticipated source to fulfill these commitments.

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

We believe that our current cash resources, together with anticipated revenue, will be sufficient to sustain our current planned operations for the next 12 months. The Company raised $13,000,000 from Vicis Capital in four tranches completed in January 2008, March 2008, April 2008 and June 2008.  Although management believes that the Company’s current cash position and anticipated revenue in 2008 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.  If additional cash resources are needed, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Presently, our disclosure controls and procedures are not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management. This conclusion was based on the material weaknesses identified with regard to internal controls over financial reporting, as described in the Company’s Annual Report for the year ended December 31, 2007.

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except for the case discussed below, as of June 30, 2008, there were no other material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2007 Annual Report and Quarterly Report for the period ended March 31, 2008 (the “March 31 Quarterly Report”).  Please refer to the 2007 Annual Report and the March 31 Quarterly Report for additional information regarding legal proceedings.

On August 6, 2008, the Company favorably settled the litigation pending in The Court of Common Pleas for Hamilton County, Ohio, Case No. A 0511133, captioned, Richard Abrahamson, Plaintiff vs. The Amacore Group, Inc., F/K/A Eye Care International, Inc. and Clark A. Marcus, Defendants, alleging breach of promissory notes, breach of oral loan agreements, action on account of promissory notes and oral agreements, breach of third party beneficiary contracts, breach of fiduciary duty to issue share certificate upon gift of share to plaintiff, breach of fiduciary duties and unjust enrichment. Actual damages alleged are in excess of $3,900,000, not including interest.  An additional $2,400,000 in punitive damages is also claimed. The amended complaint also asserts the right to recover attorney's fees.  The parties exchanged a mutual general release and litigation has been dismissed with prejudice.  Terms of the settlement are confidential.
Item 2. Unregistered Sales of Equity and Use of Proceeds

On March 31, 2008, the Company entered into a Private Stock Purchase Agreement with Raymond L. Dirks for the sale of 150,000 shares of its Class A Common Stock to Mr. Dirks for an aggregate purchase price of $500.00.  The shares issued by the Company in this transaction were issued in a private placement transaction in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

On April 25, 2008, the Company entered into promissory note agreements and warrant agreements with 5 private investors.  For the said investors, the purchase price of the respective notes were $195,000, $95,000, $95,000, $95,000, and $95,000, respectively.  In addition, the warrant entitlements for said investors were 633,569, 308,662, 308,662, 308,662, and 308,662.

Item 3. Defaults Upon Senior Securities

The information set forth in Note 8 – Notes and Loans Payable to the financial statements contained in this report is incorporated herein by reference.

Approximately $701,450 of the notes in default listed in Note 10 – Notes and Loans Payable, to the financial statements contained in this report, are held by investors who have been supporters of the Company over the past years.  The Company is in the process of negotiating a conversion to equity for these notes.  While the Company believes that such a conversion is likely, it cannot assure that this will be the eventual outcome.

Two of the notes in default listed in Note 10 – Notes and Loans Payable to the financial statements contained in this report, totaling approximately $385,000, are currently in dispute by the Company.  The Company believes that these notes are not payable but has retained the notes on the balance sheet at June 30, 2008 and will continue to do so until such notes are legally extinguished.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 8, 2008, shareholders voted to amend the Certificate of Designation of Preferred Stock Series G.

Item 5. Other Information.

On June 16, 2008, the Board of Directors of the Company appointed Scott Smith, 56, as the Company’s Chief Operating Officer, effective June 16, 2008.

Since December 2007, Mr. Smith served as Chief Operating Officer of LifeGuard.  Mr. Smith served as Chief Marketing Officer of ECOM PPO Advisors Inc., a technology company that assists companies in maximizing their preferred provider discounts and savings, from 2006 through 2007.  From 2004 to 2006, Mr. Smith served in several senior executive positions at Insurance Capital Management, Inc., a holding company focusing on insurance marketing and discount benefit programs, including President and Chief Executive Officer.  Prior to 2004, Mr. Smith served as President and Chief Executive Officer of National Health Insurance Company, a life health and annuity insurance company which specialized in health insurance for self employed individuals and qualified annuities in the 403(b) teachers market.

The Company and Mr. Smith entered into an Employment Agreement commencing on June 16, 2008 and ending on June 16,  2011.  Under the agreement, Mr. Smith’s initial annual base salary is $250,000, subject to annual increases as determined by the Board.  The annual percentage increase in such salary shall be no less than the percentage increase in the consumer price index for the Dallas, Texas metropolitan area for the applicable year.  Mr. Smith is also entitled to receive an annual “special bonus” as follows: one half percent (0.50%) of the Company’s pre-tax profits of the preceding fiscal year up to the first $1,000,000 of such pre-tax profits; plus three quarters of a percent (0.75%) of the Company’s pre-tax profits over $1,000,000 and up to $2,000,000; plus one percent (1%) of all pre-tax profits over $2,000,000 and up to $4,000,000; plus one and one quarter percent (1.25%) for all pre-tax profits over $4,000,000.  Mr. Smith may also receive other bonuses as the Board deems appropriate.  Mr. Smith is eligible to participate in all employee benefit programs generally afforded to other senior executives of the Company.

Mr. Smith also received a warrant to purchase 1,000,000 shares of the Company’s Class A common stock.   This warrant vests in annual increments of 250,000 shares on July 1 of each of the years 2008 through 2011, inclusive, provided that Mr. Smith remains employed with the Company on each such vesting date.  The warrant exercise price and term is $0.38 and 5 years, respectively, and expires on June 13, 2013.  A copy of the employment agreement is filed herewith as Exhibit 10.8 and is incorporated herein by reference.

If Mr. Smith terminates his employment as a result of the Company’s uncured breach of his agreement or in the event that 50% of the equity securities of the Company are acquired by any single person or group at an average acquisition price of at least $5.00 per share and Mr. Smith’s employment is terminated within twelve months of such event other than for cause, then Mr. Smith shall be entitled to receive a lump sum amount equal to the sum of the following: (i) accrued but unpaid Salary; (ii) accrued but unpaid expenses; (iii) accrued but unpaid bonuses; (iv) unissued warrants; and (v) the total compensation which would have been payable to Mr. Smith through the greater of the remaining term of the agreement as of the date of termination or three years following the termination.  In addition, any outstanding warrants held by Mr. Smith shall become fully vested and exercisable as of the termination date.  If Mr. Smith is terminated for cause (as defined in the agreement), he is entitled to receive an amount equal to the sum of accrued but unpaid expenses and bonuses plus the net salary compensation which would have been paid through the termination date.  All unvested securities shall be forfeited as of the termination date.

Mr. Smith also entered into the Company’s form of Confidentiality Non-Competition Agreement.

A copy of the employment agreement is filed herewith as Exhibit 10.7 and is incorporated herein by reference.

Item 6. Exhibits

(a) Exhibits:

2.1.1 Stock Purchase Agreement between the Company, US Health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated March 31, 2008 and effective April 1, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2008).

2.1.2 Addendum to Stock Purchase Agreement between the Company, US Health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated April 3, 2008 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2008).

3.1.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 18, 2008).

3.1.2 Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to Form 10SB12G/A filed on September 18, 2000).

3.1.3 Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to the Company’s 2007 Annual Report).

3.1.4 Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to the Company’s 2007 Annual Report).

3.1.5 Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to the Company’s 2007 Annual Report).

3.1.6  Amended and Restated Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2008).

3.1.7 Certificate of Designation of Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2008).

10.1 Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated April 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2008).

10.2 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated April 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2008).

10.3 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated April 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2008).

10.4 Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated June 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2008).

10.5 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated June 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2008).

10.6 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated June 2, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2008).

10.7 Employment with Chief Operating Officer

10.8 Warrant Agreement with Chief Operating Officer

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

Dated: August 14, 2008	/s/ Clark A. Marcus
Clark A. Marcus
Chief Executive Officer

Dated: August 14, 2008	/s/ Giuseppe Crisafi
Giuseppe Crisafi
Chief Financial Officer

EXHIBIT INDEX

2.1.1 Stock Purchase Agreement between the Company, US Health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated March 31, 2008 and effective April 1, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2008).

2.1.2 Addendum to Stock Purchase Agreement between the Company, US Health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated April 3, 2008 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2008).

3.1.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 18, 2008).

3.1.2 Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to Form 10SB12G/A filed on September 18, 2000).

3.1.3 Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to the Company’s 2007 Annual Report).

3.1.4 Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to the Company’s 2007 Annual Report).

3.1.5 Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to the Company’s 2007 Annual Report).

3.1.6  Amended and Restated Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2008).

3.1.7 Certificate of Designation of Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2008).

10.1 Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated April 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2008).

10.2 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated April 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2008).

10.3 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated April 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2008).

10.4 Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated June 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2008).

10.5 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated June 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2008).

10.6 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated June 2, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2008).

10.7 Employment with Chief Operating Officer

10.8 Warrant Agreement with Chief Operating Officer

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002