Form 10-Q
period 2008-09-30
AMACORE GROUP, INC.
filed 2008-12-22
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 17, 2008:
153,884,987 Class A Common Shares
1,873,882 Class B Common Shares

THE AMACORE GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Page No.
Item 1. Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets - September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations – For the Three and Nine Months Ended September 30, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows – For the Nine Months Ended September 30, 2008 and 2007	5

Notes to Interim Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Item 4T. Controls and Procedures.	31 31

PART II - OTHER INFORMATION

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash	$541,802	$2,161,042
Restricted cash	-	316,935
Accounts receivable (net of $50,662 and $0 allowance
for doubtful accounts in 2008 and 2007, respectively)	355,372	470,049
Non-trade receivables – related party	23,511	64,385
Inventory	23,891	37,814
Deferred expenses	3,695,694	1,023,798
Deposits and advances	936,046	61,236
Total current assets	5,576,316	4,135,259

Property, plant and equipment (net of accumulated depreciation of $338,302 and $132,387 for 2008 and 2007, respectively)	878,216	418,356

Other assets
Deferred customer acquisition costs	579,636	-
Goodwill and other intangible assets	10,054,064	14,725,250
Other	1,434,966	-
Total other assets	12,068,666	14,725,250
Total assets	$18,523,198	$19,278,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,473,635	$2,639,200
Accounts payable - related party	478,235	590,888
Loans and notes payable	1,734,446	1,414,530
Accrued expenses and other liabilities	2,336,398	5,147,665
Deferred compensation - related party	324,851	602,344
Deferred revenue	2,116,414	1,409,984
Deferred acquisition payments	465,685	-
Total current liabilities	11,929,664	11,804,611

Long-Term Liabilities
Capital lease obligation	63,212	-
Deferred acquisition payments	772,609	-
Accrued dividends	1,434,014	479,896
Fair value of redeemable warrants	11,159,775	-
Total long-term liabilities	13,429,610	479,896

Total liabilities	25,359,274	12,284,507

Stockholders' (Deficit) Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series D mandatory convertible preferred stock; 694.6 shares authorized;
694.6 shares issued and outstanding for 2008 and 2007, respectively	-	-
Series E mandatory convertible preferred stock; 139 shares authorized;
139 shares issued and outstanding for 2008 and 2007, respectively	-	-
Series G mandatory convertible preferred stock; 1200 shares authorized;
1,200 and 300 shares issued and outstanding for 2008 and 2007, respectively	1	-
Series H mandatory convertible preferred stock; 400 shares authorized;
400 and 0 shares issued and outstanding for 2008 and 2007, respectively	-	-
Series I mandatory convertible preferred stock; 10,000 shares authorized;
400 and 0 shares issued and outstanding for 2008 and 2007, respectively.	-	-
Series A mandatory convertible preferred stock; 1,500 shares authorized;
155 shares issued and outstanding for 2008 and 2007, respectively	-	-
Common Stock A, $.001 par value, 1,360,000,000 shares authorized;
151,834,329 and 110,149,156 shares issued and outstanding for 2008 and 2007, respectively.	151,835	110,149
Common Stock B, $.001 par value, 120,000,000 shares authorized;
1,873,882 and 27,563,802 shares issued and outstanding for 2008 and 2007, respectively.	1,874	27,563
Additional paid-in capital	101,112,410	83,956,054
Accumulated deficit	(108,102,196)	(77,099,408)
Total stockholders' (deficit) equity	(6,836,076)	6,994,358

Total liabilities and stockholders' (deficit) equity	$18,523,198	$19,278,865

See notes to condensed consolidated financial statements

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Membership fees	$7,096,301	$215,005	$18,367,063	$807,462
Commissions	404,953	-	1,083,734	-
Marketing fees and materials	1,051,399	-	1,788,796	-
Total revenues	8,552,653	215,005	21,239,593	807,462

COST OF SALES
Sales commissions	4,577,399	131,621	10,949,551	565,540
Benefit and service cost	1,393,609	-	4,303,312	-
Total cost of sales	5,971,008	131,621	15,252,863	565,540

GROSS PROFIT	2,581,645	83,384	5,986,730	241,922

OPERATING EXPENSES
Depreciation	100,036	2,745	225,939	7,181
Amortization	1,001,142	-	2,725,834	-
Office-related expenses	602,271	128,565	1,427,706	290,143
Professional fees	1,583,485	240,145	2,141,098	2,337,952
Payroll and employee benefits	2,299,556	683,419	6,500,665	4,208,359
Travel	401,935	123,828	1,024,041	350,231
Selling and marketing	3,351,142	133,105	8,115,736	239,850
Impairment loss on goodwill and other intangible assets	15,308,944	-	15,308,944	-
Total operating expenses	24,648,511	1,311,807	37,469,963	7,433,716

Loss from operations before other income and expense	(22,066,866)	(1,228,423)	(31,483,233)	(7,191,794)

OTHER INCOME (EXPENSE)
Interest income	3,564	30,425	20,678	80,147
Interest expense	(562,456)	(59,485)	(691,618)	(173,336)
Loss on conversion of note payable	-	-	(242,653)	-
Change in fair value of redeemable warrants	11,448,822	-	2,538,644	-
Other	1,280	-	8,993	-
Total other income (expense)	10,891,210	(29,060)	1,634,044	(93,189)

Net loss before income taxes	(11,175,656)	(1,257,483)	(29,849,189)	(7,284,983)

Income taxes	-	-	-	-

Net loss	(11,175,656)	(1,257,483)	(29,849,189)	(7,284,983)
Preferred stock dividend and accretion	(489,524)	(180,789)	(1,153,599)	(449,897)

Net loss available to common stockholders	$(11,665,180)	$(1,438,272)	$(31,002,788)	$(7,734,880)

Basic and diluted loss per share	$(0.08)	$(0.01)	$(0.21)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	149,297,612	98,893,979	145,866,798	97,458,644

See notes to condensed consolidated financial statements

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net loss	$(29,849,189)	$(7,284,982)
Adjustment to reconcile net loss to net cash
used in operating activities:
Amortization of intangible assets	2,725,834	-
Amortization of discount on notes payable	504,419	-
Depreciation	225,939	7,181
Gain on change in fair value of redeemable and noncompensatory warrants	(17,288,644)	-
Loss on impairment of goodwill and other intangible assets	15,308,944	-
Loss on conversion of note payable	242,652	-
Loss on the issuance of redeemable warrants	14,750,000	-
Provision for doubtful accounts	50,662	-
Share-based payments to employees and consultants	1,870,586	4,471,526
Changes in operating assets and liabilities:
Decrease in accounts receivable	184,618	4,354
Decrease in accounts receivable - related party	40,874	-
Decrease in inventory and prepaid expenses	13,923	10,610
Increase in deferred expenses	(2,651,639)	-
Increase in deposits and advances	(874,810)	-
Increase in deferred customer acquisition costs	(579,636)	-
Increase in other assets	(1,250,736)	-
(Decrease) Increase in accounts payable and accrued expenses	(1,113,811)	110,500
Decrease in deferred compensation	(277,493)	(416,034)
Increase in deferred revenue	706,430	50,023

Net cash used by operating activities	(17,261,077)	(3,046,822)

Cash flows from investing activities
Acquisition payment	(1,215,568)	(25,000)
Purchase of property and equipment	(340,588)	(98,949)
Purchase of certificate of deposit	(184,230)	-
Decrease in restricted cash	316,935	-
Net cash used by investing activities	(1,423,451)	(123,949)

Cash flows from financing activities
Deferred acquisition payments	(134,092)	-
Equity issuance costs	(510,000)	-
Net proceeds from credit card borrowing	101,880	-
Payments made on notes payable	(515,000)	-
Payments on and redemption of convertible notes	(575,000)	(75,000)
Proceeds from exercise of common stock warrants	122,000	39,700
Proceeds from private placement equity issuance	500	-
Proceeds from promissory notes	1,575,000	5,213,000
Proceeds from sale of preferred stock and redeemable warrants	17,000,000	-
Net cash provided by financing activities	17,065,288	5,177,700

(Decrease) increase in cash	(1,619,240)	2,006,929

Cash, beginning of period	2,161,042	135,046

Cash, end of period	$541,802	$2,141,975

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$43,521	$53,519

Cash paid for income taxes	$-	$-
See notes to condensed consolidated financial statements

THE AMACORE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

The Amacore Group, Inc. (Amacore or the Company) develops, designs and distributes health-related membership benefit programs, insurance programs, and other health-care solutions, primarily through its wholly-owned subsidiary, LifeGuard Benefit Services, Inc. (LifeGuard).  The Company’s products include discount benefit and/or limited-medical benefit products such as hearing, dental, vision and doctor reimbursements, among others.  The components of these product offerings represent both Company-developed products as well as products marketed through arrangements with other vendors.  Additionally, the Company utilizes its distribution network to market certain non health-related products and services.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Management’s Assessment of Liquidity

At September 30, 2008, the Company had negative working capital of $6,353,348 and an accumulated deficit of $108,102,196.  For the nine months ended September 30, 2008 the Company had a net loss of $29,849,189. We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain our current planned operations for the next 12 months.  During 2008, the Company has raised from an outside source $19,500,000 of equity funding.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates that require management’s most difficult and subjective judgments include the reserve for sales refunds, impairment of goodwill and other long-lived assets and the fair value of common stock and warrants issued.  Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Revenue Recognition

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned.  These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  As these products often include elements sold through contracts with third-party providers the Company considers each contractual arrangement in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19).  The Company’s current contracts meet the requirements of EITF 99-19 for reporting revenue on a gross basis.

The Company records a reduction in revenue for estimated refunds, chargebacks from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.  In January 2008, the Company entered into an arrangement with a third party to expand distribution of the Company’s products.  The terms of this arrangement led to a significant increase in refunds and chargebacks.  Refunds, chargebacks and allowances totaled $3,434,589 and $94,249 for the three months ended September 30, 2008 and 2007, respectively, and $6,734,601 and $495,297 for the nine months ended September 30, 2008 and 2007, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.

Commissions

The Company is paid a commission for its sales of third-party products. Commissions are recognized as products are sold and services performed and the Company has accomplished all activities necessary to complete the earnings process.

Marketing Fees and Materials

The Company markets certain of its products through a multi-level sales organization whereby independent distributors establish their own network of associates.  The independent distributors pay the Company a fee to become marketing representatives on behalf of the Company.  In exchange, the representatives receive various marketing and promotional materials and tools.  The Company also earns ancillary revenue from the sale of marketing materials.  Revenue is recognized when marketing materials are provided to the representatives.

Concentration of Credit Risk

For the nine months ended September 30, 2008, revenue generated by LifeGuard represented approximately 80% of total consolidated revenue.  Lifeguard’s products are dependent upon strategic relationships with insurance companies; accordingly, a change in these strategic relationships, contractual or otherwise, could negatively impact the Company’s business.

For the nine months ended September 30, 2008, one of Lifeguard’s customers represented 51% of LifeGuard’s revenue or 50% of consolidated revenue.

At certain times, the Company’s bank deposits exceed the amounts insured by the FDIC. As of September 30, 2008, the Company had deposits in excess of FDIC insured limits of $442,180.  Should the financial institution cease operations when the Company’s deposit balances exceed FDIC insured limits, it would be a significant disruption to the Company’s cash flow.  Management continually monitors the Company’s banking relationships to lessen this risk.  In addition, a majority of the Company’s credit card processing is with one merchant processor.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customers are reviewed to arrive at appropriate allowances.  Based on the Company’s historical experience and an assessment of specific accounts, an allowance of $50,662 has been provided at September 30, 2008.  No allowance was required at December 31, 2007.

Customer Acquisition Costs

Customer acquisition costs relate to contractual arrangements with certain marketing companies primarily for the sale of Lifeguard products. Payments are made as leads are provided and are amortized to cost of goods sold over a term relevant to the expected life of the membership.  The majority of these costs are amortized on an accelerated basis over a period less than twelve months, in proportion to recognition of the related revenue.  At September 30, 2008 and December 31, 2007, unamortized customer acquisition costs of $2,734,354 and $0, respectively, are included in deferred expenses and $579,636 and $0, respectively, are included in deferred customer acquisition costs in the accompanying balance sheets.  Amounts paid for leads that do not result in a sale are expensed immediately as a selling and marketing expense.

In January 2008, the Company entered into an arrangement with a third party to expand distribution of the Company’s products resulting in an increase in customer acquisition costs for the three and nine months ended September 30, 2008.  Customer acquisition costs of $1,818,987 and $0 for the three months ended September 30, 2008 and 2007, respectively, and $5,106,504 and $0 for the nine months ended September 30, 2008 and 2007, respectively, are included in selling and marketing in the accompanying statements of operations.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: computer hardware and computer software, 3 years; furniture and fixtures, 7 years; equipment and machinery, 5 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset.  When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the results of operations.

Property, plant and equipment, net of accumulated depreciation, consist of the following:

	September 30, 2008	December 31, 2007

Computer hardware	$137,651	$418,804
Furniture and fixtures	505,393	70,634
Equipment and machinery	385,733	21,372
Building improvements	187,741	39,933
	1,216,518	550,743
Less accumulated depreciation	(338,302)	(132,387)

Total	$878,216	$418,356

Depreciation expense including depreciation of assets held under capital leases, was $100,036 and $2,745 for the three months ended September 30, 2008 and 2007, respectively, and $225,939 and $7,181 for the nine months ended September 30, 2008 and 2007, respectively.

Goodwill and Acquired Intangible Assets

Management assesses goodwill related to reporting units for impairment annually as of October 1 or more frequently if an event occurs or circumstances indicate that the asset might be impaired and determines if a reduction of the carrying amount of goodwill is required.  An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit (see Note 5).

Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives on a straight-line basis as follows:

Software	3 years
Customer and vendor relationships	5 years
Tradenames	16 months

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  To determine recoverability, the Company compares the carrying value of the assets to the estimated future cash flows.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R Share Based Payment (SFAS 123R).  SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.  The Company uses the Black-Scholes Option model in computing fair value of warrant instrument issuances and uses market value of Common A and Common B stock issuances.

The Company determines the measurement date of its share-based payments made to non-employees in accordance EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).  EITF 96-18 requires the issuer to measure the fair value of the equity instrument using the stock price or other measurement assumptions as of the earlier of either of the following:  the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete.

Loss Per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  Weighted average shares outstanding include both Class A and Class B Common stock.  There is no difference between the dividend rights and earnings allocation of Class A and Class B Common stock.

The following sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Numerator:
Net loss	$(11,175,656)	$(1,257,483)	$(29,849,189)	$(7,284,983)
Less preferred stock dividends and accretion	(489,524)	(180,789)	(1,153,599)	(449,897)

Net loss applicable to common stockholders	$(11,665,180)	$(1,438,272)	$(31,002,788)	$(7,734,880)

Denominator:
Weighted average basic and fully diluted shares outstanding	149,297,612	98,893,979	145,866,798	97,458,644

Net loss per common share - basic and diluted	$(0.08)	$(0.01)	$(0.21)	$(0.08)

As the Company reported losses in all periods presented, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive.  Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	As of September 30,
	2008	2007

Potentially dilutive securities outstanding at end of period:
Common stock warrants	190,817,717	21,359,760
Convertible preferred stock:
Series A	310,000	310,000
Series D	694,600,000	694,600,000
Series E	69,500,000	42,000,000
Series G	2,400,000	-
Series H	800,000	-
Series I	800,000	-
Total	959,227,717	758,269,760

Weighted-average share equivalents outstanding	862,094,874	540,577,265

Fair Value Measurements

Statement of Financial Accounting Standard No. 157 (“SFAS 157”) Fair Value Measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition.  However, in certain cases, the transaction price may not represent fair value. Prior to SFAS 157, the fair value of a liability was often based on a settlement price concept, which assumed the liability was extinguished.  Under SFAS 157, fair value is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.  Accordingly, fair value is no longer determined based solely upon the perspective of the reporting entity.  When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach.  SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs.  SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.  FAS 157 establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.  Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  Level 3 assets and liabilities include those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as those for which the determination of fair value requires significant management judgment or estimation.

Reclassifications

Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements Issued But Not Yet Adopted

In December 2007, the FASB issued SFAS 160 Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160’).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company believes that SFAS 160 will not have a material impact, if any, on its financial statements.

In February 2008, the FASB issued Financial Staff Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 FSP 157-2, which delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  FSP 157-2 is effective for us beginning January 1, 2009.  The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157 for which effectiveness was delayed by FSP 157-2 on the Company’s consolidated financial position and results of operations.

In March 2008, the Emerging Issues Task Force issued EITF 08-4 Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 08-4).  The Task Force reached a consensus-for-exposure that the conforming changes to Issue 98-5 shall be effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The effect, if any, of applying the conforming changes shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented (retrospective application).  Additionally, any transition impact of applying these conforming changes shall comply with the disclosure requirements of Statement 154 for changes in accounting principles.  In connection with the adoption of EITF 08-4, the Company expects that it will have a retrospective adjustment of approximately $458,000 to its 2008 beginning retained earnings for the cumulative effect of adjusting the accretion of the beneficial conversion feature of certain of the Company’s convertible preferred stock.

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the nine months ended:

	For the nine months ended
	September 30, 2008	September 30, 2007

Beneficial conversion feature accretion	$227,312	$-

Common stock issued as acquisition consideration	9,000,000	180,000

Conversion of Common B stock to Common A stock	25,689	-

Conversion value of notes payable and interest to common stock	645,814	52,000

Conversion value of notes payable and interest to preferred stock	-	4,811,000

Liability issued as acquisition consideration	1,352,129	-

Payment of accounts payable with common stock	-	46,540

Preferred stock dividends	926,287	449,897

Reclassification of noncompensatory warrants from equity to liability	44,000	-

Property and equipment acquired under capital lease	63,212	-

NOTE 4 – ACQUISITIONS

Effective April 1, 2008, the Company acquired 100% of the outstanding common stock of U.S. Health Benefits Group (USHBG), a call center-based marketing company that was a key agent for the Company’s LifeGuard products.  The consideration for the acquisition was a combination of cash and stock.  The agreed value of the acquisition was $14,300,000 and was payable as follows:

●	Cash at closing $1,215,568, net of cash acquired
●	1,800,000 unregistered shares of Class A common stock with a deemed value of $5.00 per share ($9,000,000 equivalent)
●	Deferred cash payments of $1,609,090 payable in equal installments quarterly over a three-year period
●	Contingent consideration of $2,550,000, consisting of $850,000 based on performance targets in each of the next three years. This amount may be increased if USHBG exceeds its performance targets.

The purchase agreement provides for a share adjustment, if necessary, 18 months from the acquisition’s effective date.  Within the immediately preceding thirty-day period prior to the 18-month anniversary of closing (the “Share Adjustment Date”) if the Company’s common stock has an average trading price below $5.00 per share (subject to certain adjustments), additional shares of the Company’s common stock will be issued such that the aggregate number of shares issued under the terms of the merger agreement have a value equal to the agreed-upon value of $9,000,000.  In the event the Company’s common stock has an average trading price for the said period of $5.00 or more, no adjustment shall be made to the amount of common stock previously issued and the previous stock issuance shall be deemed final and not subject to further adjustment.  However, in the event the average common stock price is below $1.50 for the said adjustment period, the Company has the right to effectively unwind the merger and irrevocably transfer 100% of USHBG’s acquired stock to previous USHBG shareholders.  In addition, in such event the Company has the right to receive from USHBG shareholders 80% of the Company’s common stock issued as consideration. At September 30, 2008, the Company’s common stock had a trading price of $0.19 per share.  If the Company’s common stock is trading at this price at the Share Adjustment Date, the Company will be required to either issue 47,368,421 shares or unwind the transaction.

The USHBG purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition of April 1, 2008.  The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill.

The following table summarizes the estimated fair values of net assets acquired:

Tangible assets:
Cash and cash equivalents	$59,432
Accounts receivable	120,603
Fixed assets	271,453
Total tangible assets	451,488

Liabilities:
Accounts payable	67,005
Accrued expenses	97,245
Loans and notes payable	83,036
Total liabilities	247,286
Net tangible assets acquired	204,202
Identifiable intangible assets	6,019,000
Goodwill	5,402,243
Total net assets acquired	$11,625,445

The difference between the agreed value of the acquisition of $14,300,000 and the total net assets acquired of $11,625,445 is a result of discounting the deferred cash payments as well as excluding contingent consideration as required by SFAS 141, Business Combinations.  The earn-out provision of the acquisition agreement is based on future earnings of USHBG and, thus, represents contingent consideration.  Once the contingency period expires and the earn-out is determinable, this additional acquisition consideration, if any, will be recorded as additional purchase price and, consequently, will increase the goodwill associated with this acquisition.  As disclosed in Note 5, an impairment charge was recorded during the three months ended September 30, 2008 associated with the goodwill and intangible assets acquired in respect to the USHBG acquisition.

The identified intangible assets include the USHBG trade name, computer software, and customer relationships.  The Company engaged a third-party valuation specialist to assist in estimating the fair value of the acquired intangible assets.

The following unaudited pro forma information shows the results of the Company’s operations as though the USHBG acquisition had occurred as of the beginning of that period:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Total revenues	$21,564,687	$5,161,358
Net loss	$(31,220,467)	$(7,099,628)
Basic and diluted loss per share	$(0.21)	$(0.06)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the merger taken place as of the beginning of the periods presented, or the results that may occur in the future.

On September 1, 2007, the Company acquired 100% ownership of JRM Benefits Consultants, LLC (JRM); and on October 9, 2007, the Company acquired 100% ownership of LifeGuard Benefit Services, Inc. (LifeGuard).

The Company has completed the identification and valuation analysis of the intangible assets acquired in respect to the LifeGuard acquisition.  Prior to the completion of the Company’s valuation analysis these intangible assets were identified as unallocated assets in the consolidated balance sheet (see Note 5).  Based upon the finalized allocation, the Company has adjusted amortization expense.

The following table summarizes goodwill and the other identifiable intangible assets in respect to the LifeGuard acquisition and their respective estimated fair values as reclassified from the unallocated assets balance as of the acquisition date:

Customer and vendor relationships	$10,688,000
Software	465,000
Trademark and tradename	710,000
Total identifiable intangible assets	11,863,000
Goodwill	4,281,662
$16,144,662

Unaudited pro forma operating data for the three and nine months ended September 30, 2007 presented as though JRM and LifeGuard had been acquired at January 1, 2007 follows.  The unaudited pro forma operating data does not purport to represent what the Company’s actual results of operations would have been had we acquired JRM and LifeGuard on January 1, 2007 and should not serve as a forecast of the Company’s operating results for any future periods.  The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time.  The unaudited pro forma operating data is presented as follows:

For the Nine Months
Ended
September 30, 2007
Total revenues	$6,017,777
Net loss	$(8,553,266)
Basic and diluted loss per share	$(0.09)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the components of goodwill and other intangible assets as of September 30, 2008 and December 31, 2007:

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Impairment Loss	Adjusted Carrying Value
Goodwill	$10,006,147	$-	$10,006,147	$3,597,544	$6,408,603
Customer and vendor relationships	16,262,000	2,167,300	14,094,700	11,455,700	2,639,000
Software	742,250	211,614	530,636	-	530,636
Trademarks and tradenames	1,130,900	399,375	731,525	255,700	475,825
Total	$28,141,297	$2,778,289	$25,363,008	$15,308,944	$10,054,064

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Impairment Loss	Adjusted Carrying Value
Goodwill	$492,144	$-	$492,144	$-	$492,144
Software	708,250	41,164	667,086	-	667,086
Unallocated assets	13,566,020	-	13,566,020	-	13,566,020
Total	$14,766,414	$41,164	$14,725,250	$-	$14,725,250

Goodwill represents the excess of the purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed in respect to the JRM, Lifeguard and USHBG acquisitions.  None of this goodwill is expected to be deducted for tax purposes.

Amortization expense related to all of the Company’s identifiable intangible assets for the three months ended September 30, 2008 and 2007 was $1,001,142 and $0, respectively, and for the nine months ended September 30, 2008 and 2007 was $2,725,834 and $0, respectively.  Management estimates amortization expense of approximately $3,480,265 over the next five years.  Future amortization of intangible assets is shown in the following table:

2008	$342,025
2009	1,013,097
2010	789,474
2011	602,612
2012	586,445
Thereafter	146,612
Total	$3,480,265

The weighted-average remaining amortization period for customer and vendor relationships, software and amortizable trademarks and trade names is 4.31 years, 2.10 years and 7 months, respectively.

The table below presents the total carrying amount by intangible asset class for intangible assets not subject to amortization.

	Carrying Value
	September 30, 2008	December 31, 2007
Goodwill	$6,408,603	$492,144
Trademarks and tradenames	165,200	-
Total	$6,573,803	$492,144

Based on the Company’s impairment analysis and consideration of the current and expected future market conditions, we determined that goodwill and certain intangible assets related to the JRM, LifeGuard and USHBG reporting units were impaired in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets and the Company recorded non-cash, pre-tax total impairment charges of $305,444, $9,084,800 and $5,918,700, respectively.  The analysis was conducted by independent valuation specialists.  The decline in estimated fair values resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.

Inherent in management’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be more or less than their respective carrying amounts.  In addition, to the extent that there are significant changes in market conditions or overall economic conditions or the Company’s strategic plans change, it is possible that the Company’s conclusion regarding impairment could change.

The Company has recognized an aggregate impairment loss on goodwill and other intangible assets in the amount of $15,308,944 for the three months ended September 30, 2008.  This impairment loss has been included within the Company’s loss from continuing operations under the caption “Impairment loss on goodwill and other intangible assets.”  Of the aggregate impairment loss, $3,597,544 was attributable to carrying amounts of goodwill.  The following table details the impairment loss by intangible asset category as well as by reporting unit.

	Reporting Unit
Intangible asset category:	JRM	LifeGuard	USHBG	Total
Goodwill	$165,844	$-	$3,431,700	$3,597,544
Customer and vendor relationships	113,900	9,084,800	2,257,000	11,455,700
Trademarks and tradenames	25,700	-	230,000	255,700
	$305,444	$9,084,800	$5,918,700	$15,308,944

NOTE 6 - NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of September 30, 2008 and December 31, 2007:

	2008	2007

Promissory notes payable to investors and stockholders, bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	$557,500	$572,500

Convertible promissory notes payable to investors and stockholders; bearing interest ranging from 10% to 11% per annum; due through December 2006; currently in default	122,000	122,000

Convertible promissory notes payable to investors and stockholders; bearing interest ranging from 8% to 10% per annum; due through December 2007; currently in default	7,000	357,000

Promissory notes payable to investors and stockholders; bearing interest of 1.53% per annum; due through June 2004, increasing to 15% thereafter, currently in default	114,950	114,950

Promissory notes payable to CEO bearing interest of 6% per annum; payable on demand	500,000	-

Revolving consumer credit cards	373,127	228,557

Capital lease obligation	104,489	-

Promissory notes payable to related parties (on demand; noninterest bearing)	18,592	19,523

Total notes and loans payable	$1,797,658	$1,414,530

At the date of issue of each of the convertible notes, the conversion price was equal to or exceeded the stock price at the time of issue, and as such, no intrinsic value was allocated to the embedded option of each note.  As of September 30, 2008, all of the promissory notes payable are classified as current due to either maturity dates or events of default.  The following schedule details the future payments on capital leases:

2008	$10,031
2009	40,938
2010	29,251
2011	17,609
2012	6,660
$104,489

Approximately $686,500 of the above listed notes in default are held by investors who have been supporters of the Company over the past years.  The Company is in the process of negotiating either a conversion to equity or a restructuring of the terms of the notes.  For the nine months ended September 30, 2008, the Company, upon notification by the noteholders, converted $450,000 of outstanding notes payable including accrued interest of $97,211 into 5,649,300 shares of common stock.

On April 25, 2008, the Company issued $575,000 of convertible promissory notes with detachable warrants to acquire 1,868,217 shares to investors and shareholders.  The notes bear interest at10% per annum accruing quarterly and are due April 25, 2010.  The holders of the warrants have the ability, under certain circumstances, to require cash settlement.  Therefore, the warrants have been classified as liabilities.  The fair value of the warrants of $504,419 was determined by an independent valuation specialist using the Black-Scholes Option model with a volatility of 139%, risk free rate of 3.14%, a five year expected term and no dividends.  Proceeds equal to the full fair value of the warrants were assigned to the warrants, resulting in discount on the convertible notes in the amount of $504,419.  The discount is amortized to interest expense using the effective interest method.  On August 9, 2008, the Company received a call notice on these notes.  The Company on September 8, 2008, paid $575,000 of principal and $21,582 of accrued interest.  Unamortized discount of $479,544 existed at the time of payoff and, consequently, was recognized as additional interest expense.

NOTE 7 —PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock.

Series B, C, D, E, G, H and I Preferred Stock are entitled to receive dividends payable on the stated value of the preferred stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter.  Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds legally available for the payment of dividends.  Dividends are payable in cash or common stock, at the option of the holder.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  At September 30, 2008 and December 31, 2007, accrued and unpaid dividends related to the preferred stock are $1,434,014 and $479,896, respectively.  The Company’s Series A Preferred Stock does not accrue dividends.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, and before any junior security of the Company, the holders of preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the stated value of holder’s respective preferred stock series plus the aggregate amount of accumulated but unpaid dividends on each share of preferred stock.  If, upon a liquidation event, the assets of the Company are insufficient to permit payment in full to such holders of the aggregate amount that they are entitled to be paid by their respective terms, then the entire assets, or proceeds thereof, available to be distributed to the Company’s stockholders shall be distributed to the holders of the preferred stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.  The liquidation value of Series A, B, C, D, E, G, H and I as of September 30, 2008 was $155,000, $0, $0, $7,639,206, $1,535,286, $12,486,555, $4,080,300 and $4,028,667, respectively.

The table below sets forth the preferred stock outstanding as of September 30, 2008 and December 31, 2007.  Note that no shares of Series B or Series C Preferred Stock were outstanding as of September 30, 2008 or December 31, 2007.

	September 30,	December 31,
	2008	2007

Series A	155	155
Series D	695	695
Series E	139	139
Series G	1,200	300
Series H	400	-
Series I	400	-
	2,989	1,289

Preferred Stock Series A

As of September 30, 2008, 155 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were outstanding. There were no issuances of Series A Preferred Stock during the three and nine month periods ended September 30, 2008.  Each share of Series A Preferred Stock is convertible into 2,000 shares of Class A common stock, subject to adjustment for stock dividend, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.  As of September 30, 2008, the outstanding shares of Series A Preferred Stock were convertible into 310,000 shares of Class A common stock.

Preferred Stock Series B

Each share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) is convertible at any time, at the option of the holder, into one share of Class A common stock, subject to adjustment for stock dividends, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.   There were no issuances of Series B Preferred Stock during the three and nine month periods ended September 30, 2008.  As of September 30, 2008, no shares of Series B Preferred Stock were outstanding.

Preferred Stock Series C

Each share of Series C Mandatory Convertible Preferred Stock (“Series C Preferred Stock”) is deemed to have a value of $10,000 and is convertible at any time, at the option of the holder, into such amount of shares of Class A common stock purchasable for $10,000 on the day of conversion at the lesser of $2.88 or seventy-five percent (75%) of the lowest closing bid price during the five days immediately prior to the conversion date (the “Series C Conversion Price”).  The Series C Conversion Price is subject to adjustment for stock dividends, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.  There were no issuances of Series C Preferred Stock during the three and nine month periods ended September 30, 2008.  As of September 30, 2008, no shares of Series C Preferred Stock were outstanding.

Preferred Stock Series D

As of September 30, 2008, 694.6 shares Series D Preferred Stock were outstanding. There were no issuances of Series D Preferred Stock during the three and nine month periods ended September 30, 2008.  Each share of Series D Preferred Stock is convertible at any time after the second anniversary of the date of issuance, at the option of the holder, into that number of shares of Class A Common Stock equal to the $10,000 divided by $0.01 (the “Series D Conversion Price”).  The Series D Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series D Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series D Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series D Preferred Stock.  The shares of Series D Preferred Stock, generally, become convertible into Class A Common Stock two years after issuance.  As of September 30, 2008, the outstanding shares of Series D Preferred Stock, assuming that all shares of Series D Preferred Stock have been outstanding for at least two years, would have been convertible into 694,600,000 shares of Class A Common Stock.  If on July 15, 2011, any share of Series D Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series D Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series D Preferred Stock into Class A Common at the then applicable Series D Conversion Price.

In connection with the Series D Preferred Stock, the Company recorded an aggregate beneficial conversion feature of $6,410,000.  The Company accounted for the beneficial conversion feature in accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”) and EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”).  The resulting discounts have been accreted as a dividend to the preferred shareholders from the date of issuance to the preferred stock’s mandatory conversion date, using the effective yield method. Accretion recognized for the three and nine months ended September 30, 2008 was $84,769 and $200,834, respectively.  Upon the adoption of EITF 08-4, the Company will record a retrospective adjustment of approximately $353,000 to beginning retained earnings to reflect accretion of this discount to the earliest conversion date.

Preferred Stock Series E

Each share of Series E Preferred Stock is convertible after the second anniversary of the issuance date of such shares, at the option of the holder, into that number of shares of Class A Common Stock equal to $10,000 divided by $0.02 (the “Series E Conversion Price”).  The Series E Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series E Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series E Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series E Preferred Stock.

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

As of September 30, 2008, there were 139 shares of Series E Preferred Stock outstanding. There were no issuances of Series E Preferred Stock during the three and nine month periods ended September 30, 2008.  the shares of Series E Preferred Stock, generally, become convertible into Class A Common Stock two years after issuance.  As of September 30, 2008, the outstanding shares of Series E Preferred Stock assuming that all shares of Series E Preferred Stock have been outstanding for at least two years, would have been convertible into 69,500,000 shares of Class A common stock.  If on July 15, 2011, any share of Series E Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series E Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series E Preferred Stock into Class A Common at the then applicable Conversion Price.

In connection with the Series E Preferred Stock, the Company recorded an aggregate beneficial conversion feature of $970,000.  The Company accounted for the beneficial conversion feature in accordance with EITF 00-27 and EITF 98-5. The resulting discounts are accreted as a dividend to the preferred shareholders from the date of issuance to the preferred stock’s mandatory conversion date, using the effective yield method.  Accretion recognized for the three and nine months ended September 30, 2008 was $11,047 and $26,479, respectively.  Upon the adoption of EITF 08-4, the Company will record a retrospective adjustment of approximately $105,000 to beginning retained earnings to reflect accretion of this discount to the earliest conversion date.

Preferred Stock Series G

Each share of Series G Preferred Stock is convertible at any time, at the option of the holder, into that number of shares of Class A Common Stock equal to the $10,000 divided by $5.00 (the “Series G Conversion Price”).  The Series G Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series G Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series G Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series G Preferred Stock.  In addition, if on November 7, 2009, the Series G Conversion Price then in effect is higher than the current market price of the Company’s Class A Common Stock, then the Series G Conversion Price shall be reduced to such current market price  (provided that the current market price shall never be less than $0.01).  If on July 15, 2011, any share of Series G Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series G Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series G Preferred Stock into Class A Common at the then applicable Conversion Price.

If the Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009, elect to redeem all, but not less than all, of the outstanding Series G Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all  dividends paid thereon.

On January 31, 2008, March 13, 2008 and April 30, 2008, the Company issued 300, 400 and 200 shares of its Series G Mandatory Convertible Preferred Stock (“Series G Preferred Stock”) for proceeds of $3,000,000, $4,000,000 and $2,000,000, respectively.

In connection with the Series G Preferred stock issued on March 13, 2008 and April 30, 2008, detachable warrants for 45,000,000 and 22,500,000 of Class A common stock, respectively, exercisable for five years at an exercise price of $0.375 were issued.  As the holders of the warrants have the ability, under certain circumstances, to require cash settlement these warrants are classified as liabilities in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  The fair value of the warrants was determined by a third–party valuation specialist based upon the Black-Scholes-Merton Option Pricing Model.

At September 30, 2008, the fair value of these warrants is $4,725,000.  For the nine months ended September 30, 2008, the effect of mark-to-market adjustments was $11,475,000 and has been recorded as “Change in fair value of redeemable warrants” within the accompanying Statements of Operations.  See Note 10 for additional fair value disclosure information.

As the fair value of the warrants at issuance exceeded the proceeds, the preferred stock has no recorded value and losses representing the excess of the fair value of the warrants over the proceeds of $7,250,000 and $2,950,000 were recorded at March 13, 2008 and April 30, 2008 respectively.

In the event certain circumstances require cash settlement of these warrants, the warrant agreement provides for a specific pricing method and assumptions which can result in a different settlement value than the fair value at which the Company has recorded the warrants on the Balance Sheet.  The aggregate settlement value, if settlement were to occur on September 30, 2008 as calculated in accordance with the warrant agreements was $5,400,000.

As of September 30, 2008, 1,200 shares Series G Preferred Stock were outstanding and convertible into 2,400,000 Class A common shares.

Preferred Stock Series H

Each share of Series H Preferred Stock is convertible at any time, at the option of the holder, into that number of shares of Class A Common Stock equal to the $10,000 divided by $5.00 (the “Series H Conversion Price”).  The Series H Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series H Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series H Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series H Preferred Stock.  In addition, if on November 7, 2009, the Series H Conversion Price then in effect is higher than the current market price of the Company’s Class A Common Stock, then the Series H Conversion Price shall be reduced to such current market price (provided that the current market price shall never be less than $0.01).  If on July 15, 2011, any share of Series H Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series H Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series H Preferred Stock into Class A Common at the then applicable Conversion Price.

If the Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009, elect to redeem all, but not less than all, of the outstanding Series H Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

On June 2, 2008, the Company issued 400 shares of its Series H Convertible Preferred Stock (“Series H Preferred Stock”) and a warrant agreement to acquire 45,000,000 shares of the Company’s Class A Common Stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $4,000,000.  As the holders of the warrants have the ability, under certain circumstances, to require cash settlement, these warrants are liabilities in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  The fair value of the warrants was determined by a third–party valuation specialist based upon the Black-Scholes-Merton Option Pricing Model.

At September 30, 2008 the fair value of these warrants is $3,150,000.  For the nine months ended September 30, 2008, the effect of mark-to-market adjustments was $5,400,000 and has been recorded as “Change in fair value of redeemable warrants” within the accompanying statements of operations.  See Note 10 for additional fair value disclosure information.

As the fair value of the warrants at issuance exceeded the proceeds, the preferred stock has no recorded value and a loss representing the excess of the fair value of the warrants over the proceeds of $4,550,000 was recorded at June 2, 2008.

In the event certain circumstances require cash settlement of these warrants, the warrant agreement provides for a specific pricing method and assumptions which can result in a different settlement value than the fair value at which the Company has recorded the warrants on the Balance Sheet.  The aggregate settlement value, if settlement were to occur on September 30, 2008, as calculated in accordance with the warrant agreements was $4,050,000.

As of September 30, 2008, 400 shares of Series H Preferred Stock were outstanding and convertible into 800,000 Class A common shares.

Preferred Stock Series I

Each share of Series I Preferred Stock is convertible at any time, at the option of the holder, into that number of shares of Class A Common Stock equal to the $10,000 divided by $5.00 (the “Series I Conversion Price”).  The Series I Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series I Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series I Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series I Preferred Stock.  In addition, if on November 7, 2009 the Series I Conversion Price then in effect is higher than the current market price of the Company’s Class A Common Stock, then the Series I Conversion Price shall be reduced to such current market price (provided that the current market price shall never be less than $0.01).  If on July 15, 2011 any share of Series I Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series I Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series I Preferred Stock into Class A Common at the then applicable Conversion Price.

If the Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009 elect to redeem all, but not less than all, of the outstanding Series I Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

So long as there is an aggregate of not less than 363 shares of Series I Preferred Stock and Series D Preferred Stock issued and outstanding (subject to appropriate adjustment for any stock split, stock dividend combination or other similar event with respect to the Series I Preferred Stock), the majority of the holders of Series I Preferred Stock, voting exclusively as a separate class and with each share of Series I Preferred Stock entitled to one vote, shall have the right to nominate and elect two of the members of the Board of Directors of the Corporation.

On September 30, 2008, the Company issued 400 shares of its Series I Convertible Preferred Stock (“Series I Preferred Stock”) and a warrant agreement to acquire 45,000,000 shares of the Company’s Class A Common Stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $4,000,000.  As the holders of the warrants have the ability, under certain circumstances, to require cash settlement these warrants are liabilities in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  The fair value of the warrants was determined by a third–party valuation specialist based upon the Black-Scholes-Merton Option Pricing Model.

At issuance, the fair value of the warrants was allocated to the warrants and the residual value of $850,000 was allocated to the preferred stock.

At September 30, 2008, the fair value of these warrants is $3,150,000.  See Note 10 for additional fair value disclosure information.

In the event certain circumstances require cash settlement of these warrants, the warrant agreement provides for a specific pricing method and assumptions which can result in a different settlement value than the fair value at which the Company has recorded the warrants on the Balance Sheet.  The aggregate settlement value, if settlement were to occur on September 30, 2008, as calculated in accordance with the warrant agreements was $4,050,000.

As of September 30, 2008, 400 shares Series I Preferred Stock were outstanding and convertible into 800,000 Class A common shares.

NOTE 8 – COMMON STOCK

The Company has authorized one billion three hundred sixty million (1,360,000,000) Class A Common shares and one hundred twenty million (120,000,000) Class B common shares.  On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A Common Stock is entitled to one vote per share, and each share of Class B Common Stock is entitled to five votes.

During the nine month period ended September 30, 2008, various shareholders converted 25,688,920 shares of Class B common shares to Class A common shares.  As of September 30, 2008, 1,873,882 Class B Common shares were outstanding.

NOTE 9 – WARRANTS AND SHARE-BASED AWARDS

Warrants

During the three and nine months ended September 30, 2008, the Company issued warrants to purchase an aggregate of 45,100,000 and 163,293,217 shares of common stock, respectively.  During the three and nine months ended September 30, 2007, 75,000 and 9,700,000 warrants were issued, respectively.  At September 30, 2008, there were 182,852,717 and 7,965,000 warrants outstanding to purchase Class A and Class B common stock, respectively, exercisable at varying prices through 2013.

Certain of these warrants are liability instruments issued in conjunction with preferred stock and convertible promissory notes.  These warrants are classified as liability instruments because, under certain conditions, the holders may require cash settlement.  At September 30, 2008, 159,768,217 warrants were classified as liabilities.  No warrants were classified as liabilities at December 31, 2007.  The remaining warrants are compensatory warrants, issued to employees and others in exchange for services.

The following table summarizes this warrant activity:

	Class A Warrants
	Nine Months Ended September 30
	2008		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of period	20,452,850	$0.33	7,747,000	$0.27
Warrants issued	163,293,217	0.38	9,700,000	0.13
Warrants cancelled or expired	(193,350)	0.07	(583,400)	0.25
Warrants exercised	(700,000)	0.17	(3,272,000)	0.01
Warrants outstanding, end of period	182,852,717	$0.37	13,591,600	$0.23

	Class B Warrants
	Nine Months Ended September 30
	2008		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of period	7,965,000	$0.44	4,100,000	$0.06
Warrants issued	-	-	-	-
Warrants cancelled or expired	-	-	-	-
Warrants exercised	-	-	-	-
Warrants outstanding, end of period	7,965,000	$0.44	4,100,000	$0.06

The following table summarizes the status of warrants outstanding at September 30, 2008:

Outstanding and Exercisable Warrants
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life in Years
$ 0.01	659,500	1.92
$ 0.03	6,000,000	3.49
$ 0.10	350,000	2.57
$ 0.15	200,000	0.80
$ 0.16	1,800,000	1.66
$ 0.30	3,700,000	3.48
$ 0.32	50,000	3.96
$ 0.34	100,000	4.77
$ 0.375	159,368,217	4.69
$ 0.38	1,000,000	4.70
$ 0.39	200,000	4.32
$ 0.45	1,250,000	2.50
$ 0.50	13,465,000	4.18
$ 0.60	825,000	4.34
$ 0.90	25,000	4.50
$ 1.00	500,000	4.50
$ 1.20	25,000	4.50
$ 1.25	1,300,000	1.28
	190,817,717

As of September 30, 2008, there was $1,371,832 of total unrecognized compensation cost related to non-vested warrants that is expected to be recognized over a weighted-average period of one year  The intrinsic value of warrants exercised during the nine-month period ended September 30, 2008 and September 30, 2007 was $144,000 and $1,225,480, respectively.  The market value of warrants vested as of September 30, 2008 was $37,528,543. The weighted average exercise price of warrants granted during the nine-month period ended September 30, 2008 was $0.38.

During the three and nine-months ended September 30, 2008 and September 30, 2007, stock-based compensation recognized relating to the issuance of warrants to employees and consultants was $320,042, $699,336, $23,500, and $1,261,000, respectively.  Compensation expense was determined using the Black-Scholes Option Model with a volatility ranging between 175% and 245%, a risk free interest rate ranging between 2.78% and 4.52% , a life of five years and a zero dividend rate.

Stock Awards Issued

The following table details the stock awards that were granted and issued during the nine months ended September 30, 2008 and September 30, 2007 for various purposes, such as employment compensation and for goods and services.  The Company’s stock awards consist of Class A and Class B Common Stock.  The grant date fair value is based on the share price as of the award date.  For the three and nine months ended September 30, 2008, $445,000 and $1,170,750, respectively, of share-based compensation was recognized within the Statement of Operations.  For the three and nine month period ended September 30, 2007, $53,600 and $3,311,500, respectively, of share-based compensation was recognized within the Statement of Operations.

Award Date	Award Type	Number of Shares	Grant Date Fair Value of Stock Awards
2008
3/3/2008	Class A Common	25,000	$12,000
4/1/2008	Class A Common	1,000,000	450,000
6/1/2008	Class A Common	400,000	160,000
6/2/2008	Class A Common	50,000	20,500
5/14/2008	Class A Common	225,000	83,250
7/8/2008	Class A Common	200,000	68,000
8/25/2008	Class A Common	500,000	145,000
8/25/2008	Class A Common	50,000	14,500
8/25/2008	Class A Common	50,000	14,500
8/25/2008	Class A Common	50,000	14,500
8/25/2008	Class A Common	50,000	14,500
8/29/2008	Class A Common	600,000	174,000
		3,200,000	$1,170,750

2007
1/15/2007	Class A Common	3,000,000	$105,000
1/31/2007	Class B Common	20,500,000	3,075,000
4/12/2007	Class A Common	60,000	17,900
6/27/2007	Class A Common	200,000	60,000
9/1/2007	Class A Common	35,000	12,600
9/27/2007	Class A Common	100,000	41,000
		23,895,000	$3,311,500

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based compensation:
Professional fees	$556,264	$64,500	$1,481,664	$599,900
Payroll and employee benefits	208,778	12,600	388,422	3,972,600
Total	$765,042	$77,100	$1,870,086	$4,572,500

NOTE 10 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Recurring Fair Value Measurements

Financial instruments which are measured at estimated fair value in the consolidated financial statements include certain redeemable and other non-compensatory warrants.  The fair value of these warrants was determined by an independent valuation specialist using the Black-Scholes-Merton Option Pricing method.

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy are summarized as follows:

September 30, 2008
Fair Value Measurements at Reporting Date Using

	Significant
	Unobservable
	Inputs	Total
	(Level 3)	Fair Value
Reedemable warrants	$11,155,775	$11,155,775
Non-compensatory warrants	4,000	4,000
Total liabilities	$11,159,775	$11,159,775

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 2, based upon the priority of inputs to respective valuation techniques.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include:  (1) warrant instruments which contain redemption provisions which under certain circumstances may require cash settlement and (2) certain non-compensatory warrants.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Unputs
(Level 3)
Warrants

				(Gain) or Loss Recognized	Balance
	Balance	Reclassification of		in Earnings From	End
	Beginning of Period	Warrants as Liabilities	Issuance	Change in Fair Value	of Period
For the Nine Months Ended September 30, 2008
Redeemable warrants	$-	$-	$28,404,419	$(17,248,644)	$11,155,775
Non-compensatory warrants	-	44,000	-	(40,000)	4,000
Total	$-	$44,000	$28,404,419	$(17,288,644)	$11,159,775

For the Three Months Ended September 30, 2008
Redeemable warrants	$19,442,597	$-	$3,150,000	$(11,436,822)	$11,155,775
Non-compensatory warrants	16,000.00	-	-	(12,000)	4,000
Total	$19,458,597	$-	$3,150,000	$(11,448,822)	$11,159,775

For the three and nine months ended September 30, 2008, total unrealized gains of $11,448,822 and $2,538,644, respectively, are included in earnings in the Statement of Operations caption “Change in fair value of redeemable warrants.”  Unrealized gains for the nine months ended September 30, 2008 are net of losses on initial issuance of warrants of $14,750,000.

Nonrecurring Fair Value Measurements

The following table presents the assets and liabilities carried on the balance sheet by level within the fair value hieararchy as of September 30, 2008 for which a nonrecurring change in fair value has been recorded during the three and nine months ended September 30, 2008:

Fair Value	Significant
at	Unobservable	Total
September 30, 2008	Inputs (Level 3)	Gains (Losses)

$6,408,603	$6,408,603	$(3,597,544)
3,645,461	3,645,461	(11,711,400)
$10,054,064	$10,054,064	$(15,308,944)

In accordance with SFAS 142, goodwill and other intangible assets with carrying amounts of $10,006,147 and $15,356,861, respectively, were written down to their fair values of $6,408,603 and $3,645,461, respectively, resulting in impairment charges of $3,597,544 and $11,711,400, respectively.  The market approach was used to estimate fair value of goodwill and other intangible assets.  This valuation technique utilized a significant number of unobservable inputs.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the nine month period ending September 30, 2008, LifeGuard marketed a membership product which it licenses from DirectMed, a company 33% owned by the President of LifeGuard.   LifeGuard pays DirectMed a branding fee based on the number of memberships sold. During the nine month period ended September 30, 2008, LifeGuard paid DirectMed $377,504 in branding fees.  Accounts payable at September 30, 2008 associated with DirectMed were $478,235.

At September 30, 2008, the Company had notes payable totaling $18,592 due to LifeGuard Marketing Corporation, a company 50% owned by the President of LifeGuard.  This note is non-interest bearing.

As part of the acquisition agreement between the Company and JRM, the Company assumed $287,143 of liabilities of which $159,536 and $69,240 represent personal credit card balances and business credit lines, respectively. The Company will continue to pay the monthly required payments for 18 months and will continue to do so if the 18-month minimum sales target of JRM is met.  The liabilities are personally guaranteed by two of the Senior Vice Presidents of the JRM Division and are recorded within the Company’s notes and loans payable category of the balance sheet.  As of September 30, 2008, the outstanding balance of these personal credit cards and business credit lines was $207,167.

The Company and its new Chief Executive Officer entered into a promissory note in the amount of $500,000 payable to the Chief Executive Officer on August 15, 2008.  The promissory note bears interest at 6% and is payable upon demand.  On September 9, 2008, the Company paid the promissory note with accrued interest of $2,137.

On September 25, 2008, the Company and its new Chief Executive Officer entered into a second promissory note in the amount of $500,000 payable to the Chief Executive Officer.  The promissory note bears interest at 6% and is payable upon demand.  As of September 30, 2008, the principal balance remains outstanding and the company has recorded accrued interest expense of $411.

NOTE 12 – SUBSEQUENT EVENTS

On October 3, 2008, the Company received a notice to exercise 2,000,000 warrants at an exercise price of $0.025.  Total proceeds received were $50,000.

On October 6, 2008, the Company issued 200 shares of Series I Preferred Stock with a warrant to purchase 22,500,000 shares of Class A Common Stock at an exercise price of $0.375 for $2,000,000 (see Note 7).

Effective October 14, 2008, Clark A. Marcus resigned from his position as Chairman  and member of the Board of Directors of the Company.

On October 20, 2008, the Company and its Chief Executive Officer entered into a promissory note payable to the Chief Executive Officer for $300,000.  The promissory note bears interest at 6% and is payable upon demand.

On November 3, 2008, the former Secretary to the Board of Directors notified the Company of his request to convert 1,573,882 shares of Class B Common Stock to an equal number of shares of Class A Common Stock.

On November 6, 2008, the Company received $2,500,000 of funding from its primary stockholder.  Terms of the funding have yet to be determined.

Effective December 17, 2008, Jay Shaffer resigned from his position as President of the Company and Guy Norberg was appointed as his replacement.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through September 2009, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita’s anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008 (the “2007 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-Q.

Introductory Overview

The Amacore Group, Inc. (Amacore or the Company) develops, designs and distributes health-related membership benefit programs, insurance programs, and other healthcare solutions, primarily through its wholly-owned subsidiary, LifeGuard Benefit Services, Inc. (LifeGuard).  The Company’s products include discount benefit programs and limited-medical benefit products such as hearing, dental, and vision among others.  The components of these product offerings represent both Company-developed products as well products marketed through arrangements with other vendors.  Additionally, the Company utilizes its distribution network to market certain non health-related products and services.

STRATEGIC INITIATIVES

In January, 2007, we entered into long-term employment agreements with Mr. Jay Shafer, the former president of Protective Marketing Enterprises, Inc. (“PME”), and Mr. Guy Norberg, the former vice president of sales and marketing of PME. We also entered into an agreement employing Mr. William Heneghan, former vice president of operations for Innovative HealthCare Benefits, Inc., which had a close relationship with PME.  Mr. Shafer now serves as our Chief Executive Officer, Mr. Norberg serves as our President and Mr. Heneghan serves as our Director of Operations. Along with the hiring of Messrs. Shafer, Norberg and Heneghan, we have also hired other staff members to support our expanding programs and opened a second office near Orlando, Florida.

During 2007, we concentrated our efforts on developing a wide range of both discount and insured products.  We contracted with a number of distribution channels experienced not only in the sale of the types of products designed by us, but also with the networks forming the components of our new product line. As a result, we have now positioned ourselves to provide not only vision programs, but also discount medical doctor visit programs, hospital savings programs, dental programs, hearing programs, chiropractic programs, pharmacy programs, an emergency informational system called Contact 911, long-term care programs, travel emergency medical care and savings on alternative medicine, vitamins and nutritional supplements. Some program features include access to a 24-hour nurse hotline, 24-hour counseling, a service which can have medical histories delivered to medical service providers around the world and the services of a personal patient advocate.  We are also in a position to market limited medical indemnity and accident group insurance programs. In addition, we added a network product of state-licensed, primary care physicians that diagnose routine, non-emergency, medical problems and recommend treatment and prescribe medication with a phone call called TelaDoc.  Further, we have also added Global MedNet, a program that distributes personal medical records worldwide in the event of an emergency medical crisis.

We contracted with Chase Paymentech Solutions, LLC (“Paymentech”), who is one of the world’s largest merchant acquirers accepting payments at the point of sale.  During the same period, we simultaneously worked on developing various electronic systems necessary not only for the sale of our products, but also for the tracking of our revenue and payment of commissions to our sales agents on a weekly basis – a payment schedule we believe is unique to the healthcare industry.  Management believes that this type of payment schedule will significantly strengthen our relationships with our various sales organizations.  On May 1, 2008, we completed the development of The Amacore Gateway for transactions that include direct response, call center and web enrollment integrating commerce engines, our direct lease line to Paymentech and commission reconciliation for the benefit of our marketing partners. Further, this development allowed us to transition existing Company business to a monthly renewal model.

We also entered into a strategic development agreement with Bridgeport, Connecticut-based OPTIMUS Solutions Consulting, LLC (OPTIMUS), as part of our continuing strategic initiative to expand healthcare services distribution channels. OPTIMUS has fully integrated the development of our back office system with the OPTIMUS call center marketing system and they launched two licensed call centers (containing licensed representatives able to sell insurance products) that began to produce sales in the second quarter of 2008. With the development complete, the focus now will be on expanding distribution through additional call center relationships under OPTIMUS’s management.

On August 31, 2007, we acquired JRM Benefits Consultants, LLC (“JRM”) a ten-seat inbound telemarketing call center with additional agent distribution channels available to it.  On October 9, 2007, we acquired LifeGuard Benefit Services, Inc. (“LifeGuard”), which brought us an additional 52 inbound telemarketing seats.  LifeGuard also provides us with additional agent distribution channels and an array of additional company-owned products complementary to those products already either owned or otherwise being marketed by us.  LifeGuard also provides us with an established vertical administrative electronic system capable of tracking distribution, sales fulfillment, commission payments and a patient advocacy program unique in the healthcare industry.

In January 2008, the Company formed a wholly-owned subsidiary, Zurvita, Inc. (“Zurvita”), to establish a multilevel marketing distribution channel to deliver products to the consumer directly.  Zurvita hired Mark Jarvis as its President.  Through Zurvita, the Company has an added distribution channel to market its existing and future products.  The Company is currently working on developing and/or securing new products, including products developed both internally and by third parties, to market through Zurvita.

On April 1, 2008, we acquired another distribution channel, US Health Benefits Group (USHBG), a fifty-seat, inbound telemarketing call center that engages in the marketing of association membership programs and health insurance plans to individuals and families throughout the United States. USHBG is comprised of three companies:  U.S. Healthcare Plans, Inc. a health benefit discount marketing company, On The Phone, Inc., a consulting company and US Health Benefits Group, Inc., a health benefit plan marketing company. USHBG markets LifeGuard’s products that are DirectMed branded.  Since USHBG is a profitable enterprise on a stand-alone basis and exclusively sells Direct Med, the acquisition not only afforded another distribution channel but provides for cost savings on a consolidated basis as commissions paid from LifeGuard to USHBG are eliminated.

In August 2008, the Company underwent a restructuring of its executive team and Board of Directors.  As part of this restructuring, Clark A. Marcus, Giuseppi Crisafi and Dr. Jerry Katzman resigned as Chief Executive Officer, Chief Financial Officer and Chief Medical Officer, respectively, and as members of our Board of Directors.  In addition, Dr. Arnold Finestone, Dr. William Koch, Sharon Kay Ray and Arthur Yeap resigned as members of our Board of Directors.  Jay Shafer and G. Scott Smith were appointed as Chief Executive Officer and Interim Chief Financial Officer, respectively, and Guy Norberg, Shad Stastney and Chris Phillips were appointed as members of the Board of Directors.  In December 2008, Mr. Shafer resigned as President and Guy Norberg was appointed as his replacement.  Mr. Shafer continues to serve as our Chief Executive Officer.

Mr. Stastney is the Chief Operating Officer and Head of Research for Vicis Capital, LLC and Mr. Phillips is a Managing Director of Vicis Capital, LLC.  Vicis Captial, LLC’s affiliate, Vicis Capital Master Fund, holds virtually all of the Company’s outstanding preferred stock and a significant number of shares of Company common stock.

The Company remains focused its efforts on both product and business development to grow revenue and attain profitability.  Management is also focused on controlling costs through increased subsidiary integration which includes the elimination of duplicative functions within affiliated subsidiaries and centralizing certain functions common to both Amacore and its subsidiaries.

RESULTS OF OPERATIONS

Revenue:

Total revenue was $8,552,653 and $21,239,593 for the three and nine months ended September 30, 2008, an increase of approximately $8,337,648 and $20,432,131 from total revenue of $215,005 and $807,462 for the respective periods in 2007.  New product offerings, growth in the Company’s membership base as well as the acquisitions of LifeGuard, JRM and USHBG, which occurred in September 2007, October 2007 and April 2008, respectively, contributed to the significant increase in revenue earned during the three and nine months ended September 30, 2008 compared to the corresponding prior year period.  Revenue from these acquisitions accounted for $17,867,367 or 84% of total revenue for the nine month period ended September 30, 2008 and accounted for $6,900,947 or 81% of total revenue for the three month period ended September 30, 2008.  A reserve for estimated sales refunds of $1,532,462 has been included in membership fees as of September 30, 2008.

Cost of Sales:

For the three and nine months ended September 30, 2008, cost of sales was $5,971,008 and $15,252,863 compared to $131,621 and $565,540 for the three and nine months ended September 30, 2007.  For the three months ended September 30, 2008, sales commissions accounted for $4,577,399 or 77% of cost of sales compared to $131,621 or 100% for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, sales commissions accounted for $10,949,551 or 72% of cost of sales compared to $565,540 or 100% for the nine months ended September 30, 2007.  The overall increase in cost of sales as well as the sales commission component of cost of sales is directly related to the increase in the Company’s revenue.

For the three and nine months ended September 30, 2008, medical benefit cost accounted for $1,393,609 or 23% and $4,303,312 or 28%, respectively, compared to $0 or 0% for the three and nine months ended September 30, 2007.  The increase in medical benefit cost is directly related to the sales of products in 2008 that contain a medical benefit cost component.

Gross Profit Percentage:

The Company’s gross profit percentage (gross profit divided by total revenue) was 30% and 28% for the three and nine month periods ended September 30, 2008, respectively, compared to 39% and 30% for the three and nine month periods ended September 30, 2007.  The decrease is attributable to an increase in commission-based sales incentives, product sales mix and increased volume of products with a medical benefit cost component.

Operating Expenses:

Our operating expenses for the three and nine month periods ended September 30, 2008 were $24,648,511 and $37,469,963, respectively, as compared to $1,311,807 and $7,433,716 for the three and nine month periods ended September 30, 2007.

The table below sets forth components of our operating expenses for the three and nine months ended September, 2008 compared to the corresponding prior year periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Depreciation	$100,036	$2,745	$97,291	$225,939	$7,181	$218,758
Amortization	1,001,142	-	1,001,142	2,725,834	-	2,725,834
Office related expenses	602,271	128,565	473,706	1,427,706	290,143	1,137,563
Professional fees	1,583,485	240,145	1,343,340	2,141,098	2,337,952	(196,854)
Payroll and benefits	2,299,556	683,419	1,616,137	6,500,665	4,208,359	2,292,306
Travel	401,935	123,828	278,107	1,024,041	350,231	673,810
Selling and marketing	3,351,142	133,105	3,218,037	8,115,736	239,850	7,875,886
Impairment loss on goodwill
and other intangible assets	15,308,944	-	15,308,944	15,308,944	-	15,308,944

Total operating expenses	$24,648,511	$1,311,807	$23,336,704	$37,469,963	$7,433,716	$30,036,247

Depreciation and amortization expense, which is computed on a straight-line method over the assets’ estimated lives, for the three and nine months ended September 30, 2008, was $1,101,178 and $2,951,733, respectively, an increase of $1,098,433 and $2,944,592 over the same prior year period due to the inclusion of amortization of the fair value of intangible assets with finite lives purchased in the LifeGuard and USHBG acquisitions.

Office related costs include rent, insurance, utilities and office maintenance. For the three month period ended September 30, 2008, said costs were $142,734, $20,389, $194,537 and $244,611, respectively.  For the nine months ended September 30, 2008, said costs were $368,280, $62,084 $416,936 and $580,406, respectively.  The increase of  $473,706 and $1,137,563 for the three and nine month periods ended September 30, 2008 is a result of rent and significant telephone costs associated with subsidiaries that were acquired subsequent to September 30, 2007.  These subsidiaries contain call center operations for selling products and/or handling customer service.

Professional fees consist of consulting, accounting fees, contract labor, legal costs and litigation accruals. For the three month period ended September 30, 2008, said costs were $919,937, $131,791, $180,037 and $351,720.  For the nine months ended September 30, 2008, said costs were $1,121,178, $696,282, $333,797 and $(1,010,159), respectively.  The increase of $1,343,340 for the three months ended September 30, 2008 is attributable to significant legal costs incurred by the Zurvita and Corporate divisions during that quarter.  Professional fees year to date include the effects of reversing a litigation contingency of $2,707,402 during the second quarter as a result of a favorable legal settlement.  Excluding the effects of the litigation contingency reversal in the second quarter, professional fees increased for the nine months ended September 30, 2008, $2,510,548 as a result of legal fees incurred for defending the Company in various litigation matters as well as audit fees incurred for the recent acquisition of USHBG.

Payroll and related expenses for the three and nine months ended September 30, 2008 were $2,299,556 and $6,500,665, respectively, an increase of $1,616,137 and $2,292,306 over the same prior year periods. Payroll and benefits have increased as a result of Company expansion and recent acquisitions.

Business travel expenses for the three and nine months ended September 30, 2008 were $401,935 and $1,024,041, respectively, an increase of $278,107 and $673,810 over the same period prior year periods.  The increase resulted mainly from additional travel required in negotiating contracts for the Company’s new programs, promoting additional sales, acquisitions and completing the financings that occurred during the nine months ended September 30, 2008.

Selling and marketing expense for the three and nine months ended September 30, 2008 were $3,351,142 and $8,115,736 respectively, an increase of $3,218,037 and $7,875,886 over the same prior year periods.  The acquired operations of JRM, LifeGuard and USHBG have contributed to the significant increase in selling and marketing expense.  In addition, significant lead cost that did not result in billable sales was incurred with direct marketers of the Company’s LifeGuard Health Options product as well as sales incentives.  Commissions paid to direct response marketers that billable sales are capitalized and then amortized to cost of sales over the expected membership life while commissions paid on leads that do not result in billable sales are expensed in the period in which paid as there is no probable future economic benefit associated with these costs.

Based on the Company’s impairment tests and consideration of the current and expected future market conditions, we determined that goodwill and certain intangible assets related to the JRM, LifeGuard and USHBG reporting units were impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets and the Company recorded non-cash, pre-tax total impairment charges of $305,444, $9,084,800 and $5,918,700, respectively. The analysis was conducted by independent valuation specialists. The decline in estimated fair values resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  This loss is a non cash transaction.

Other Income (Expense)

Interest expense:

Interest expense for the three and nine months ended September 30, 2008 was $562,456 and $691,618, respectively, compared to $59,485 and $173,336, respectively, for the same period in 2007.  Growth in the notes payable and unpaid accrued dividend balances of Preferred Stock between the two comparable periods contributed to the increase in interest expense.

Loss on conversion of note payable:

Loss on conversion of notes payable was $242,653 for the nine months ended September 30, 2008 while no such loss was incurred during the nine months ended September 30, 2007.

Change in fair value of redeemable warrants:

Pursuant to FASB Statement No. 150, redeemable warrants are recorded at fair value with changes in their fair value reflected in the Company’s condensed consolidated statements of operations.  For the three and nine months ended September 30, 2008, the gain on change in fair value of redeemable warrants was $11,448,822 and $2,538,644, respectively, while no such gain or loss was incurred during the three and nine months ended June 30, 2007.  The gain is a non cash item not effecting operating cash flows.

Net loss:

The Company’s net loss amounted to $11,175,656 and $29,849,189 for the three and nine months ended September 30, 2008 as compared to $1,257,483 and $7,284,983 for the three and nine months ended September 30, 2007.  Impairment of goodwill and other intangible assets, significant business development efforts, significant professional fees, payroll costs, business travel, and sales and marketing costs have contributed to the Company’s losses.

The LifeGuard, Zurvita and USHBG divisions’ net losses represent 52%, 8%, and 37% of the total net loss for the three month period, respectively, and 49%, 12% and 25% of the total net loss for the nine month period ended September 30, 2008.  LifeGuard’s net loss is attributable to significant impairment of goodwill and other intangible assets as well as significant lead cost incurred that did not result in billable sales related to its LifeGuard Health Options product. Zurvita’s net loss was mainly attributable to significant legal costs incurred in several matters.  USHBG division’s net loss resulted from significant impairment of goodwill and other intangible assets.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $489,524 and $1,153,599 for the three and nine months ended September 30, 2008 compared to $180,789 and $449,897 for the same period in 2007.  The increase from 2007 for all said periods was due to additional preferred stock issued by the Company during late fiscal 2007 and within the nine month period ended September 30, 2008.

Loss per common share:

Loss per common share amounted to $0.08 and $0.21 for the three and nine months ended September 30, 2008, respectively, compared to $0.01 and $0.08 for the three and nine months ended September 30, 2007.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the nine month period ended September 30, 2008 to the corresponding prior fiscal year:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Net cash used by operating activities	$(17,261,077)	$(3,046,822)
Net cash used by investing activities	(1,423,451)	(123,949)
Net cash provided by financing activities	17,065,288	5,177,700

Net increase (decrease) in cash	$(1,619,240)	$2,006,929

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

2008	$153,174
2009	459,809
2010	345,648
2011	258,453
2012	138,449
Thereafter	440,733
$1,796,266

Future minimum payments under capital lease obligations on a fiscal year basis are as follows (1)

2008	$10,031
2009	40,938
2010	29,251
2011	17,609
2012	6,660
$104,489

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

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During 2008, the Company has raised from an outside source $19,500,000 of equity funding.  In order to raise capital, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has $1,320,042 of outstanding notes payable as of September 30, 2008

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2008, there were no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2007 Annual Report and Quarterly Reports for the periods ended March 31, 2008 (the “March 31 Quarterly Report”) and June 30, 2008 (the “June 30, Quarterly Report”).  Please refer to the 2007 Annual Report, the March 31 Quarterly Report, and June 30 Quarterly Report for additional information regarding legal proceedings.  The Company settled various matters during the nine months ended September 30, 2008, none of which were material to the Company.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Item 3. Defaults Upon Senior Securities

The information set forth in Note 6 – Notes and Loans Payable to the financial statements contained in this report is incorporated herein by reference.

Approximately $686,500 of the notes in default listed in Note 6 – Notes and Loans Payable to the financial statements contained in this report are held by investors who have been supporters of the Company over the past years.  The Company is in the process of negotiating either a conversion to equity or debt restructuring.

Notes in default listed in Note 6 – Notes and Loans Payable to the financial statements contained in this report, totaling approximately $114,950, are currently in dispute by the Company.  The Company believes that these notes are not payable but has retained the notes on the balance sheet at September 30, 2008 and will continue to do so until such notes are legally extinguished.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits:

3.1 Certificate of Designation of Series I Convertible Preferred Stock filed with the Delaware Secretary of State on September 30, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2008).

10.1 Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated September 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2008).

10.2 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated September 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2008).

10.3 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated September 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2008).

10.4 Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated October 6, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2008).

10.5 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated October 6, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2008).

10.6 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated October 6, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2008).

10.7 Separation Agreement, dated August 25, 2008, between The Amacore Group, Inc. and Clark A. Marcus (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 26, 2008).

10.8 Consulting Agreement, dated August 25, 2008, between The Amacore Group, Inc. and Clark A. Marcus (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 26, 2008).

10.9 Separation Agreement, dated August 25, 2008, between The Amacore Group, Inc. and Giuseppe Crisafi (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 26, 2008).

10.10 Separation Agreement, dated August 25, 2008, between The Amacore Group, Inc. and Jerry Katzman M.D. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 26, 2008).

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 22, 2008	/s/ Jay Shafer
Jay Shafer
Chief Executive Officer

Dated: December 22, 2008	/s/ Scott Smith
Scott Smith
Interim Chief Financial Officer

EXHIBIT INDEX

3.1 Certificate of Designation of Series I Convertible Preferred Stock filed with the Delaware Secretary of State on September 30, 2008. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2008).

10.1 Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated September 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2008).

10.2 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated September 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2008).

10.3 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated September 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2008).

10.4 Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated October 6, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2008).

10.5 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated October 6, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2008).

10.6 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated October 6, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2008).

10.7 Separation Agreement, dated August 25, 2008, between The Amacore Group, Inc. and Clark A. Marcus (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 26, 2008).

10.8 Consulting Agreement, dated August 25, 2008, between The Amacore Group, Inc. and Clark A. Marcus (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 26, 2008).

10.9 Separation Agreement, dated August 25, 2008, between The Amacore Group, Inc. and Giuseppe Crisafi (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 26, 2008).

10.10 Separation Agreement, dated August 25, 2008, between The Amacore Group, Inc. and Jerry Katzman M.D. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 26, 2008).

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.