Form 10-Q/A
period 2008-03-31
AMACORE GROUP, INC.
filed 2009-03-25
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
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
113,469,915 Class A Common Shares
29,062,802 Class B Common Shares

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct previously issued condensed consolidated financial statements of The Amacore Group, Inc. (the “Company”) as of and for the three months ended March 31, 2008, initially filed on Form 10-QSB with the Securities and Exchange Commission (the “SEC”) on May 20, 2008 (the “Original Form 10-QSB”).  This restatement corrects errors related to the treatment of certain warrant agreements with “change in control” provisions, the treatment of the allowance for sales refunds and chargebacks, and the treatment of capitalization of commissions paid.  The tables within Note 2 to the Condensed Consolidated Financial Statements contained herein show the amount originally reported, the amount of the adjustment and the restated amount.  In addition, the presentation of financial information (including notes to financial statements) has been revised to conform to the presentation of financial information in the Company Quarterly Report on Form 10-Q for the period ended September 30, 2008.  In addition, certain other enhancements and clarifications to Part I, Item 2 have been made.

This Form 10-Q/A includes items that have been changed as a result of the restatement as well as items that are unchanged from the Original Form 10-QSB.  Other than as required to reflect the effects of the restatement, this Form 10-Q/A has not been updated to reflect the effects of other events occurring subsequent to the filing date of the Original Form 10-QSB.  Therefore, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-QSB, including any amendments to those filings.

This Form 10-Q/A amends the following items which were impacted by the adjustments described above:

•	Part I – Item 1 – Financial Statements

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, this Form 10-Q/A includes currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended.

Additional information about the decision to restate the March 31, 2008 financial statements can be found in the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2008 and in Note 2 to the Condensed Consolidated Financial Statements contained herein.

THE AMACORE GROUP, INC.

FORM 10-Q/A

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Page No.
Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	31

Signatures	31

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash	$2,824,526	$2,161,042
Restricted cash	566,935	316,935
Accounts receivable (net of $0 allowance for doubtful accounts in 2008 and 2007, respectively)	496,896	470,049
Non-trade receivables – related party	75,469	64,385
Inventory	37,814	37,814
Deferred expenses	2,280,288	1,023,798
Deposits and advances	87,814	61,236
Total current assets	6,369,742	4,135,259

Property, plant and equipment (net of accumulated depreciation of $173,219 and $132,387 for 2008 and 2007, respectively)	760,048	418,356

Other assets
Deferred customer acquisition costs	253,839	-
Goodwill and other intangible assets	15,957,925	14,725,250
Total assets	$23,341,554	$19,278,865

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,427,449	$2,639,200
Accounts payable – related party	527,930	590,888
Loans and notes payable	1,250,610	1,414,530
Accrued expenses and other liabilities	5,219,677	5,147,665
Deferred compensation – related party	561,614	602,344
Deferred revenue	1,660,395	1,409,984
Total current liabilities	11,647,675	11,804,611

Long-term liabilities
Accrued dividends	704,482	479,896
Fair value of redeemable warrants	12,194,000	-
Total long-term liabilities	12,898,482	479,896

Total liabilities	24,546,157	12,284,507

Stockholders' (deficit) equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series D mandatory convertible preferred stock; 694.6 shares authorized; 694.6 shares issued and outstanding for 2008 and 2007, respectively	-	-
Series E mandatory convertible preferred stock; 139 shares authorized; 139 shares issued and outstanding for 2008 and 2007, respectively	-	-
Series G mandatory convertible preferred stock; 1,000 shares authorized; 1,000 and 300 shares issued and outstanding for 2008 and 2007, respectively	1	-
Series A mandatory convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding for 2008 and 2007, respectively	-	-
Common stock A, $.001 par value, 1,360,000,000 shares authorized; 119,170,401 and 110,149,156 shares issued and outstanding for 2008 and 2007, respectively	119,170	110,149
Common stock B, $.001 par value, 120,000,000 shares authorized; 29,087,802 and 27,563,802 shares issued and outstanding for 2008 and 2007, respectively	29,088	27,563
Additional paid-in capital	89,372,507	83,956,054
Accumulated deficit	(90,725,369)	(77,099,408)
Total stockholders' (deficit) equity	(1,204,603)	6,994,358

Total liabilities and stockholders' (deficit) equity	$23,341,554	$19,278,865

See notes to condensed consolidated financial statements

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,

	2008	2007
REVENUES
Membership fees	$4,635,009	$159,867
Commissions	136,743	-
Marketing fees and materials	267,098	-
Total revenue	5,038,850	159,867

COST OF SALES
Sales commissions	2,741,332	66,100
Benefit and service cost	1,296,236	-
Total cost of sales	4,037,568	66,100

GROSS PROFIT	1,001,282	93,767

OPERATING EXPENSES
Depreciation	46,980	2,001
Amortization	714,031	-
Office-related expenses	358,643	64,168
Professional fees	721,153	1,864,612
Payroll and employee benefits	1,823,253	2,937,025
Travel	301,629	111,314
Selling and marketing	1,975,125	47,440
Total operating expenses	5,940,814	5,026,560

Loss from operations before other income and expense	(4,939,532)	(4,932,793)

OTHER INCOME (EXPENSE)
Interest income	14,872	-
Interest expense	(35,537)	(29,112)
Loss on conversion of note payable	(242,653)	-
Change in fair value of redeemable warrants	(8,150,000)	-
Other	1,995	-
Total other income (expense)	(8,411,323)	(29,112)

Net loss before income taxes	(13,350,855)	(4,961,905)

Income taxes	-	-

Net loss	(13,350,855)	(4,961,905)
Preferred stock dividend and accretion	(275,106)	(41,375)

Net loss available to common stockholders	$(13,625,961)	$(5,003,280)

Basic and diluted loss per share	$(0.10)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	140,981,596	95,289,598

See notes to condensed consolidated financial statements

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31,

	2008	2007
Cash flows from operating activities
Net loss	$(13,350,855)	$(4,961,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	714,031	-
Depreciation	46,980	2,001
Loss on change in fair value of redeemable and noncompensatory warrants	900,000	-
Loss on conversion of note payable	242,653	-
Loss on the issuance of redeemable warrants	7,250,000	-
Share-based payments to employees and consultants	94,556	4,359,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(26,847)	13,323
Increase in accounts receivable – related party	(11,084)	-
(Increase) decrease in deferred expenses	(1,256,490)	27,113
Increase in deposits and advances	(26,578)	-
Increase in deferred customer acquisition costs	(253,839)	-
Decrease in accounts payable and accrued expenses	(85,568)	(35,781)
Decrease in deferred compensation	(40,730)	(84,216)
Increase in deferred revenue	250,411	403

Net cash used in operating activities	(5,553,360)	(679,562)

Cash flows from investing activities:
Purchase of property and equipment	(220,169)	-
Increase in restricted cash	(250,000)	-
Net cash used by investing activities	(470,169)	-

Cash flows from financing activities:
Equity issuance costs	(380,000)	750,000
Net proceeds from credit card borrowing	40,445	-
Payments made on notes payable	(15,932)	(180,000)
Payments on and redemption of convertible notes	-	31,600
Proceeds from exercise of common stock warrants	42,000	4,815,000
Proceeds from private placement equity issuance	500	-
Proceeds from promissory notes	-	-
Proceeds from sale of preferred stock and redeemable warrants	7,000,000	(20,000)
Net cash provided by financing activities	6,687,013	5,396,600

Increase in cash	663,484	4,717,038

Cash, beginning of period	2,161,042	135,046
Cash, end of period	$2,824,526	$4,852,084

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$2,229	$-

Cash paid for income taxes	$-	$-

See notes to condensed consolidated financial statements

THE AMACORE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

The Amacore Group, Inc. (Amacore or the Company) develops, designs and distributes health-related membership benefit programs, insurance programs, and other healthcare solutions, primarily through its wholly-owned subsidiary, LifeGuard Benefit Services, Inc. (LifeGuard).  The Company’s products include discount benefit and/or limited medical benefit programs such as hearing, dental, vision and doctor reimbursements among others.  The components of these product offerings represent both Company-developed products as well products marketed through arrangements with other vendors.  Additionally, the Company utilizes its distribution network to market certain non health-related products and services.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On December 17, 2008, the Board of Directors of the Company, after discussions with the Company’s independent registered public accounting firm, McGladrey & Pullen, LLP (“McGladrey”) and its former independent registered public accounting firm Brimmer, Burek & Keelan LLP (“Brimmer”), determined that it is necessary to restate the Company’s consolidated financial statements for the quarterly period ended March 31, 2008 to correct the errors described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008.  Accordingly, the Company’s consolidated interim financial statements previously filed for those periods should no longer be relied upon and the Company’s press releases and similar communications should no longer be relied upon to the extent that they refer to such financial statements.

The effects of these corrections on the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows and descriptions of the nature of the adjustments made to the balances are as follows:

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,			March 31,
	2008			2008
	As Originally filed	Adjustments		As Restated
ASSETS
Current assets
Cash	$2,824,526			$2,824,526
Restricted cash	566,935			566,935
Accounts receivable	496,896			496,896
Non-trade receivables – related party	75,469			75,469
Inventory	37,814			37,814
Deferred expenses	3,920,234	(1,639,946)	(1)	2,280,288
Deposits and advances	87,814			87,814
Total current assets	8,009,688	(1,639,946)		6,369,742

Property, plant and equipment	760,048			760,048

Other assets
Deferred customer acquisition costs		253,839	(1)	253,839
Goodwill and other intangible assets	1,085,823	1,953,641	(2)	15,957,925
		13,566,021	(2)
		(647,560)	(3)

Unallocated assets	13,566,021	(13,566,021)	(2)	-
Total assets	$23,421,580	$(80,026)		$23,341,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,427,449			$2,427,449
Accounts payable – related party	527,930			527,930
Loans and notes payable	1,150,610	100,000	(4)	1,250,610
Accrued expenses and other liabilities	4,746,895	44,050	(4)	5,219,677
		428,732	(5)

Deferred compensation – related party	561,614			561,614
Deferred revenue	1,660,395			1,660,395
Total current liabilities	11,074,893	572,782		11,647,675
Long-term liabilities
Accrued dividends	704,482			704,482
Fair value of redeemable warrants		4,044,000	(6)	12,194,000
		8,150,000	(6)
Total liabilities	11,779,375	12,766,782		24,546,157

Stockholders' (deficit) equity
Preferred Stock	1			1
Common Stock A	114,674	4,496	(7)	119,170
Common Stock B	29,063	25	(7)	29,088
Additional paid-in capital	91,452,579	(4,521)	(7)	89,372,507
		(42,194)	(6)
		(4,044,000)	(6)
		2,010,643	(2)
Accumulated deficit	(79,954,112)	(55,251)	(8)	(90,725,369)
		(10,716,006)	(9)
Total stockholders' (deficit) equity	11,642,205	(12,846,808)		(1,204,603)
Total liabilities and stockholders' (deficit) equity	$23,421,580	$(80,026)		$23,341,554

EXPLANATION OF ADJUSTMENTS AND RECLASSIFICATIONS

(1)
Certain selling costs were capitalized in error, resulting in an overstatement of deferred customer acquisition costs. Additionally, some customer acquisition costs that were properly deferred were erroneously classified as current assets. This adjustment recognizes as expense the costs incorrectly capitalized and reclassifies the long-term portion to non-current assets.

(2)
During the third quarter of 2008, the Company completed its analysis and valuation of the assets acquired in the acquisition of LifeGuard. This adjustment reclassifies assets previously reported as unallocated assets to goodwill and other intangible assets and reflects the final determination of the LifeGuard purchase price.

(3)	This adjustment retrospectively adjusts the amortization of identifiable intangible assets acquired in the LifeGuard acquisition.

(4)
The Company incorrectly accounted for the conversion of certain notes payable. This adjustment correctly reflects the loss on conversion, the remaining outstanding balance of notes payable, and accrued interest payable.

(5)
The Company had not adequately analyzed the amount of sales refunds and charge-backs, resulting in an understatement of the related allowance. This adjustment increased the allowance for estimated refunds and charge-backs based on an established methodology.

(6)
Certain of the Company’s outstanding warrants were classified as equity instruments at the time of issuance. After further analysis, the Company has determined that these warrants are properly classified as liabilities in accordance with the provisions of SFAS 150 and EITF 00-19. This adjustment reclassifies those warrants as liabilities and reflects the adjustment of the fair value of those liabilities as of March 31, 2008.

(7)	This adjustment correctly reflects capital stock outstanding.

(8)	This adjustment corrects an entry made to accumulated deficit in error.

(9)	This is the effect on the accumulated deficit of restatement adjustments reflected in earnings.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,

	2008			2008
	As Originally filed	Adjustments		As Restated
REVENUES
Membership fees	$5,065,492	$(430,483)	(1)	$4,635,009
Commissions	136,743			136,743
Marketing fees and materials	267,098			267,098
Total revenue	5,469,333	(430,483)		5,038,850

COST OF SALES
Sales commissions	2,693,843	47,489	(2)	2,741,332
Benefit and service cost	131,173	1,165,063	(3)	1,296,236
Total cost of sales	2,825,016	1,212,552		4,037,568

GROSS PROFIT	2,644,317	(1,643,035)		1,001,282

OPERATING EXPENSES
Depreciation	46,980			46,980
Amortization	66,471	647,560	(4)	714,031
Office related expenses	358,643			358,643
Professional fees	721,153			721,153
Payroll and employee benefits	1,823,253			1,823,253
Travel	301,629			301,629
Selling and marketing	1,801,570	1,338,618	(2)	1,975,125
		(1,165,063)	(3)
Total operating expenses	5,119,699	821,115		5,940,814

Loss from operations before other income and expense	(2,475,382)	(2,464,150)		(4,939,532)

OTHER INCOME (EXPENSE)
Interest income	14,872			14,872
Interest expense	(35,537)			(35,537)
Loss on conversion of note payable	(98,603)	(144,050)	(5)	(242,653)
Change in fair value of redeemable warrants	-	(8,150,000)	(6)	(8,150,000)
Other	1,995			1,995
Total other income (expense)	(117,273)	(8,294,050)		(8,411,323)

Net loss before income taxes	(2,592,655)	(10,758,200)		(13,350,855)

Income taxes	-			-

Net loss	(2,592,655)	(10,758,200)		(13,350,855)
Preferred stock dividend and accretion	(317,300)	42,194	(6)	(275,106)

Net loss available to common stockholders	$(2,909,955)	$(10,716,006)		$(13,625,961)

Basic and diluted loss per share	$(0.02)			$(0.10)

EXPLANATION OF ADJUSTMENTS AND RECLASSIFICATIONS

(1)
The Company had not adequately analyzed the amount of sales refunds and charge-backs, resulting in an understatement of the related allowance and a corresponding overstatement of revenue.  This adjustment increased the allowance for estimated refunds and charge-backs based on an established methodology.

(2)
Certain selling costs were capitalized in error, resulting in an overstatement of deferred customer acquisition costs and an understatement of selling and marketing expense and sales commissions.  This adjustment recognizes as expense the costs incorrectly capitalized.

(3)	The Company had previously classified certain benefit and service costs as selling and marketing expenses. This adjustment reclassifies those costs.

(4)
During the third quarter of 2008, the Company completed its analysis and valuation of the assets acquired in the acquisition of LifeGuard.  This adjustment retrospectively reflects the amortization of identifiable intangible assets acquired in the LifeGuard acquisition.

(5)	The Company had incorrectly recorded the conversion of certain notes payable. This adjustment correctly reflects the loss on conversion.

(6)
Certain of the Company’s outstanding warrants were classified as equity instruments at the time of issuance.  After further analysis, the Company has determined that these warrants are properly classified as liabilities in accordance with the provisions of SFAS 150 and EITF 00-19.  This adjustment reflects the loss on issuance of those warrants for proceeds less than their fair value, the adjustment of the fair value of the warrants as of March 31, 2008, and the reversal of discount accretion previously recorded related to preferred stock issued in conjunction with the warrants.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31,

	2008			2008
	As Originally filed	Adjustments		As Restated

Net cash used by operating activities	$(4,833,669)	(719,691)	(1)(2)	$(5,553,360)

Cash flows from investing activities
Purchase of property and equipment	(381,735)	161,566	(2)	(220,169)
Decrease in restricted cash	(250,000)			(250,000)
Net cash used in investing activities	(631,735)			(470,169)

Cash flows from financing activities
Equity issuance costs	(380,000)			(380,000)
Net proceeds from credit card borrowing	40,445			40,445
Payments made on notes payable	(15,932)			(15,932)
Payments on and redemption of convertible notes	-			-
Proceeds from exercise of common stock warrants	42,000			42,000
Proceeds from private placement equity issuance	500			500
Proceeds from promissory notes	-			-
Proceeds from sale of preferred stock and redeemable warrants	7,000,000			7,000,000
Net cash provided by financing activities	6,687,013			6,687,013

Increase in cash	1,221,609	(558,125)	(1)	663,484

Cash, beginning of period	2,161,042			2,161,042

Cash, end of period	$3,382,651	$(558,125)		$2,824,526

EXPLANATION OF ADJUSTMENTS AND RECLASSIFICATIONS

(1)	This adjustment corrects an error in the previously reported balance of cash at the end of the period and, correspondingly, in the total reported increase in cash.

(2)
This adjustment reflects the reclassification of property and equipment acquired under capital lease and the increase in the corresponding liability from cash flows from investing and operating activities to non-cash investing activities

NOTE 3 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Management’s Assessment of Liquidity

At March 31, 2008, the Company had negative working capital of $5,277,933 and an accumulated deficit of $90,725,369.  For the three months ended March 31, 2008, the Company had an operating net loss of $13,350,855.  Anticipated revenue and the ongoing support of the Company’s majority shareholder will, in the opinion of management, be sufficient to sustain current planned operations for the next 12 months.  From January to March 2008, the Company received proceeds of $7,000,000 in two tranches through the sale of preferred stock to its majority shareholder.  Additional cash resources may be needed if the Company does not meet its sales targets, exceeds its projected operating costs, if unanticipated expenses arise or are incurred or the Company wishes to consummate an acquisition.  The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing.  There can be no assurance that the Company will not require additional financing.  Likewise, the Company can provide no assurance that if the Company needs additional financing that it will be available in an amount or on terms acceptable to us, if at all.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to the Company, the Company may be unable to execute upon our business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on business, financial condition and results of operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates that require management’s most difficult and subjective judgments include the reserve for sales refunds, valuation of intangible assets acquired in business combinations and the fair value of common stock and warrants issued.  Due to of the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

The Company records a reduction in revenue for estimated refunds, chargebacks from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.  Refunds, chargebacks and allowances totaled $1,035,925 and $270 for the three months ended March 31, 2008 and 2007, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.

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

Concentration of Credit Risk

For the three months ended March 31, 2008, revenue generated by LifeGuard represented approximately 87% of total consolidated revenue.  Lifeguard’s products are dependent upon strategic relationships with insurance companies; accordingly, a change in these strategic relationships, contractual or otherwise, could negatively impact the Company’s business.

For the three months ended March 31, 2008, one of Lifeguard’s customers represented 36% of LifeGuard’s revenue or 31% of consolidated revenue.

At certain times, the Company’s bank deposits exceed the amounts insured by the FDIC.  As of March 31, 2008, the Company had deposits in excess of FDIC insured limits of $2,521,559.  Should the financial institution cease operations when the Company’s deposit balances exceed FDIC insured limits, it would be a significant disruption to our cash flow.  Management continually monitors our banking relationships to lessen this risk.  In addition, a majority of the Company’s credit card processing is with one merchant processor.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  Based on the Company’s historical experience and an assessment of specific accounts no allowance was required at March 31, 2008 and at December 31, 2007.

Customer Acquisition Costs

Customer acquisition costs relate to contractual arrangements with certain marketing companies primarily for the sale of Lifeguard products.  Payments are made as leads are provided and are amortized to cost of goods sold over a term relevant to the expected life of the membership.  The majority of these costs are amortized on an accelerated basis over a period less than twelve months, in proportion to recognition of the related revenue.  At March 31, 2008 and December 31, 2007, unamortized customer acquisition costs of $1,435,057 and $0, respectively, are included in deferred expenses and $253,839 and $0, respectively, are included in deferred customer acquisition costs in the accompanying balance sheets.  Amounts paid for leads that do not result in a sale are expensed immediately as a selling and marketing expense.

In January 2008, the Company entered into an arrangement with a third party to expand distribution of the Company’s products resulting in an increase in customer acquisition costs for the three months ended March 31, 2008.  Customer acquisition costs of $1,332,621 and $0 for the three months ended March 31, 2008 and 2007 are included in selling and marketing in the accompanying statements of operations.

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

Property, plant and equipment, net of accumulated depreciation, consist of the following:

	March 31,	December 31,
	2008	2007

Computer hardware	$123,688	$418,804
Furniture and fixtures	375,149	70,634
Equipment and machinery	394,498	21,372
Building and leasehold improvements	39,932	39,933
	933,267	550,743
Less accumulated depreciation	(173,219)	(132,387)

Total	$760,048	$418,356

Depreciation expense including depreciation of assets held under capital leases, was $46,980 and $2,001 for the three months ended March 31, 2008 and 2007, respectively.

Goodwill and Acquired Intangible Assets

Management assesses goodwill related to reporting units for impairment annually as of October 1 or more frequently if an event occurs or circumstances indicate that the asset might be impaired and determines if a reduction of the carrying amount of goodwill is required.  An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit.

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

The following sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007

Numerator:
Net loss	$(13,350,855)	$(4,961,905)
Less preferred stock dividend and accretions	(275,106)	(41,375)

Net loss available to common stockholders	$(13,625,961)	$(5,003,280)

Denominator:
Weighted average basic and fully diluted shares outstanding	140,981,596	95,289,598

Net earnings per common share - basic and diluted	$(0.10)	$(0.05)

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

	As of March 31,
	2008	2007

Potentially dilutive securities outstanding at end of period:
Common stock warrants	74,277,850	21,295,400
Convertible preferred stock:
Series A	310,000	310,000
Series D	694,600,000	363,500,000
Series E	69,500,000	42,000,000
Series G	2,000,000	-
Total	840,687,850	427,105,400

Weighted-average share equivalents outstanding	803,518,894	241,558,538

Fair Value Measurements

Statement of Financial Accounting Standard No. 157 (“SFAS 157”) Fair Value Measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date . In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition.  However, in certain cases, the transaction price may not represent fair value.  Prior to SFAS 157, the fair value of a liability was often based on a settlement price concept, which assumed the liability was extinguished.  Under SFAS 157, fair value is based on the amount that would be paid to transfer a liability to a third party with the same credit standing.  SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.  Accordingly, fair value is no longer determined based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques:  (i) the market approach, (ii) the income approach, and (iii) the cost approach.  SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs.  SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.  SFAS 157 establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  SFAS 157 defines the input levels as follows:

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

Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.  Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Reclassifications

Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements Issued But Not Yet Adopted

In December 2007, the FASB issued SFAS 160 Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160“). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company believes that SFAS 160 will not have a material impact, if any, on its financial statements.

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

NOTE 4 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the three months ended:

	March 31,	March 31,
	2008	2007
Beneficial conversion feature accretion	$57,566	$-

Conversion value of notes payable and interest to common stock	645,814	-

Preferred stock dividends	217,540	-

Reclassification of noncompensatory warrants from equity to liabilities	44,000	-

Property and equipment acquired under capital lease agreements	161,567	-

NOTE 5 – ACQUISITIONS

On September 1, 2007, the Company acquired 100% ownership of JRM Benefits Consultants, LLC (JRM); and on October 9, 2007, the Company acquired 100% ownership of LifeGuard Benefit Services, Inc. (LifeGuard).

The Company completed the identification and valuation analysis of the intangible assets acquired in respect to the LifeGuard acquisition as of September 30, 2008.  Prior to the completion of the Company’s valuation analysis these intangible assets were identified as unallocated assets in the consolidated balance sheet (see Note 6).  Based upon the final analysis, the Company has adjusted amortization expense retrospectively and has allocated the purchase price to individual intangible assets within the restated financial statements for the period ended March 31, 2008.

The following table summarizes goodwill and the other identifiable intangible assets in respect to the LifeGuard acquisition and their respective estimated fair values as reclassified from the unallocated assets balance as of the acquisition date:

Customer and vendor relationships	$10,688,000
Software	465,000
Trademark and tradename	710,000
Total identifiable intangible assets	11,863,000
Goodwill	4,281,662
Total	$16,144,662

Unaudited pro forma operating data for the three months ended March 31, 2007 is presented as though JRM and LifeGuard had been acquired at January 1, 2007.  The unaudited pro forma operating data does not purport to represent what our actual results of operations would have been had we acquired JRM and LifeGuard on January 1, 2007 and should not serve as a forecast of the Company’s operating results for any future periods.  The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time.  The unaudited pro forma operating data is presented as follows:

For the Three Months
Ended
March 31, 2007

Total revenues	$1,664,020

Net loss	$(135,311)

Basic and diluted loss per share	$(0.06)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the components of goodwill and other intangible assets.

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Goodwill	$4,603,906	$-	$4,603,906	$492,144	$-	$492,144
Customer and vendor relationships	10,822,000	541,100	10,280,900	-	-	-
Software	548,250	87,906	460,344	708,250	41,164	667,086
Trademarks and tradenames	745,900	133,125	612,775	-	-	-
Unallocated assets	-	-	-	13,566,020	-	13,566,020
Total	$16,720,056	$762,131	$15,957,925	$14,766,414	$41,164	$14,725,250

Goodwill represents the excess of the purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed in respect to the JRM and Lifeguard acquisitions.  None of this goodwill is expected to be deducted for tax purposes.

Amortization expense related to all of the Company’s identifiable intangible assets for the three months ended March 31, 2008 and 2007 was $714,031 and $0, respectively.  Management estimates amortization expense of approximately $11,318,120 over the next five years.  Future amortization of intangible assets is shown in the following table:

2008	$2,159,738
2009	2,524,650
2010	2,304,932
2011	2,164,400
2012	2,164,400
$11,318,120

The weighted-average remaining amortization period for customer and vendor relationships, software, and amortizable trademarks and tradenames is 4.75 years, 2.5 years, and 13 months, respectively.

The table below presents the total carrying amount by intangible asset class for intangible assets not subject to amortization:

	Carrying Value
	March 31,	December 31,
	2008	2007
Goodwill	$4,603,906	$492,144
Trademarks and tradenames	35,900	-
Total	$4,639,806	$492,144

NOTE 7 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of March 31, 2008 and December 31, 2007:

	2008	2007

Promissory notes payable to investors and stockholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	$557,500	$572,500

Convertible promissory notes payable to investors and stockholders; bearing interest ranging from 10% to 11% per annum; due through December 2006; currently in default	122,000	122,000

Convertible promissory notes payable to investors and stockholders; bearing interest at 8% per annum; due through December 2007; currently in default	7,000	357,000

Promissory notes payable to investors and stockholders; bearing interest of 1.53% per annum; due through June 2004, increasing to 15% thereafter, currently in default	114,950	114,950

Revolving consumer credit cards	269,001	228,557

Capital lease obligation	161,567	-

Promissory notes payable to related parties (non-interest bearing; payable on demand)	18,592	19,523

Total notes and loans payable	$1,250,610	$1,414,530

At the date of issue of each of the convertible notes, the conversion price was equal to or exceeded the stock price at the time of issue, and as such, no intrinsic value was allocated to the embedded option of each note.  As of March 31, 2008, all notes and loans payable are classified as current maturities due to either maturity dates or events of default.

Approximately $801,450 of the above listed notes in default are held by investors who have been financial supporters of the Company.  The Company is in the process of negotiating either a conversion to equity or, a restructuring of the terms of these notes.

As of March 31, 2008, the Company had several capital lease obligations totaling $161,567, which are expected to be satisfied within twelve months and, accordingly, have been classified as current liabilities.

On February 13, 2008, the Company received notice to convert a promissory note in the amount of $100,000 with accrued interest of $44,050 into 1,617,680 shares of Class A common stock which were issued on or about February 13, 2008.

On March 31, 2008, the Company received notice to convert a promissory note in the amount of $350,000 with accrued interest of $53,162 into 4,031,620 shares of Class A common stock which were issued on or about March 31, 2008.

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock.

Series B, C, D, E, and G Preferred Stock is entitled to receive dividends payable on the stated value of the preferred stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter.  Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds legally available for the payment of dividends.  Dividends are payable in cash or common stock, at the option of the holder.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  At March 31, 2008 and December 31, 2007, accrued and unpaid dividends related to the preferred stock are $704,483 and $479,896, respectively.  The Company’s Series A Preferred Stock does not accrue dividends.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, and before any junior security of the Company, the holders of preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the stated value of holder’s respective preferred stock series plus the aggregate amount of accumulated but unpaid dividends on each share of preferred stock.  If, upon a liquidation event, the assets of the Company are insufficient to permit payment in full to such holders of the aggregate amount that they are entitled to be paid by their respective terms, then the entire assets, or proceeds thereof, available to be distributed to the Company’s stockholders shall be distributed to the holders of the preferred stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.  The liquidation value of Series A, B, C, D, E, and G as of March 31, 2008 was $155,000, $0, $0, $7,415,556, $1,490,380, and $10,134,546, respectively.

The table below sets forth the preferred stock outstanding as of March 31, 2008 December 31, 2007.  Note that no shares of Series B or Series C Preferred Stock were outstanding as of March 31, 2008 or December 31, 2007.

	March 31,	December 31,
	2008	2007
Series A	155	155
Series D	695	695
Series E	139	139
Series G	1,000	300
	1,989	1,289

Preferred Stock Series A

As of March 31, 2008, 155 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were outstanding.  There were no issuances of Series A Preferred Stock during the three month period ended March 31, 2008.  Each share of Series A Preferred Stock is convertible into 2,000 shares of Class A common stock, subject to adjustment for stock dividend, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.  As of March 31, 2008, the outstanding shares of Series A Preferred Stock were convertible into 310,000 shares of Class A common stock.

Preferred Stock Series B

Each share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) is convertible at any time, at the option of the holder, into one share of Class A common stock, subject to adjustment for stock dividends, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.   There were no issuances of Series B Preferred Stock during the three month period ended March 31, 2008.  As of March 31, 2008, no shares of Series B Preferred Stock were outstanding.

Preferred Stock Series C

Each share of Series C Mandatory Convertible Preferred Stock (“Series C Preferred Stock”) is deemed to have a value of $10,000 and is convertible at any time, at the option of the holder, into such amount of shares of Class A common stock purchasable for $10,000 on the day of conversion at the lesser of $2.88 or seventy-five percent (75%) of the lowest closing bid price during the five days immediately prior to the conversion date (the “Series C Conversion Price”).  The Series C Conversion Price is subject to adjustment for stock dividends, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.  There were no issuances of Series C Preferred Stock during the three month period ended March 31, 2008.  As of March 31, 2008, no shares of Series C Preferred Stock were outstanding.

Preferred Stock Series D

As of March 31, 2008, 694.6 shares of Series D Preferred Stock were outstanding.  There were no issuances of Series D Preferred Stock during the three month period ended March 31, 2008. Each share of Series D Preferred Stock is convertible at any time after the second anniversary date of issuance, at the option of the holder, into that number of shares of Class A Common Stock equal to $10,000 divided by $0.01 (the “Series D Conversion Price”).  The Series D Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series D Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series D Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series D Preferred Stock.  The shares of Series D Preferred Stock, generally, become convertible into Class A Common Stock two years after issuance.  As of March 31, 2008, the outstanding shares of Series D Preferred Stock, assuming that all shares of Series D Preferred Stock have been outstanding for at least two years, would have been convertible into 694,600,000 shares of Class A Common Stock.  If on July 15, 2011, any share of Series D Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series D Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series D Preferred Stock into Class A Common at the then applicable Series D Conversion Price.

In connection with the Series D Preferred Stock, the Company recorded an aggregate beneficial conversion feature of $6,410,000.  The Company accounted for the beneficial conversion feature in accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”) and EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”).  The resulting discounts have been accreted as a dividend to the preferred shareholders from the date of issuance to the preferred stock’s mandatory conversion date, using the effective yield method.  Accretion recognized for the three months ended March 31, 2008 was $50,584.

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

The Company, at its option, may call for redemption of all  the Series E Preferred Stock at any time, provided (a) the closing trading price of the Class A common stock exceeds $0.50 per share (as quoted on the principal exchange, including for this purpose, the Nasdaq National Market on which it is then listed, or if it is not so listed, the closing bid price per share for such stock, as reported by Nasdaq, the OTC Bulletin Board, the National Quotation Bureau, Incorporated or other similar service which regularly reports closing bid quotations for such stock) for 15 trading days during any 20-trading day period; and (b) there is at the time of the call for redemption by the Corporation, and has been for the period specified in (a) above preceding such call, an effective registration statement covering the resale of the shares of Class A common stock underlying the Series E Preferred Stock.  The Company shall effect any redemption of the Series E Preferred Stock by paying in cash in exchange for each share of Series E Preferred Stock to be redeemed a sum equal to 150% of the stated value of such shares of Series E Preferred Stock plus all accruing dividends accrued but unpaid thereon, whether or not declared, with respect to such share.

As of March 31, 2008, there were 139 shares of Series E Preferred Stock outstanding.  There were no issuances of Series E Preferred Stock during the three month period ended March 31, 2008.  The shares of Series E Preferred Stock, generally, become convertible into Class A common stock two years after issuance.  As of March 31, 2008, the outstanding shares of Series E Preferred Stock, assuming that all shares of Series E Preferred Stock have been outstanding for at least two years, would have been convertible into 69,500,000 shares of Class A common stock.  If on July 15, 2011, any share of Series E Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series E Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series E Preferred Stock into Class A Common at the then applicable Conversion Price.

In connection with the Series E Preferred Stock, the Company recorded an aggregate beneficial conversion feature of $970,000. The Company accounted for the beneficial conversion feature in accordance with EITF 00-27 and EITF 98-5. The resulting discounts are accreted as a dividend to the preferred shareholders from the date of issuance to the preferred stock’s mandatory conversion date, using the effective yield method.  Accretion recognized for the three months ended as of March 31, 2008 was $6,981.

Preferred Stock Series G

Each share of Series G Preferred Stock is convertible at any time, at the option of the holder, into that number of shares of Class A Common Stock equal to $10,000 divided by $5.00 (the “Series G Conversion Price”). The Series G Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series G Conversion Price. In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series G Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series G Preferred Stock. In addition, if on November 7, 2009, the Series G Conversion Price then in effect is higher than the current market price of the Company’s Class A Common Stock, then the Series G Conversion Price shall be reduced to such current market price (provided that the current market price shall never be less than $0.01).  If on July 15, 2011, any share of Series G Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series G Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series G Preferred Stock into Class A Common at the then applicable Conversion Price.

If the Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009, elect to redeem all, but not less than all, of the outstanding Series G Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

On January 31, 2008 and March 13, 2008, the Company issued 300 and 400 shares of its Series G Mandatory Convertible Preferred Stock (“Series G Preferred Stock”) for proceeds of $3,000,000 and $4,000,000, respectively.  In connection with the Series G Preferred stock issued on March 13, 2008, detachable warrants for 45,000,000 shares of Class A common stock, exercisable for five years at an exercise price of $0.375, were issued.  As the holders of the warrants have the ability, under certain circumstances, to require cash settlement these warrants are liabilities in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  The fair value of the warrants was determined by a third–party valuation specialist based upon the Black-Scholes-Merton Option Pricing Model.

At March 31, 2008 the fair value of these warrants is $12,150,000.  For the three months ended March 31, 2008, the effect of mark-to-market adjustments was a loss of $900,000 and has been recorded as “Change in fair value of redeemable warrants” caption within the accompanying Statements of Operations.  See Note 11 for additional fair value disclosure information.

As the fair value of the warrants at issuance exceeded the proceeds, the preferred stock has no recorded value and a loss of $7,250,000 representing the excess of the fair value of the warrants over the proceeds was recorded at March 13, 2008.

In the event certain circumstances require cash settlement of these warrants, the warrant agreement provides for a specific pricing method and assumptions which can result in a different settlement value than the fair value at which the Company has recorded the warrants on the Balance Sheet.  The aggregate settlement value, if settlement were to occur on March 31, 2008, as calculated in accordance with the warrant agreements was $10,800,000.

As of March 31, 2008, 1,000 shares Series G Preferred Stock were outstanding and convertible into 2,000,000 Class A common shares.

NOTE 9 – COMMON STOCK

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

NOTE 10 – WARRANTS AND SHARE-BASED AWARDS

Warrants

During the three months ended March 31, 2008 and 2007, the Company issued warrants to purchase an aggregate of 46,075,000 and $9,625,000 shares of common stock, respectively.  At March 31, 2008 there were 66,312,850 and 7,965,000 warrants outstanding to purchase Class A and Class B common stock, respectively, exercisable at varying prices through 2013.

Certain of these warrants are liability instruments issued in connection with preferred stock and convertible promissory notes. These warrants are classified as liability instruments because, under certain conditions, the holders may require cash settlement.  At March 31, 2008, 45,400,000 warrants were classified as liabilities.  No warrants were classified as liabilities at December 31, 2007.  The remaining warrants are compensatory warrants, issued to employees and others in exchange for services.

The following table summarizes this warrant activity:

	Class A Warrants
	Three Months Ended March 31,
	2008		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of period	20,452,850	$0.35	7,747,000	$0.33
Warrants issued	46,075,000	0.38	9,625,000	0.13
Warrants cancelled or expired	(15,000)	0.05	(502,000)	0.03
Warrants exercised	(200,000)	0.21	(3,210,000)	0.01
Warrants outstanding, end of period	66,312,850	$0.37	13,660,000	$0.27

	Class B Warrants
	Three Months Ended March 31,
	2008		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of period	7,965,000	$0.44	4,100,000	$0.06
Warrants issued	-	-	-	-
Warrants cancelled or expired	-	-	-	-
Warrants exercised	-	-	-	-
Warrants outstanding, end of period	7,965,000	$0.44	4,100,000	$0.06

The following table summarizes the status of warrants outstanding and exercisable at March 31, 2008:

Exercisable and Outstanding Warrants
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life in Years
$0.01	762,850	2.13
$0.03	6,000,000	3.99
$0.10	350,000	3.07
$0.15	200,000	1.30
$0.16	2,375,000	2.10
$0.30	3,700,000	3.98
$0.32	50,000	4.46
$0.375	45,000,000	4.95
$0.39	200,000	4.82
$0.50	13,465,000	4.68
$1.25	1,300,000	1.78
	73,402,850

As of March 31, 2008, there was $355,648 of unrecognized compensation cost related to non-vested warrants that is expected to be recognized over a weighted-average period of one year.  The intrinsic value of warrants exercised during the three-month periods ended March 31, 2008 and 2007 was $34,000 and $1,212,600, respectively.  The market value of shares vested as of March 31, 2008 was $32,297,254.

During the three months ended March 31, 2008 and 2007, the Company recognized $82,556 and $1,207,500, respectively, of compensation expense associated with warrants issued to directors, employees and consultants. Compensation expense was determined using the Black-Scholes Option Model with a volatility ranging between 212% and 249%, a risk free interest rate ranging between 2.78% and 4.48% , a life of five years and a zero dividend rate.

Stock Awards Issued

The following table details the stock awards that were granted and issued during the three months ended March 31, 2008 for various purposes, such as employment compensation and for goods and services.  The Company’s stock awards consist of Class A and Class B common stock.  The grant date fair value is based on the share price as of the award date.  For the three months ended March 31, 2008, $12,000 and $3,180,000, respectively, of share-based compensation was recognized within the Statement of Operations.

Award Date	Award Type	Number of Shares	Grant Date Fair Value of Stock-Based Awards
2008

3/3/2008	Class A Common	25,000	$12,000
		25,000	$12,000

2007

1/15/2007	Class A Common	3,000,000	$105,000
1/31/2007	Class B Common	20,500,000	3,075,000
		23,500,000	$3,180,000

Stock-Based Compensation Expense

For the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	Three Months Ended
	March 31,
	2008	2007
Stock-based compensation:
Professional fees	$94,556	$457,500
Payroll and employee benefits	-	3,960,000
Total	$94,556	$4,417,500

NOTE 11 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy are summarized as follows:

March 31, 2008
Fair Value Measurements at Reporting Date Using

	Significant
	Unobservable
	Inputs	Total
	(Level 3)	Fair Value

Reedemable warrants	$12,150,000	$12,150,000
Non-compensatory warrants	44,000	44,000
Total liabilities	$12,194,000	$12,194,000

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 3, based upon the priority of inputs to respective valuation techniques.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include:  (1) warrant instruments which contain redemption provisions which under certain circumstances may require cash settlement and (2) certain non-compensatory warrants.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Unputs
(Level 3)
Fair Value of Certain Warrants

	Balance Beginning of Period	Reclassification of Warrants as Liabilities	(Gain) or Loss Recognized in Earnings From Change in Fair Value	Issuances	Balance End of Period
For the Three Months Ended March 31, 2008
Redeemable warrants	$-	$-	$900,000	$11,250,000	$12,150,000
Non-compensatory warrants	-	44,000	-	-	44,000
Total	$-	$44,000	$900,000	$11,250,000	$12,194,000

For the three months ended March 31, 2008, total unrealized losses of $8,150,000 are included in earnings in the Statement of Operations caption “Change in fair value of redeemable warrants.”  Unrealized losses for the three months ended March 31, 2008 include losses on initial issuance of warrants of $7,250,000.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the three month period ending March 31, 2008, LifeGuard marketed a membership product which it licenses from DirectMed, a company thirty-three percent (33%) owned by the President of LifeGuard.   LifeGuard pays DirectMed a branding fee based on the number of memberships sold.  During the three month period ended March 31, 2008, LifeGuard paid DirectMed $60,370 in branding fees. Accounts payable at March 31, 2008 associated with DirectMed was $526,492.

At March 31, 2008, LifeGuard had Notes Payable totaling $18,592 to LifeGuard Marketing Corporation, a company fifty (50) percent owned by the President of LifeGuard.  This note is non-interest bearing.

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

NOTE 13 – SUBSEQUENT EVENTS

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

On April 30, 2008, the Company issued 200 shares of Series G Preferred Stock with a warrant to purchase up to 22,500,000 shares of the Company’s Class A Common Stock at an exercise price of $0.375 per share for $2,000,000.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 17, 2008, the Board of Directors of the Company, after discussions with the Company’s independent registered public accounting firm, McGladrey & Pullen, LLP (“McGladrey”) and its former independent registered public accounting firm Brimmer, Burek & Keelan LLP (“Brimmer”), determined it necessary to restate the Company’s consolidated financial statements for the quarterly period ended March 31, 2008 to correct the errors described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008. Accordingly, the Company’s consolidated interim financial statements previously filed for those periods should no longer be relied upon and the Company’s press releases and similar communications should no longer be relied upon to the extent that they relate to such financial statements.

Based on the aforementioned, Part I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended accordingly.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through March 2009, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita’s anticipated growth in sales and margins and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions. One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission, not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. In addition, actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The Company will update this forward-looking information only to the extent required under applicable securities laws. Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

In January 2008, the Company formed a wholly-owned subsidiary, Zurvita, Inc., to establish a multilevel marketing distribution channel that would deliver products to the consumer directly.  Zurvita hired Mark Jarvis as its President, a veteran in this field with a proven track record at building sales.  Through Zurvita, the Company has begun to access a new market for its existing products.  Zurvita’s official launch occurred on February 29, 2008 and, with its sales force trained on only one product, Zurvita achieved sales of approximately $300,000 through March 31, 2008.  We are extremely pleased with these results and anticipate substantial growth in sales and margins as more Amacore products are added to Zurvita’s portfolio.

Leading into 2008, we had already commenced discussions to acquire yet another distribution channel, US Health Benefits Group (USHBG) (See Note 13 – Subsequent Events), a fifty-seat, inbound telemarketing call center that engages in the marketing of association membership programs and health insurance plans to individuals and families throughout the United States. USHBG utilizes its proprietary call center software application (LeadMaster) to connect consumers who are searching online for a health care quote with sales agents in one of its multiple call centers.

During the first quarter of 2008, we focused our efforts on driving strong organic growth.  By driving our products through established distribution channels, we were able to achieve total revenue for the quarter of $5,038,850.  This is a remarkable achievement as all the growth during the quarter was organic.  We were able to pay advance commissions to our marketing partners allowing them to focus on establishing our products in the market place.  The accelerated sales have continued during the beginning of the second quarter.

While we continue to focus on increasing our revenues during the remainder of 2008 and beyond, we are also focusing our attention on reducing losses and are working hard to achieve our objective of profitability during the fourth quarter of this year.  Our efforts during the first quarter of 2008 resulted in a basic & diluted loss per share of $0.10, a significant reduction from a basic & diluted loss per share of $0.12 in the fourth quarter of 2007. We believe that the successful execution of our strategic plan and the achievement of our forecast sales and margins will place Amacore well in its stated objective to achieve operational profitability.

All these activities are in line with our aim of vertical integration. Through well planned vertical integration, we believe we will be able to own even more of the products we sell and own more of our distribution channels, allowing us to retain more of the end dollar spent by each customer.

RESULTS OF OPERATIONS

Revenue:

Total revenue was $5,038,850 for the three months ended March 31, 2008, an increase of $4,878,983 from total revenue for the same period in 2007. New product offerings and growth in Amacore’s membership base as well as the acquisitions of LifeGuard and JRM contributed to the significant increase in revenue earned during the quarter ended March 31, 2008.  A reserve for refunds of $370,807 has been included in membership fees as of March 31, 2008.  The Company negotiates with health insurance companies to offer their programs in various combinations with other programs at a reduced rate from separate contracts.  The Company is obligated to pay the insurance company for the coverage at the time of sale regardless of refunds to the ultimate consumer of the product.  Different geographic areas result in different combinations of products and the Company alters its combinations over time depending on consumer surveys and other variables. Commission expense is recorded at the time of sale and is adjusted for refunds.

Operating Expenses:

Our operating expenses for the three months ended March 31, 2008 and 2007 were $5,940,814 and $5,026,560, respectively.  Comparison of the more significant components of operating expenses follows:

	Three Months Ended March 31,
			Increase
	2008	2007	(Decrease)

Depreciation and amortization	$761,011	$2,001	$759,010
Office-related expenses	358,643	64,168	294,475
Professional fees	721,153	1,864,612	(1,143,459)
Payroll and benefits	1,823,253	2,937,025	(1,113,772)
Travel	301,629	111,314	190,315
Selling and marketing	1,975,125	47,440	1,927,685
Total	$5,940,814	$5,026,560	$914,254

Depreciation and amortization expense, which is computed on a straight-line method over the assets estimated lives, for the three months ended March 31, 2008, was $761,011, an increase of $759,010 over the same period of 2007 due to the inclusion of the fair value of the assets purchased in the LifeGuard acquisition.

Office-related expense was $358,643 for the three months ended March 31, 2008, an increase of $294,475 over the same period in 2007.  This increase is primarily due to rent expense incurred for its new subsidiaries located in New Jersey, Dallas and Houston.

Professional fees for the three months ended March 31, 2008 were $721,153, a decrease of $1,143,459 over the same period in 2007.  The decrease was primarily the result of the Company issuing less number of warrants in the corresponding period.

Payroll and related expenses for the three months ended March 31, 2008 were $1,823,253, a decrease of $1,113,772 over the same period of 2007. During the first quarter of 2007, the Company incurred a significant expense by issuing stock to retain its President, Senior VP of Sales and Director of Operations.

Business travel and trade show expenses for the three months ended March 31, 2008 were $301,629, an increase of $190,315 over the same period of 2007.  The increase resulted mainly from additional travel required in negotiating contracts for the Company’s new programs, promoting additional sales, acquisitions and completing the financings that occurred during the first three months of 2008.

Selling and marketing expenses for the three months ended March 31, 2008, of $1,975,125 increased by $1,927,685 over the same period in 2007 due to significant lead cost and sales incentives as well as the acquired operations of JRM and LifeGuard.

Other Income (Expense)

Interest expense:

Interest expense for the three months ended March 31, 2008 was $35,537, compared to $29,112 for the same period in 2007. Interest expense relates to interest on our notes payable.

Loss on conversion of note payable

Loss on conversion of notes payable was $242,653 for the three months ended March 31, 2008 while no such loss was incurred during the three months ended March 31, 2007.

Loss on change in fair value of redeemable warrants

Pursuant to FASB Statement No 150, redeemable warrants are recorded at fair value with changes in their fair value reflected in the Company’s condensed consolidated statements of operations.  For the three months ended March 31, 2008, the loss on change in fair value of redeemable warrants was $8,150,000, while no such loss was incurred during the three months ended March 31, 2007.  The loss is a non cash item not effecting operating cash flows.

Net loss:

Our net loss amounted to $13,350,855 for the three months ended March 31, 2008 compared to $4,961,905 for the three months ended March 31, 2007.  The significant change in our net loss is more fully discussed above in the details of changes in our account balances.

Preferred stock dividends and accretions:

Preferred stock dividends and accretions amounted to $275,106 for the three months ended March 31, 2008 compared to $41,375 for the same period in 2007.  The increase was due to the additional preferred stock issued by the Company over the course of 2007 and 2008.

Loss per common share:

Loss per common share amounted to $0.10 for the three months ended March 31, 2008 compared to $0.05 for the three months ended March 31, 2007.  Loss per common share is calculated by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding.  Loss per common share does not give effect to warrants to acquire common stock and convertible securities because, while in a loss position, the effects would be anti-dilutive.

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

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the three months ended March 31:

	2008	2007

Net cash used by operating activities	$(5,553,360)	$(679,562)
Net cash used by investing activities	(470,169)	-
Net cash provided by financing activities	6,687,013	5,396,600

Net increase in cash	$663,484	$4,717,038

During the first three months of 2008, significant equity transactions consist of the issuance of 700 shares of preferred stock for $7,000,000 and the issuance of 5,649,300 shares of common stock through conversion of certain notes payables and accrued interest in the amount of $645,814.

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

For period ended March 31,

2009	$244,022
2010	225,110
2010	188,787
2011	93,029
$750,948

As of March 31, 2008, the Company had several capital lease obligations totaling $161,567, which are expected to be satisfied within twelve months and, accordingly, have been classified as current liabilities.

At March 31, 2008, the Company had negative working capital of $5,277,933 and an accumulated deficit of $90,725,369.  For the three months ended March 31, 2008, the Company had an operating net loss of $13,350,855.  Anticipated revenue and the ongoing support of the Company’s majority shareholder will, in the opinion of management, be sufficient to sustain current planned operations for the next 12 months.  From January to March 2008, the Company received proceeds of $7,000,000 in two tranches through the sale of preferred stock to its majority shareholder.  Additional cash resources may be needed if the Company does not meet its sales targets, exceeds its projected operating costs, if unanticipated expenses arise or are incurred or the Company wishes to consummate an acquisition.  The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing.  There can be no assurance that the Company will not require additional financing.  Likewise, the Company can provide no assurance that if the Company needs additional financing that it will be available in an amount or on terms acceptable to us, if at all.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to the Company, the Company may be unable to execute upon our business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the Company business, financial condition and results of operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T  Controls and Procedures

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

The Company notes that approximately $801,450 of the notes in default listed in Note 7 – Notes and Loans Payable, are held by investors who have been supporters of the Company over the past years. The Company is in the process of negotiating a conversion to equity for these notes.  While the Company believes that such a conversion is likely, it cannot assure that this will be the eventual outcome.

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

3.2   Amended Certificate of Designation of Series G Convertible Preferred Stock filed with the Delaware Secretary of State on May 8, 2008 (incorporated by reference to Exhibit 3.2 to the Original Form 10-QSB filed on May 20, 2008).

10.1 Preferred Stock Purchase Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated January 15, 2008 (incorporated by reference to Exhibit 1.1 to the 1/14/2008 8-K).
10.2 Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated January 15, 2008 (incorporated by reference to Exhibit 1.2 to the 1/14/2008 8-K).

10.3 Preferred Stock Purchase Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (incorporated by reference to Exhibit 10.3 to the Original Form 10-QSB filed on May 20, 2008).

10.4 Warrant Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (incorporated by reference to Exhibit 10.4 to the Original Form 10-QSB filed on May 20, 2008).

10.5 Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (incorporated by reference to Exhibit 10.5 to the Original Form 10-QSB filed on May 20, 2008).

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

Dated: March 25, 2009	/s/ Jay Shafer
Chief Executive Officer

Dated: March 25, 2009	/s/ Scott Smith
Interim Chief Financial Officer

EXHIBIT INDEX

3.1	Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K on January 14, 2008 (the “1/14/2008 8-K”))
3.2
Amended Certificate of Designation of Series G Convertible Preferred Stock filed with the Delaware Secretary of State on May 8, 2008 (incorporated by reference to Exhibit 3.2 to the Original Form 10-QSB filed on May 20, 2008).

10.1	Preferred Stock Purchase Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated January 15, 2008 (incorporated by reference to Exhibit 1.1 to the 1/14/2008 8-K).
10.2	Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated January 15, 2008 (incorporated by reference to Exhibit 1.2 to the 1/14/2008 8-K).
10.3
Preferred Stock Purchase Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (incorporated by reference to Exhibit 10.3 to the Original Form 10-QSB filed on May 20, 2008).

10.4
Warrant Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (incorporated by reference to Exhibit 10.4 to the Original Form 10-QSB filed on May 20, 2008).

10.5
Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund dated March 13, 2008 (incorporated by reference to Exhibit 10.5 to the Original Form 10-QSB filed on May 20, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002