Form 10-Q/A
period 2008-06-30
AMACORE GROUP, INC.
filed 2009-03-25
CIK 949394

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
143,220,225 Class A Common Shares
2,503,522 Class B Common Shares

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct previously issued condensed consolidated financial statements of The Amacore Group, Inc. (the “Company”) as of and for the six months ended June 30, 2008, initially filed on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on August 14, 2008 (the “Original Form 10-Q”).  This restatement corrects errors related to the treatment of certain warrant agreements with “change in control” provisions, the treatment of the allowance for sales refunds and chargebacks, and the treatment of capitalization of commissions paid.  The tables within Note 2 to the Condensed Consolidated Financial Statements contained herein show the amount originally reported, the amount of the adjustment and the restated amount.  In addition, the presentation of financial information (including notes to financial statements) has been revised to conform to the presentation of financial information in the Company Quarterly Report on Form 10-Q for the period ended September 30, 2008.  In addition, certain other enhancements and clarifications to Part I, Item 2 have been made.

This Form 10-Q/A includes items that have been changed as a result of the restatement as well as items that are unchanged from the Original Form 10-Q.  Other than as required to reflect the effects of the restatement, this Form 10-Q/A has not been updated to reflect the effects of other events occurring subsequent to the filing date of the Original Form 10-Q.  Therefore, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

This Form 10-Q/A amends the following items which were impacted by the adjustments described above:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

THE AMACORE GROUP, INC.

FORM 10-Q/A

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash	$2,054,937	$2,161,042
Restricted cash	250,000	316,935
Accounts receivable (net of $50,662 and $0 allowance for doubtful accounts in 2008 and 2007, respectively)	297,159	470,049
Non-trade receivables – related party	92,114	64,385
Inventory	37,814	37,814
Deferred expenses	3,195,179	1,023,798
Deposits and advances	491,137	61,236
Total current assets	6,418,340	4,135,259

Property, plant and equipment (net of accumulated depreciation of $245,204 and $132,387 for 2008 and 2007, respectively)	899,235	418,356

Other assets
Deferred customer acquisition costs	473,636	-
Goodwill and other intangible assets	26,382,017	14,725,250
Other	1,152,348	-
Total other assets	28,008,001	14,725,250

Total assets	$35,325,576	$19,278,865

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,986,938	$2,639,200
Accounts payable - related party	610,217	590,888
Loans and notes payable	1,326,947	1,414,530
Accrued expenses and other liabilities	2,945,029	5,147,665
Deferred compensation - related party	466,414	602,344
Deferred revenue	1,881,464	1,409,984
Deferred acquisition payments	465,685	-
Total current liabilities	10,682,694	11,804,611

Long-Term Liabilities
Capital lease obligations	69,420	-
Deferred acquisition payments	884,760	-
Accrued dividends	1,029,831	479,896
Fair value of redeemable warrants	19,458,597	-
Total long-term liabilities	21,442,608	479,896

Total liabilities	32,125,302	12,284,507

Stockholders' (deficit) equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series D mandatory convertible preferred stock; 694.6 shares authorized; 689 shares issued and outstanding for 2008 and 2007, respectively	-	-
Series E mandatory convertible preferred stock; 139 shares authorized; 139 shares issued and outstanding for 2008 and 2007, respectively	-	-
Series G mandatory convertible preferred stock; 1,200 shares authorized; 1,200 and 300 shares issued and outstanding for 2008 and 2007, respectively	1	-
Series H mandatory convertible preferred stock; 400 shares authorized; 400 and 0 shares issued and outstanding for 2008 and 2007, respectively	-	-
Series A mandatory convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding; for 2008 and 2007, respectively	-	-
Common Stock A, $.001 par value, shares authorized 1,360,000,000 shares authorized; 123,170,409 and 110,149,156 shares issued and outstanding for 2008 and 2007, respectively	123,170	110,149
Common Stock B, $.001 par value, 120,000,000 shares authorized; 29,062,802 and 27,563,802 shares issued and outstanding for 2008 and 2007, respectively	29,063	27,563
Additional paid-in capital	99,485,056	83,956,054
Accumulated deficit	(96,437,016)	(77,099,408)
Total stockholders' (deficit) equity	3,200,274	6,994,358

Total liabilities and stockholders' (deficit) equity	$35,325,576	$19,278,865

See notes to condensed consolidated financial statements

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES
Membership fees	$6,575,425	$432,590	$11,320,732	$592,457
Commissions	542,002	-	678,745	-
Marketing fees and materials	470,213	-	737,311	-
Total revenue	7,587,640	432,590	12,736,788	592,457

COST OF SALES
Sales commissions	3,630,820	367,819	6,372,152	433,919
Benefit and service cost	1,604,012	-	2,897,890	-
Total cost of sales	5,234,832	367,819	9,270,042	433,919

GROSS PROFIT	2,352,808	64,771	3,466,746	158,538

OPERATING EXPENSES
Depreciation	78,922	2,435	125,902	4,436
Amortization	1,001,142	-	1,715,171	-
Office related expenses	554,139	97,410	912,782	161,578
Professional fees	(163,620)	233,194	557,533	2,097,807
Payroll and employee benefits	2,280,438	587,915	4,103,691	3,524,940
Travel	337,756	115,091	639,385	226,403
Selling and marketing	2,739,775	59,305	4,827,832	106,745
Total operating expenses	6,828,552	1,095,350	12,882,296	6,121,909

Loss from operations before other income and expense	(4,475,744)	(1,030,579)	(9,415,550)	(5,963,371)

OTHER INCOME (EXPENSE)
Interest income	2,241	49,722	17,113	49,722
Interest expense	(94,633)	(84,739)	(130,170)	(113,851)
Loss on conversion of note payable	-	-	(242,647)	-
Change in fair value of redeemable warrants	(760,178)	-	(8,910,178)	-
Miscellaneous	5,718	-	7,713	-
Total other income (expense)	(846,852)	(35,017)	(9,258,169)	(64,129)

Net loss before income taxes	(5,322,596)	(1,065,596)	(18,673,719)	(6,027,500)

Income taxes	-	-	-	-

Net loss	(5,322,596)	(1,065,596)	(18,673,719)	(6,027,500)
Preferred stock dividend and accretion	(388,969)	(99,735)	(664,075)	(141,110)

Net loss available to common stockholders	$(5,711,565)	$(1,165,331)	$(19,337,794)	$(6,168,610)

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.13)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	147,549,553	98,408,325	144,235,116	96,857,577

See notes to condensed consolidated financial statements

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net loss	$(18,673,719)	$(6,027,500)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intangible assets	1,715,171	-
Amortization of discount on notes payable	13,436	-
Depreciation	125,902	4,436
Gain on change in fair value of redeemable and noncompensatory warrants	(5,839,822)	-
Loss on conversion of note payable	242,652	-
Loss on the issuance of redeemable warrants	14,750,000	-
Provision for doubtful accounts	50,662	-
Share-based payments to employees and consultants	1,187,068	4,066,099
Changes in operating assets and liabilities:
Decrease in accounts receivable	242,832	9,472
Increase in accounts receivable – related party	(27,729)	-
Increase in inventory and prepaid expenses	-	(11,683)
Increase in deferred expenses	(2,171,381)	-
Increase in deposits and advances	(429,901)	-
Increase in deferred customer acquisition costs	(473,636)	-
Increase in other assets	(1,152,348)	-
(Decrease) increase in accounts payable and accrued expenses	(1,883,563)	160,064
Decrease in deferred compensation	(135,930)	(206,960)
Increase in deferred revenue	471,480	20,501

Net cash used in operating activities	(11,988,826)	(1,985,571)

Cash flows from investing activities
Acquisition payment	(1,215,568)	-
Purchase of property and equipment	(97,040)	(100,001)
Decrease in restricted cash	66,935	-
Net cash used by investing activities	(1,245,673)	(100,001)

Cash flows from financing activities
Proceeds from sale of preferred stock and redeemable warrants	13,000,000	750,000
Equity issuance costs	(510,000)	-
Net proceeds from credit card borrowing	(44,106)	-
Payments made on notes payable	(15,000)	-
Payments on and redemption of convertible notes	-	(55,000)
Proceeds from exercise of common stock warrants	122,000	31,600
Proceeds from private placement equity issuance	500	-
Proceeds from promissory notes	575,000	4,835,000
Net cash provided by financing activities	13,128,394	5,561,600

(Decrease) increase in cash	(106,105)	3,476,028

Cash, beginning of period	2,161,042	135,046

Cash, end of period	$2,054,937	$3,611,074

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$22,002	$27,010

Cash paid for income taxes	$-	$-

See notes to condensed consolidated financial statements

THE AMACORE GROUP, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

The Amacore Group, Inc. (Amacore or the Company) develops, designs and distributes health-related membership benefit programs, insurance programs, and other health-care solutions, primarily through its wholly-owned subsidiary, LifeGuard Benefit Services, Inc. (LifeGuard).  The Company’s products include discount benefit and/or limited medical benefit products such as hearing, dental, vision and doctor reimbursements among others.  The components of these product offerings represent both Company-developed products as well as products marketed through arrangements with other vendors.  Additionally, the Company utilizes its distribution network to market certain non health-related products and services.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On December 17, 2008, the Board of Directors of the Company, after discussions with the Company’s independent registered public accounting firm, McGladrey & Pullen, LLP (“McGladrey”) and its former independent registered public accounting firm Brimmer, Burek & Keelan LLP (“Brimmer”), determined that it is necessary to restate the Company’s consolidated financial statements for the quarterly period ended June 30, 2008 to correct the errors described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008. Accordingly, the Company’s consolidated interim financial statements previously filed for those periods should no longer be relied upon and the Company’s press releases and similar communications should no longer be relied upon to the extent that they refer to such financial statements.

The effects of these corrections on the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows and description of the nature of the adjustments made to the balances are as follows:

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,			June 30,
	2008			2008
ASSETS	As Orginally filed	Adjustments		As Restated
Current assets
Cash	$2,054,937	-		$2,054,937
Restricted cash	250,000	-		250,000
Accounts receivable	713,052	(415,893)	(1)	297,159
Non-trade receivables – related party	92,114	-		92,114
Inventory	37,814	-		37,814
Deferred expenses	5,597,726	(473,636)	(2)
		(2,119,505)	(3)
		190,594	(4)	3,195,179
Deposits and advances	625,244	415,893	(1)
		(550,000)	(5)	491,137
Total current assets	9,370,887	(2,952,547)		6,418,340

Property, plant and equipment	899,235			899,235

Other assets
Deferred customer acquisition costs		473,636	(2)	473,636
Goodwill and other intangible assets	12,448,044	15,530,590	(6)
		(1,596,617)	(6)	26,382,017
Unallocated assets	15,530,590	(15,530,590)	(6)	-
Other	602,348	550,000	(5)	1,152,348

Total other assets	28,580,982	(572,981)		28,008,001

Total assets	$38,851,104	$(3,525,528)		$35,325,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,986,938			$2,986,938
Accounts payable – related party	610,217			610,217
Loans and notes payable	1,585,072	(69,420)	(7)	-
		(188,705)	(9)	1,326,947
Accrued expenses and other liabilities	2,250,962	750,668	(8)
		(56,601)	(6)	2,945,029
Deferred compensation – related party	466,414	-		466,414
Deferred revenue	1,881,464	-		1,881,464
Deferred acquisition payments	465,685	-		465,685
Total current liabilities	10,246,752	435,942		10,682,694

Long-term liabilities
Capital lease obligations	-	69,420	(7)	69,420
Deferred acquisition payments	884,760	-		884,760
Accrued dividends	1,029,831	-		1,029,831
Fair value of redeemable warrants		10,548,419	(9)
		8,910,178	(9)	19,458,597
Total long-term liabilities	1,914,591	19,528,017		21,442,608

Total liabilities	12,161,343	19,963,959		32,125,302

Stockholders' (deficit) equity
Preferred Stock	1			1
Common Stock A	118,672	4,498	(10)	123,170
Common Stock B	29,038	25	(10)	29,063
Additional paid-in capital	106,806,895	(4,523)	(10)
		(10,359,714)	(9)
		(185,324)	(9)
		3,227,722	(6)	99,485,056
	(80,264,845)	(13,001,050)	(11)
		(3,227,722)	(6)
		56,601	(6)	(96,437,016)
Total stockholders' (deficit) equity	26,689,761	(23,489,487)		3,200,274

Total liabilities and stockholders' (deficit) equity	$38,851,104	$(3,525,528)		$35,325,576

EXPLANATION OF ADJUSTMENTS AND RECLASSICATIONS

(1)	This adjustment reclassifies certain merchant account balances held in reserve from accounts receivable to deposits and advances.

(2)	This adjustment reclassifies the noncurrent portion of deferred customer acquisition costs from current assets to noncurrent assets.

(3)	Certain selling costs were capitalized in error, resulting in an overstatement of deferred customer acquisition costs. This adjustment recognizes as expense the costs incorrectly capitalized.

(4)	This adjustment correctly records certain advances to sales agents as compensation expense over the requisite service period.

(5)	This adjustment reclassifies a noncurrent deposit from current assets to noncurrent assets.

(6)	During the third quarter of 2008, the Company completed its analysis and valuation of the assets acquired in the acquisition of
LifeGuard. This adjustment reclassifies assets previously reported as unallocated assets to goodwill and other intangible assets and reflects the final determination of the LifeGuard purchase price. These adjustments also reclassify amounts related to the
LifeGuard purchase erroneously recorded in accumulated deficit.

(7)	This adjustment reclassifies the long-term portion of capital lease obligations from current liabilities.

(8)	The Company had not adequately analyzed the amount of sales refunds and charge-backs, resulting in an understatement of the related allowance. This adjustment increases the allowance for estimated refunds and charge-backs on an established methodology.

(9)	Certain of the Company's outstanding warrants were classified as equity instruments at the time of issuance. After further analyis, the Company has determined that these warrants are properly classified as liabilities in accordance with the provisions of SFAS 150 and EITF 00-19. This adjustment reclassifies those warrants as liabilities and reflects the adjustment of the fair value of those liabilities as of June 30, 2008.

(10)	This adjustment correctly reflects capital stock outstanding

(11)	This is the effect on the accumulated deficit of restatement adjustments reflected in earnings.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended, June 30				For the Six Months Ended, June 30
	2008			2008	2008			2008
	As Originally Filed	Adjustments		As Restated	As Originally Filed	Adjustments		As Restated
REVENUES
Membership fees	$7,005,908	$(430,483)	(1)	$6,575,425	$12,071,400	$(750,668)	(1)	$11,320,732
Commissions	542,002			542,002	678,745			678,745
Marketing fees and materials	470,213			470,213	737,311			737,311
Total revenue	8,018,123	(430,483)		7,587,640	13,487,456	(750,668)		12,736,788

COST OF SALES
Sales commissions	4,529,814	(898,994)	(2)	3,630,820	7,223,657	(851,505)	(2)	6,372,152
Benefit and service cost	1,604,012			1,604,012	2,897,890			2,897,890
Total cost of sales	6,133,826	(898,994)		5,234,832	10,121,547	(851,505)		9,270,042

GROSS PROFIT	1,884,297	468,511		2,352,808	3,365,909	100,837		3,466,746

OPERATING EXPENSES
Depreciation	78,922			78,922	125,902			125,902
Amortization	52,083	949,059	(3)	1,001,142	118,554	1,596,617	(3)	1,715,171
Office related expenses	554,139			554,139	912,782			912,782
Professional fees	(163,620)			(163,620)	557,533			557,533
Payroll and employee benefits	2,280,438			2,280,438	4,103,691			4,103,691
Travel	337,756			337,756	639,385			639,385
Selling and marketing	1,408,551	1,331,224	(4)	2,739,775	2,047,416	2,780,416	(4)	4,827,832

Total operating expenses	4,548,269	2,280,283		6,828,552	8,505,263	4,377,033		12,882,296

Operating loss from operations before other income and expense	(2,663,972)	(1,811,772)		(4,475,744)	(5,139,354)	(4,276,196)		(9,415,550)

OTHER INCOME (EXPENSE)
Interest income	2,241			2,241	17,113			17,113
Interest expense	(94,633)			(94,633)	(130,170)			(130,170)
Loss on conversion of note payable	(144,044)	144,044	(5)	-	(242,647)			(242,647)
Loss on change in fair value of redeemable warrants	-	(760,178)	(6)	(760,178)	-	(8,910,178)	(6)	(8,910,178)
Miscellaneous	5,718			5,718	7,713			7,713
Total other income (expense)	(230,718)	(616,134)		(846,852)	(347,991)	(8,910,178)		(9,258,169)

Net loss before income taxes	(2,894,690)	(2,427,906)		(5,322,596)	(5,487,345)	(13,186,374)		(18,673,719)

Income taxes	-			-	-			-
						-
Net loss	(2,894,690)	(2,427,906)		(5,322,596)	(5,487,345)	(13,186,374)		(18,673,719)
Preferred stock dividend and accretion	(532,099)	143,130	(7)	(388,969)	(849,399)	185,324	(7)	(664,075)

Net loss available to common stockholders	$(3,426,789)	$(2,284,776)		$(5,711,565)	$(6,336,744)	$(13,001,050)		$(19,337,794)

Basic and diluted loss per share	$(0.02)			$(0.04)	$(0.04)			$(0.13)

EXPLANATION OF ADJUSTMENTS AND RECLASSICATIONS

(1)	The Company had not adequately analyzed the amount of sales refunds and charge-backs, resulting in an understatement of the related allowance and a corresponding overstatement of revenue. This adjustment increases the allowance for estimated refunds and charge-backs based on an established methodology.

(2)	Certain selling costs were capitalized in error, resulting in an overstatement of deferred customer acquisition costs and an understatement of selling and marketing expense and sales commissions. This adjustment recognizes as expense the costs incorrectly capitalized.

(3)	During the third quarter of 2008, the Company completed its analysis and valuation of the assets acquired in the acquisition of Lifeguard. This adjustment retrospectively reflects the amortization of identifiable intangible assets acquired in the Lifeguard acquisition.

(4)	This adjustment correctly records certain advances to sales agents as compensation expense over the requisite service period.

(5)	This adjustment records the loss incurred as a result of note payable conversion.

(6)	Certain of the Company's outstanding warrants were classified as equity instruments at the time of issuance. After further analysis, the
Company has determined that these warrants are properly classified as liabilities in accordance with the provisions of SFAS 150 and EITF 00-19.
This adjustment reclassifies those warrants as liabilities and reflects the adjustment of the fair value of those.

(7)	This adjustment reverses preferred stock discount accretion as a result of reclassifying as liabilities the redeemable warrants issued in conjuntion with preferred stock issuances.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008

	2008			2008
	As Orginally filed	Adjustments		As Restated

Net cash used by operating activities	$(11,782,618)	$(206,208)	(1)	$(11,988,826)

Cash flows from investing activities
Acquisition payment	-	(1,215,568)	(2)	(1,215,568)
Purchase of property and equipment	(466,729)	369,689	(1)	(97,040)
Decrease in restricted cash	66,935			66,935
Net cash used by investing activities	(399,794)	(845,879)		(1,245,673)

Cash flows from financing activities
Proceeds from sale of preferred stock and redeemable warrants	13,000,000			13,000,000
Acquisition payment	(1,275,000)	1,275,000	(2)	-
Proceeds from private placement equity issuance	500			500
Equity issuance costs	(510,000)			(510,000)
Proceeds from exercise of common stock warrants	122,000			122,000
Proceeds from promissory notes	643,488	(68,488)	(1)	575,000
Net proceeds from credit card borrowing	59,694	(103,800)	(1)	(44,106)
Payments made on notes payable	(23,807)	8,807	(1)	(15,000)
Funds obtained through acquisition	59,432	(59,432)	(2)	-
Net cash provided by financing activities	12,076,307	1,052,087		13,128,394

Decrease in cash	(106,105)	-		(106,105)

Cash, beginning of period	2,161,042			2,161,042

Cash, end of period	$2,054,937			$2,054,937

EXPLANATION OF ADJUSTMENTS AND RECLASSICATIONS

(1)	These adjustments properly classify certain items within the operating, investing, and financing sections of the cash flow statement.

(2)	This adjustment properly classifies cash paid, net of cash acquired, in connection with the acquisition of U.S. Health Benefits
Group, Inc. as an investing activity.

NOTE 3 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included.  Results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Management’s Assessment of Liquidity

At June 30, 2008, the Company had negative working capital of $4,264,354 and an accumulated deficit of approximately $96,437,000.  For the six months ended June 30, 2008, the Company had a net loss of $18,673,719.  Anticipated revenue and the ongoing support of the Company’s majority shareholder will, in the opinion of management, be sufficient to sustain current planned operations for the next 12 months.  From January to June 2008, the Company received proceeds of $13,000,000 in four tranches through the sale of preferred stock to its majority shareholder.  Additional cash resources may be needed if the Company does not meet its sales targets, exceeds its projected operating costs, if unanticipated expenses arise or are incurred or the Company wishes to consummate an acquisition.  The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing.  There can be no assurance that we will not require additional financing.  Likewise, the Company can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to the Company, we may be unable to execute upon the Company’s business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates that require management’s most difficult and subjective judgments include the reserve for sales refunds, valuation of intangible assets acquired in business combinations, and the fair value of common stock and warrants issued.  Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Revenue Recognition

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned.  These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  As these products often include elements sold through contracts with third-party providers, the Company considers each contractual arrangement in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).  The Company’s current contracts meet the requirements of EITF 99-19 for reporting revenue on a gross basis.

The Company records a reduction in revenue for estimated refunds, chargebacks from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.  In January 2008, the Company entered into an arrangement with a third party to expand distribution of the Company’s products.  The terms of this arrangement led to a significant increase in refunds and chargebacks.  Refunds, chargebacks and allowances totaled $2,264,087 and $187,830 for the three months ended June 30, 2008 and 2007, respectively, and $3,300,012 and $188,100 for the six months ended June 30, 2008 and 2007, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.

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

Concentration of Credit Risk

For the six months ended June 30, 2008, revenue generated by LifeGuard represented approximately 83% of total consolidated revenue. Lifeguard’s products are dependent upon strategic relationships with insurance companies; accordingly, a change in these strategic relationships, contractual or otherwise, could negatively impact the Company’s business.

For the six months ended June 30, 2008, one of Lifeguard’s customers represented 48% of LifeGuard’s revenue or 40% of consolidated revenue.

At certain times, the Company’s bank deposits exceed the amounts insured by the FDIC.  As of June 30, 2008, the Company had  deposits in excess of FDIC insured limits of $1,698,608.  Should the financial institution cease operations when the Company’s deposit balances exceed FDIC insured limits, it would be a significant disruption to the Company’s cash flow.  Management continually monitors the Company’s banking relationships to lessen this risk.  In addition, a majority of the Company’s credit card processing is with one merchant processor.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectibility, historical trends are evaluated and specific customers are reviewed to arrive at appropriate allowances.  Based on the Company’s historical experience and an assessment of specific accounts an allowance of $50,662 has been provided at June 30, 2008.  No allowance was required at December 31, 2007.

Customer Acquisition Costs

Customer acquisition costs relate to contractual arrangements with certain marketing companies primarily for the sale of Lifeguard products. Payments are made as leads are provided and are amortized to cost of goods sold over a term relevant to the expected life of the membership.  The majority of these costs are amortized on an accelerated basis over a period less than twelve months, in proportion to recognition of the related revenue.  At June 30, 2008 and December 31, 2007, unamortized customer acquisition costs of $2,386,222 and $0, respectively, are included in deferred expenses and $473,636 and $0, respectively, are included in deferred customer acquisition costs in the accompanying balance sheets.  Amounts paid for leads that do not result in a sale are expensed immediately as a selling and marketing expense.

In January 2008, the Company entered into an arrangement with a third party to expand distribution of the Company’s products resulting in an increase in customer acquisition costs for the three and six months ended June 30, 2008.  Customer acquisition costs of $1,954,896 and $0 for the three months ended June 30, 2008 and 2007, respectively, and $3,287,517 and $0 for the six months ended June 30, 2008 and 2007, respectively, are included in selling and marketing in the accompanying statements of operations.

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

Property, plant and equipment, net of accumulated depreciation, consist of the following:

	June 30, 2008	Dec. 31, 2007

Computer hardware	$159,195	$418,804
Furniture and fixtures	440,524	70,634
Equipment and machinery	377,017	21,372
Building and leasehold improvements	167,703	39,933
	1,144,439	550,743
Less accumulated depreciation	(245,204)	(132,387)

Total	$899,235	$418,356

Depreciation expense including depreciation of assets held under capital leases, was $78,922 and $2,435 for the three months ended June 30, 2008 and 2007, respectively, and $125,902 and $4,436 for the six months ended June 30, 2008 and 2007, respectively.

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

Intangible assets with a finite useful life recorded as a result of acquisition transactions are amortized over their estimated useful lives as follows:

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

The Company determines the measurement date of its share-based payments made to non-employees in accordance EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”).  EITF 96-18 requires the issuer to measure the fair value of the equity instrument using the stock price or other measurement assumptions as of the earlier of either of the following:  the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete.

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

The following sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Numerator:
Net loss	$(5,322,596)	$(1,065,596)	$(18,673,719)	$(6,027,500)
Less preferred stock dividend and accretion	(388,969)	(99,735)	(664,075)	(141,110)

Net loss available to common stockholders	$(5,711,565)	$(1,165,331)	$(19,337,794)	$(6,168,610)

Denominator:
Weighted average basic and fully diluted shares outstanding	147,549,553	98,408,325	144,235,116	96,857,577

Net loss per common share – basic and diluted	$(0.04)	$(0.01)	$(0.13)	$(0.06)

As the Company reported losses in all periods presented, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive.  Securities that could potentially dilute earnings per share in the future but which were not included in the calculation of diluted loss per share because to do so would have been antidilutive for the periods presented, are as follows:

		As of June 30,
		2008	2007

Potentially dilutive securities outstanding at end of period:
Common stock warrants		145,766,067	21,293,980
Convertible preferred stock:
Series A		310,000	310,000
Series D		694,600,000	694,600,000
Series E		69,500,000	42,000,000
Series G		2,400,000	-
Series H		800,000	-
	Total	913,376,067	758,203,980

Weighted-average share equivalents outstanding		837,697,763	438,559,075

Fair Value Measurements

Statement of Financial Accounting Standard 157 (“SFAS 157”) Fair Value Measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition.  However, in certain cases, the transaction price may not represent fair value. Prior to SFAS 157, the fair value of a liability was often based on a settlement price concept, which assumed the liability was extinguished.  Under SFAS 157, fair value is based on the amount that would be paid to transfer a liability to a third party with the same credit standing.  SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.  Accordingly, fair value is no longer determined based solely upon the perspective of the reporting entity.  When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques:  (i) the market approach, (ii) the income approach, and (iii) the cost approach. SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.  SFAS 157 establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1                      Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Recent Accounting Pronouncements Issued But Not Yet Adopted

In December 2007, the FASB issued SFAS 160 Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company believes that SFAS 160 will not have a material impact, if any, on its financial statements.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  FSP 157-2 is effective for the Company beginning January 1, 2009.  The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on the Company’s consolidated financial position and results of operations.

In March 2008, the Emerging Issues Task Force issued EITF 08-4 Transition Guidance for Conforming Changes to EIFT Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 08-4).  The Task Force reached a consensus-for-exposure that the conforming changes to Issue 98-5 shall be effective for financial statements issued for fiscal years ending December 15, 2008, with earlier application permitted.  The effect, if any, of applying the conforming changes shall be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented (retrospective application).  Additionally, any transition impact of applying these conforming changes shall comply with the disclosure requirements of Statement 154 for changes in accounting principles.  In connection with the adoption of EITF 08-4, the Company expects that it will have a retrospective adjustment of approximately $458,000 to its 2008 beginning retained earnings for the cumulative effect of adjusting the accretion of the beneficial conversion feature of certain of the Company’s convertible preferred stock.

NOTE 4 – NONCASH INVESTING AND FINANCING ACTIVITY

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the six months ended:

	June 30, 2008	June 30, 2007

Beneficial conversion feature accretion	$131,495	$-

Common stock issued as acquisition consideration	$9,000,000	$-

Conversion value of notes payable and interest to common stock	$645,814	$50,000

Conversion value of notes payable and interest to preferred stock	$-	$4,811,000

Liability issued as acquisition consideration	$1,352,129	$-

Payment of accounts payable with common stock	$-	$5,450

Preferred stock dividends	$532,580	$141,110

Reclassification of noncompensatory warrants from equity to liability	$44,000	$-

Property and equipment acquired under capital lease	$238,617	$-

NOTE 5 – ACQUISITIONS

Effective April 1, 2008, the Company acquired 100% of the outstanding common stock of U.S. Health Benefits Group (USHBG), a call center-based marketing company that was a key agent for the Company’s LifeGuard products.  The consideration for the acquisition was a combination of cash and stock. The agreed value of the acquisition was $14,300,000 and was payable as follows:

●	Cash at closing $1,215,568, net of cash acquired.
●	1,800,000 unregistered shares of Class A common stock with a deemed value of $5.00 per share ($9,000,000 equivalent).
●	Deferred cash payments of $1,609,090 payable in equal installments quarterly over a three-year period.
●	Contingent consideration of $2,550,000, consisting of $850,000 based on performance targets in each of the next three years. This amount may be increased if USHBG exceeds its performance targets.

The purchase agreement provides for a share adjustment, if necessary, 18 months from the acquisition’s effective date.  Within the immediately preceding thirty-day period prior to the 18-month anniversary of closing (the “Share Adjustment Date”) if the Company’s common stock has an average trading price below $5.00 per share subject to certain adjustments, additional shares of the Company’s common stock will be issued such that the aggregate number of shares issued under the terms of the merger agreement have a value equal to the agreed-upon value of $9,000,000. In the event the Company’s common stock has an average trading price for the said period of $5.00 or more, no adjustment shall be made to the amount of common stock previously issued and the previous stock issuance shall be deemed final and not subject to further adjustment.  However, in the event the average common stock price is below $1.50 for the said adjustment period, the Company has the right to effectively unwind the merger and irrevocably transfer 100% of USHBG’s acquired stock to previous USHBG shareholders. In addition, in such event the Company has the right to receive from USHBG shareholders 80% of the Company’s common stock issued as consideration.  At June 30, 2008, the Company’s common stock had a trading price of $0.38 per share. If the Company’s common stock is trading at this price at the Share Adjustment Date, the Company would be required to either issue 21,884,210 shares or unwind the transaction.

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

The following unaudited pro forma information shows the results of the Company’s operations as though the USHBG acquisition had occurred as of the beginning of that period:

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Total revenues	$13,812,550	$3,937,881

Net loss	$(6,196,080)	$(5,673,094)

Basic and dilutive loss per share	$(0.04)	$(0.06)

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

The Company completed the identification and valuation analysis of the intangible assets acquired in respect to the LifeGuard acquisition as of September 30, 2008.  Prior to the completion of the Company’s valuation analysis these intangible assets were identified as unallocated assets in the consolidated balance sheet (see Note 6).  Based upon the final analysis, the Company has adjusted amortization expense retrospectively and has allocated the purchase price to individual intangible assets within the restated financial statements for the period ended June 30, 2008.

The following table summarizes goodwill and the other identifiable intangible assets in respect to the LifeGuard acquisition and their respective estimated fair values as reclassified from the unallocated assets balance as of the acquisition date:

Customer and vendor relationships	$10,688,000
Software	465,000
Trademark and tradename	710,000
Total identifiable intangible assets	11,863,000
Goodwill	4,281,662
Total identifiable intangible assets	$16,144,662

Unaudited pro forma operating data for the six months ended June 30, 2007 is presented as though JRM and LifeGuard had been acquired at January 1, 2007.  The unaudited pro forma operating data does not purport to represent what our actual results of operations would have been had we acquired JRM and LifeGuard on January 1, 2007 and should not serve as a forecast of our operating results for any future periods.  The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time.  The unaudited pro forma operating data is presented as follows:

For the Six Months
Ended
June 30, 2007

Total revenues	$4,204,584

Net loss	$(6,453,414)

Basic and diluted loss per share	$(0.06)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the components of goodwill and other intangible assets as of June 30, 2008 and December 31, 2007:

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Goodwill	$10,006,147	$-	$10,006,147	$492,144	$-	$492,144
Customer and vendor relationships	16,262,000	1,354,200	14,907,800	-	-	-
Software	742,250	138,830	603,420	708,250	41,164	667,086
Trademarks and tradenames	1,130,900	266,250	864,650	-	-	-
Unallocated assets	-	-	-	13,566,020	-	13,566,020
Total	$28,141,297	$1,759,280	$26,382,017	$14,766,414	$41,164	$14,725,250

Goodwill represents the excess of the purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed in respect to the JRM, Lifeguard and USHBG acquisitions.  None of this goodwill is expected to be deducted for tax purposes.

Amortization expense related to all of the Company’s identifiable intangible assets for the three months ended June 30, 2008 and 2007 was $1,001,142 and $0, respectively, and for the six months ended June 30, 2008 and 2007 was $1,715,171 and $0, respectively.  Management estimates future amortization expense of approximately $15,944,041.  Future amortization of intangible assets is shown in the following table:

2008	$2,016,159
2009	3,677,317
2010	3,457,598
2011	3,268,567
2012	3,252,400
Thereafter	272,000
$15,944,041

The weighted-average remaining amortization period for customer and vendor relationships, software, and trademarks and tradenames is 4.59 years, 2.38 years, and 10 months, respectively.

The table below presents the total carrying amount by intangible asset class for intangible assets not subject to amortization:

	Carrying Value
	March 31,	December 31
	2008	2007
Goodwill	$10,006,147	$492,144
Trademarks and tradenames	420,900	-
	$10,427,047	$492,144

NOTE 7 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following as of June 30, 2008 and December 31, 2007:

	2008	2007

Promissory notes payable to investors and stockholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	$557,500	$572,500

Convertible promissory notes payable to investors and stockholders; bearing interest ranging from 10% to 11% per annum; due through December 2006; currently in default	122,000	122,000

Convertible promissory notes payable to investors and stockholders; bearing interest ranging from 8% to 10% per annum; due through December 2007; currently in default	7,000	357,000

Promissory notes payable to investors and stockholders; bearing interest of 1.53% per annum; due through June 2004, increasing to 15% thereafter, currently in default	114,950	114,950

Convertible promissory notes payable to investors and shareholders; bearing interest of 10% per annum; accrued quarterly at 2.5%; due April 25, 2010, net of $491,163 discount.	83,837	-

Revolving consumer credit cards	184,451	228,557

Capital lease obligations	238,617	-

Promissory notes payable to related parties (payable on demand; noninterest bearing)	18,592	19,523

Total notes and loans payable	$1,326,947	$1,414,530

At the date of issue of each of the convertible notes, the conversion price was equal to or exceeded the stock price at the time of issue, and as such, no intrinsic value was allocated to the embedded option of each note. As of June 30, 2008, all of the promissory notes payable were classified as current due to either maturity dates or events of default. The capital lease obligation was allocated between current and long-term portion of $169,197 and $69,420, respectively.  The following schedule details the future payments on capital leases:

2008	$169,197
2009	37,254
2010	17,204
2011	14,962
Thereafter	$238,617

Approximately $801,450 of the above listed notes in default are held by investors who have been financial supporters of the Company. The Company is in the process of negotiating either a conversion to equity or a restructuring of the terms of these notes.

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

On April 25, 2008, the Company issued $575,000 of convertible promissory notes with 1,868,217 detachable warrants to investors and stockholders. The notes bear interest at 10% per annum accruing quarterly and are due April 25, 2010.  The holders of the warrants have the ability, under certain circumstances, to require cash settlement.  Therefore, the warrants have been classified as liabilities.  The fair value of the warrants of $504,419 was determined by an independent valuation specialist using the Black-Scholes Option model with a volatility of 139%, risk free rate of 3.14%, a five year expected term and no dividends.  Proceeds equal to the full fair value of the warrants were assigned to the warrants, resulting in discount on the convertible notes at issuance in the amount of $504,419.  The discount is amortized to interest expense using the effective interest method.

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock.

Series B, C, D, E, G, and H Preferred Stock is entitled to receive dividends payable on the stated value of the preferred stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter.  Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds legally available for the payment of dividends.  Dividends are payable in cash or common stock, at the option of the holder. The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  At June 30, 2008 and December 31, 2007, accrued and unpaid dividends related to the preferred stock are $1,029,831 and $479,896, respectively. The Company’s Series A Preferred Stock does not accrue dividends.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, and before any junior security of the Company, the holders of preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the stated value of the holders’ respective preferred stock series plus the aggregate amount of accumulated but unpaid dividends on each share of preferred stock.  If, upon a liquidation event, the assets of the Company are insufficient to permit payment in full to such holders of the aggregate amount that they are entitled to be paid by their respective terms, then the entire assets, or proceeds thereof, available to be distributed to the Company’s stockholders shall be distributed to the holders of the preferred stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.  The liquidation value of Series A, B, C, D, E, G, and H as of June 30, 2008 was $155,000, $0, $0, $7,526,600, $1,512,677, $12,306,555, and  $4,020,000, respectively.

The table below sets forth the preferred stock outstanding as of June 30, 2008 and December 31, 2007. Note that no shares of Series B or Series C Preferred Stock were outstanding as of June 30, 2008 and December 31, 2007.

The following table presents the preferred stock outstanding as of June 30:

	June 30,	December 31,
	2008	2007

Series A	155	155
Series D	695	695
Series E	139	139
Series G	1,200	300
Series H	400	-
	2,589	1,289

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

Preferred Stock Series D

As of June 30, 2008, 694.6 shares of Series D Preferred Stock were outstanding.  There were no issuances of Series D Preferred Stock during the three and six month periods ended June 30, 2008.  Each share of Series D Preferred Stock is convertible at any time after the second anniversary date of issuance, at the option of the holder, into that number of shares of Class A Common Stock equal to $10,000 divided by $0.01 (the “Series D Conversion Price”).  The Series D Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series D Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series D Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series D Preferred Stock.  The shares of Series D Preferred Stock, generally, become convertible into Class A Common Stock two years after issuance.  As of June 30, 2008, the outstanding shares of Series D Preferred Stock, assuming that all shares of Series D Preferred Stock have been outstanding for at least two years, would have been convertible into 694,600,000 shares of Class A Common Stock.  If on July 15, 2011, any share of Series D Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series D Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series D Preferred Stock into Class A Common at the then applicable Series D Conversion Price.

In connection with the Series D Preferred Stock, the Company recorded an aggregate beneficial conversion feature of $6,410,000.  The Company accounted for the beneficial conversion feature in accordance with EITF Issue No. 00-27, Application of Issue No 98-5 to Certain Convertible Instruments (“EITF 00-27”) and EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”).  The resulting discounts have been accreted as a dividend to the preferred shareholders from the date of issuance to the preferred stock’s mandatory conversion date, using the effective yield method.  Accretion recognized for the three and six months ended June 30, 2008 was $65,479 and $116,064, respectively.  Upon the adoption of EITF 08-4, the Company will record a retrospective adjustment of approximately $353,000 to beginning retained earnings to reflect accretion of this discount to the earliest conversion date.

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

As of June 30, 2008, there were 139 shares of Series E Preferred Stock outstanding.  There were no issuances of Series E Preferred Stock during the three and six month periods ended June 30, 2008.  The shares of Series E Preferred Stock, generally, become convertible into Class A Common Stock two years after issuance. As of June 30, 2008, the outstanding shares of Series E Preferred Stock, assuming that all shares of Series E Preferred Stock have been outstanding for at least two years, would have been convertible into 69,500,000 shares of Class A Common stock.  If on July 15, 2011, any share of Series E Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common stock underlying the Series E Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series E Preferred Stock into Class A Common stock at the then applicable Conversion Price.

In connection with the Series E Preferred Stock, the Company recorded an aggregate beneficial conversion feature of $970,000.  The Company accounted for the beneficial conversion feature in accordance with EITF 00-27 and EITF 98-5.  The resulting discounts are accreted as a dividend to the preferred shareholders from the date of issuance to the preferred stock’s mandatory conversion date, using the effective yield method.  Accretion recognized for the three and six months ended June 30, 2008 was $8,450 and $15,441, respectively.  Upon the adoption of EITF 08-4, the Company will record a retrospective adjustment of approximately $105,000 to beginning retained earnings to reflect accretion of this discount to the earliest conversion date.

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

In connection with the Series G Preferred Stock issued on March 13, 2008 and April 30, 2008, detachable warrants for 45,000,000 and 22,500,000 shares of Class A Common stock, respectively, exercisable for five years at an exercise price of $0.375 were issued.  As the holders of the warrants have the ability, under certain circumstances, to require cash settlement these warrants are classified as liabilities in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  The fair value of the warrants was determined by a third –party valuation specialist based upon the Black-Scholes-Merton Option Pricing Model.

At June 30, 2008 the fair value of these warrants is $11,475,000.  For the six months ended June 30, 2008, the effect of mark-to-market adjustments was a gain of $4,725,000 and has been recorded as “Change in fair value of redeemable warrants” within the accompanying Statements of Operations.  See Note 11 for fair additional value disclosure information.

As the fair value of the warrants at issuance exceeded the proceeds, the preferred stock has no recorded value and losses of $7,250,000 and $2,950,000 representing the excess of the fair value of the warrants over the proceeds were recorded at March 13, 2008 and April 30, 2008 respectively.

In the event certain circumstances require cash settlement of these warrants, the warrant agreement provides for a specific pricing method and assumptions which can result in a different settlement value than the fair value at which the Company has recorded the warrants on the Balance Sheet.  The aggregate settlement value, if settlement were to occur on June 30, 2008, as calculated in accordance with the warrant agreements was $9,450,000.

As of June 30, 2008, 1,200 shares Series G Preferred Stock were outstanding and convertible into 2,400,000 Class A Common shares.

Preferred Stock Series H

Each share of Series H Preferred Stock is convertible at any time, at the option of the holder, into that number of shares of Class A Common stock equal to $10,000 divided by $5.00 (the “Series H Conversion Price”). The Series H Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series H Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common stock, the holders of the Series H Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common stock issuable upon conversion of the Series H Preferred Stock.  In addition, if on November 7, 2009 the Series H Conversion Price then in effect is higher than the current market price of the Company’s Class A Common stock, then the Series H Conversion Price shall be reduced to such current market price (provided that the current market price shall never be less than $0.01).  If on July 15, 2011, any share of Series H Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common stock underlying the Series H Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series H Preferred Stock into Class A Common stock at the then applicable Conversion Price.

If the Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009, elect to redeem all, but not less than all, of the outstanding Series H Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

On June 2, 2008, the Company issued 400 shares of its Series H Convertible Preferred Stock (“Series H Preferred Stock”) and a warrant agreement to acquire 45,000,000 shares of the Company’s Class A Common stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $4,000,000.  As the holders of the warrants have the ability, under certain circumstances, to require cash settlement these warrants are liabilities in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  The fair value of the warrants was determined by a third-party valuation specialist based upon the Black-Scholes-Merton Option Pricing Model.

At June 30, 2008, the fair value of these warrants is $7,650,000.  For the six months ended June 30, 2008, the effect of mark-to-market adjustments was a gain of $900,000 and has been recorded as “Change in fair value of redeemable warrants” within the accompanying statements of operations.  See Note 11 for additional fair value disclosure information.

As the fair value of the warrants at issuance exceeded the proceeds, the preferred stock has no recorded value and a loss representing the excess of the fair value of the warrants over the proceeds of $4,550,000 was recorded at June 2, 2008.

In the event certain circumstances require cash settlement of these warrants, the warrant agreement provides for a specific pricing method and assumptions which can result in a different settlement value than the fair value at which the Company has recorded the warrants on the Balance Sheet. The aggregate settlement value, if settlement were to occur on June 30, 2008 as calculated in accordance with the warrant agreements was $6,300,000.

As of June 30, 2008, 400 shares Series H Preferred Stock were outstanding and convertible into 800,000 Class A Common shares.

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

NOTE 10 – WARRANTS AND SHARE-BASED AWARDS

Warrants

During the three and six months ended June 30, 2008, the Company issued warrants to purchase an aggregate of 45,200,000 and 118,193,217 shares of common stock, respectively.  During the three and six months ended June 30, 2007, 0 and 9,625,000 warrants were issued, respectively. At June 30, 2008, there were 145,766,067 and 17,711,600 warrants outstanding to purchase Class A and Class B Common stock, respectively, exercisable at varying prices through 2013. Certain of these warrants are liability instruments issued in connection with preferred stock and convertible promissory notes. These warrants are classified as liability instruments because, under certain conditions, the holders may require cash settlement.  At June 30, 2008, 114,768,217 warrants were classified as liabilities.  No warrants were classified as liabilities at December 31, 2007.  The remaining warrants are compensatory warrants, issued to employees and others in exchange for services.

The following table summarizes this warrant activity:

	Class A Warrants
	Six Months Ended June 30,
	2008		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of period	20,452,850	$0.35	7,747,000	$0.33
Warrants issued	118,193,217	0.38	9,625,000	0.13
Warrants cancelled or expired	(145,000)	0.09	(550,400)	0.03
Warrants exercised	(700,000)	0.17	(3,210,000)	0.01
Warrants outstanding, end of period	137,801,067	$0.38	13,611,600	$0.27

	Class B Warrants
	Six Months Ended June 30,
	2008		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of period	7,965,000	$0.44	4,100,000	$0.06
Warrants issued	-	-	-	-
Warrants cancelled or expired	-	-	-	-
Warrants exercised	-	-	-	-
Warrants outstanding, end of period	7,965,000	$0.44	4,100,000	$0.06

The following table summarizes the status of warrants outstanding and exercisable at June 30, 2008:

Outstanding and Exercisable Warrants
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life in Years
$ 0.01	707,850	2.03
$ 0.025	6,000,000	3.74
$ 0.10	350,000	2.82
$ 0.15	200,000	1.05
$ 0.16	1,800,000	1.91
$ 0.30	3,700,000	3.73
$ 0.32	50,000	4.21
$ 0.375	114,368,217	4.82
$ 0.38	1,000,000	4.95
$ 0.39	200,000	4.57
$ 0.40	25,000	4.93
$ 0.50	13,465,000	4.43
$ 1.00	125,000	4.75
$ 1.25	1,300,000	1.53
	143,291,067

As of June 30, 2008, there was $1,466,826 of total unrecognized compensation cost related to non-vested warrants that is expected to be recognized over a weighted-average period of 1.04 years. The intrinsic value of warrants exercised during the six-month period ended June 30, 2008 and June 30, 2007 was $144,000 and $1,212,600, respectively. The fair value of warrants vested as of June 30, 2008 was $54,156,105. The weighted average fair value per share of warrants granted during the six-month period ended June 30, 2008 was $0.38.

During the three and six-months ended June 30, 2008 and June 30, 2007, stock-based compensation recognized relating to the issuance of warrants to employees and consultants was $378,763, $461,318, $1,207,500, and $1,207,500, respectively. Compensation expense was determined using the Black-Scholes Option Model with a volatility ranging between 212% and 249%, a risk free interest rate ranging between 2.78% and 4.48% , a life of five years and a zero dividend rate.

Stock Awards Issued

The following table details the stock awards that were granted and issued during the six months ended June 30, 2008 and June 30, 2007 for various purposes, such as employment compensation and for goods and services. The Company’s stock awards consist of Class A and Class B Common stock.  The grant date fair value is based on the share price as of the award date. For the three and six months ended June 30, 2008, $713,750 and $725,750, respectively, of share-based compensation was recognized within the Statement of Operations. For the three and six month period ended June 30, 2007, $77,900 and $3,257,900, respectively, of share-based compensation was recognized within the Statement of Operations.

Award Date	Award Type	Number of Shares	Grant Date Fair Value of Stock Awards
2008
3/3/2008	Class A Common	25,000	$12,000
4/1/2008	Class A Common	1,000,000	450,000
6/1/2008	Class A Common	400,000	160,000
6/2/2008	Class A Common	50,000	20,500
5/14/2008	Class A Common	225,000	83,250
		1,700,000	$725,750

2007
1/15/2007	Class A Common	3,000,000	$105,000
1/31/2007	Class B Common	20,500,000	3,075,000
4/12/2007	Class A Common	60,000	17,900
6/27/2007	Class A Common	200,000	60,000
		23,760,000	$3,257,900

Stock-Based Compensation Expense

For the three and six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2008	2007	2008	2007
Stock-based compensation:
Professional fees	$912,869	$77,900	$1,007,424	$535,400
Payroll and employee benefits	179,644	-	179,644	3,960,000
Total	$1,092,513	$77,900	$1,187,068	$4,495,400

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

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy are summarized as follows:

June 30, 2008
Fair Value Measurements at Reporting Date Using

	Significant
	Unobservable
	Inputs	Total
	(Level 3)	Fair Value

Reedemable warrants	$19,442,597	$19,442,597
Non-compensatory warrants	16,000	16,000
Total liabilities	$19,458,597	$19,458,597

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 3, based upon the priority of inputs to the respective valuation techniques.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include:  (1) warrant instruments which contain redemption provisions which under certain circumstances may require cash settlement and (2) certain non-compensatory warrants.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Unputs
(Level 3)
Warrants

				(Gain) or Loss
		Reclassification		Recognized in
	Balance	of		Earnings From	Balance
	Beginning of	Warrants as		Change in Fair	End
	Period	Liabilities	Issuance	Value	of Period
For the Six Months Ended June 30, 2008
Redeemable warrants	$-	$-	$25,254,419	$(5,811,822)	$19,442,597
Non-compensatory warrants	-	44,000	-	(28,000)	16,000
Total	$-	$44,000	$25,254,419	$(5,839,822)	$19,458,597

For the Three Months Ended June 30, 2008
Redeemable warrants	$12,150,000	$-	$14,004,419	$(6,711,822)	$19,442,597
Non-compensatory warrants	44,000	-	-	(28,000)	16,000
Total	$12,194,000	$-	$14,004,419	$(6,739,822)	$19,458,597

For the three and six months ended June 30, 2008, total unrealized losses of $760,178 and $8,910,178, respectively, are included in earnings in the Statement of Operations caption “Change in fair value of redeemable warrants.”  Unrealized losses for the three and six months ended June 30, 2008 include losses on initial issuance of warrants of $7,500,000 and $14,750,000, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the six month period ending June 30, 2008, LifeGuard marketed a membership product which it licenses from DirectMed, a company thirty-three percent (33%) owned by the President of LifeGuard.   LifeGuard pays DirectMed a branding fee based on the number of memberships sold.  During the six month period ended June 30, 2008, LifeGuard paid DirectMed $239,753 in branding fees.  Accounts payable at June 30, 2008 associated with DirectMed were $610,217.

At June 30, 2008, the Company had Notes Payable totaling $18,592 due to LifeGuard Marketing Corporation, a company fifty (50) percent owned by the President of LifeGuard.  This note is non-interest bearing.

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

The Chairman and Chief Executive Officer of the Company is of Counsel and a non-participating attorney with a law firm which regularly represents the Company on various matters.  The firm has billed the Company $0 and $85,170 for legal services for the three and six months ended June 30, 2008.  The Chairman does not share directly or indirectly any fee revenue generated as a result of the firm’s representation of the Company.

NOTE 13 – SUBSEQUENT EVENTS

On August 6, 2008, the Company favorably settled certain pending litigation.  The settlement and the release of the contingent liability to the Company for settlements, judgments and legal defense costs for this litigation resulted in a reduction in the accrual for litigation in the amount of $2,707,402.

On August 8, 2008, various stockholders converted 26,559,280 shares of Class B Common stock into Class A Common stock.

On August 9, 2008, the Company received a call notice on certain promissory notes and accrued interest.  On September 8, 2008, the Company paid $575,000 of principal and $21,582 of accrued interest.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 17, 2008, the Board of Directors of the Company, after discussions with the Company’s independent registered public accounting firm, McGladrey & Pullen, LLP (“McGladrey”) and its former independent registered public accounting firm Brimmer, Burek & Keelan LLP (“Brimmer”), determined it necessary to restate the Company’s consolidated financial statements for the quarterly period ended June 30, 2008 to correct the errors described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008. Accordingly, the Company’s consolidated interim financial statements previously filed for those periods should no longer be relied upon and the Company’s press releases and similar communications should no longer be relied upon to the extent that they relate to such financial statements.

Based on the aforementioned, Part I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended accordingly.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through June 2009, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita’s anticipated growth in sales and margins and our ability to achieve profitability.  In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words. These statements are only predictions. One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008 (the “2007 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements.  In addition, actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s 2007 Annual Report.  The Company will update this forward-looking information only to the extent required under applicable securities laws. Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-Q.  This report contains forward-looking statements that involve risks and uncertainties.

INTRODUCTORY OVERVIEW

The Company was founded over 10 years ago and began selling memberships in our discount vision program to retail customers in an effort to prove that a vision discount plan with an ophthalmologic (a medical doctor specializing in eye care) panel included would be not only accepted, but desired, by the general public and prove to other marketers of various health plans the benefits of including such a plan in their products.  We sold the plan on a retail-only basis for many years proving that the general public did desire to have a vision plan with their medical coverage.  Once proof of concept became a reality, we shifted our emphasis to marketing our plan to marketers of health benefit plans.  Marketing programs on a retail basis requires a broad national marketing staff which we were not financially prepared to support, whereas a much smaller staff is needed to market to others on a wholesale basis.  During the period during which we were transitioning to and building up our wholesale network, revenues decreased and losses increased.  Our retail marketing efforts were reduced and we devoted most of our time to the continued development of our wholesale network and developing contractual relationships with other marketers of various health plans, including, but not limited to, insurance companies and marketers of other discount plans such as dental, vision (without a vision medical component), and prescription drugs.  Those contracts did not produce a substantial amount of revenue but served to establish the Company as having a product capable of not only servicing the needs of the general public, but servicing the marketers of other healthcare programs as a lead generator for their agents.  It also served to position us with marketers of other healthcare programs in such a way as to attract those marketers to the Company from a management perspective.  We then initiated activity designed to increase the scope of our product line; increase our distribution channels for our product line and increase our ability to generate sales leads for our distribution channels.  Integral to these goals was the hiring of executive personnel, experienced in the design and marketing of various types of healthcare programs ranging from discount programs to insured components.  Additionally, it was important for us to further develop the free eye exam component of our vision plan so that this component could serve as a sales lead generator for a wide range of other healthcare products.

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

In January 2008, the Company formed a wholly-owned subsidiary, Zurvita, Inc. (“Zurvita”), to establish a multilevel marketing distribution channel that would deliver products to the consumer directly.  Zurvita hired Mark Jarvis as its President, a veteran in this field with a proven track record at building sales.  Through Zurvita, the Company has begun to access a new market for its existing products.  Zurvita’s official launch occurred on February 29, 2008 and, with its sales force trained on only one product, Zurvita achieved sales of approximately $556,000 and $869,000 for the three and six months ended June 30, 2008.  We are extremely pleased with these results and anticipate substantial growth in sales and margins as more of our products are added to Zurvita’s portfolio.

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

During the remainder of fiscal 2008, the Company is focusing its efforts on product and business development to grow revenue and profitability.  Management is also focused on controlling and reducing costs through subsidiary integration and the centralizing of cross divisional functions.  By driving our products through established distribution channels, we were able to achieve total revenue for the six month period ended June 30, 2008 of $12,686,939 as compared to $592,457 for the six months ended June 30, 2007.

RESULTS OF OPERATIONS

Revenue:

The Company markets health-related membership benefits programs, insurance programs and other solutions to individuals, families and employer groups nationwide.  Total revenue was $7,587,640 and $12,736,788 for the three and six months ended June 30, 2008, an increase of approximately $7,155,050 and $12,144,331 from total revenue of $432,590 and $592,457 for the respective periods in 2007.  New product offerings, growth in the Company’s membership base as well as the acquisitions of LifeGuard, JRM and USHBG contributed to the significant increase in revenue earned during the three and six months ended June 30, 2008.  Revenue from said acquisitions accounted for $11,173,795 or ninety-one percent (92%) of the increase for the six month period ended June 30, 2008. An allowance for sales refunds of $926,140 has been included in membership fees.

Cost of Sales:

For the three and six months ended June 30, 2008, cost of sales was $5,234,832 and $9,270,042.  Sales commissions represented 69% of cost of goods sold for the three and six months ended June 30, 2008, respectively.  The continuing increase in sales commissions as a percentage of cost of sales  is due to sales incentives given to grow revenue.  As a result of sales incentives, the Company’s second quarter revenue increased 47% from the first quarter. Benefit cost represented 31% of cost of goods sold for the three and six months ended June 30, 2008, respectively.

Gross Profit:

The Company’s gross profit percentage was 31% and 27% for the three and six month periods ended June 30, 2008, respectively,  The second quarter increase in gross profit is attributable to changes in the product mix and  increased sales of products with a higher gross profit percentage.

Operating Expenses:

Our operating expenses for the three and six month periods ended June 30, 2008 were $6,828,552 and $12,882,296,respectively, as compared to $1,095,350 and $6,121,909 for the three and six month periods ended June 30, 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Depreciation	$78,922	$2,435	$76,487	$125,902	$4,436	$121,466
Amortization	1,001,142	-	1,001,142	1,715,171	-	1,715,171
Office-related expenses	554,139	97,410	456,729	912,782	161,578	751,204
Professional fees	(163,620)	233,194	(396,814)	557,533	2,097,807	(1,540,274)
Payroll and benefits	2,280,438	587,915	1,692,523	4,103,691	3,524,940	578,751
Travel	337,756	115,091	222,665	639,385	226,403	412,982
Selling and marketing	2,739,775	59,305	2,680,470	4,827,832	106,745	4,721,087

Total operating expenses	$6,828,552	$1,095,350	$5,733,202	$12,882,296	$6,121,909	$6,760,387

Depreciation and amortization expense, which is computed on a straight-line method over the assets estimated lives, for the three and six months ended June 30, 2008, was $1,080,064 and $1,841,073, respectively, an increase of $1,077,629 and $1,836,637 over the same prior-year period due to the inclusion of the amortization of intangible assets with finite lives purchased in the LifeGuard, JRM and USHBG acquisitions.

Office-related costs include rent, insurance, utilities and office maintenance. For the three month period ended June 30, 2008, said costs were $135,264, $21,614, $167,524 and $229,737.  For the six months ended June 30, 2008, said costs were $225,546, $41,695, $222,399 and $423,142, respectively. The increase of $456,729 and $751,204 for the three and six month periods ended June 30, 2008 is a result of rent and significant telephone costs associated with subsidiaries that were acquired subsequent to June 30, 2007.  These subsidiaries contain call center operations for selling products and/or handle customer service.

Professional fees consist of consulting, contract labor, legal costs and litigation accruals and accounting fees.  For the three month period ended June 30, 2008, said costs were $1,077,585, $31,214, $(1,511,225) and $238,806.  For the six months ended June 30, 2008, said costs were $1,201,160, $153,760, $(1,361,879) and $564,492, respectively.  The decrease of $396,814 and $1,540,274, respectively, for the three and six month period is attributable to reversing a litigation contingency of $2,707,402 as a result of a favorable settlement (see Note 18 – Subsequent Events to the financial statements contained in this report).  Excluding the effects of the litigation contingency reversal in the second quarter, professional fees increased $1,167,128 as a result of legal fees incurred for defending the Company in various litigation matters as well as audit fees incurred for the recent acquisition of USHBG.

Payroll and related expenses for the three and six months ended June 30, 2008 were $2,280,438 and $4,103,691, respectively, an increase of $1,692,523 and $578,751 over the same prior-year periods. Payroll and benefits have increased as a result of Company expansion and recent acquisitions.

Business travel expenses for the three and six months ended June 30, 2008 were $337,756 and $639,385, respectively, an increase of $222,665 and $412,982 over the same period prior-year periods.  The increase resulted mainly from additional travel required in negotiating contracts for the Company’s new programs, promoting additional sales, acquisitions and completing the financings that occurred during the first six months of 2008.

Selling and marketing for the three and six months ended June 30, 2008 were $2,739,775 and $4,827,832, respectively, an increase of $2,680,470 and $4,721,087 over the same prior-year periods.

Other Income/ Expense

Interest expense:

Interest expense for the three and six months ended June 30, 2008 was $94,633 and $130,170, respectively, compared to $84,739 and $113,851, respectively, for the same period in 2007.  Growth in notes payable and unpaid accrued dividends on preferred stock between the two comparable periods contributed to the increase in interest expense.

Loss on conversion of note payable:

Loss on conversion of notes payable was $0 and $242,647 for the three and six months ended June 30, 2008, while no such loss was incurred during the three and six months ended June 30, 2007.

Loss on change in fair value of redeemable warrants:

Pursuant to FASB Statement No 150, redeemable warrants are recorded at the fair value with changes in their fair value reflected in the Company’s condensed consolidated statements of operations.  For the three and six months ended June 30, 2008, the loss on change in fair value of redeemable warrants was $760,178 and $8,910,178, while no such loss was incurred during the three and six months ended June 30, 2007.  The loss is a non-cash item not effecting operating cash flows.

Net loss:

The Company’s net loss amounted to $5,322,596 and $18,673,719 for the three and six months ended June 30, 2008 as compared to $1,065,596 and $6,027,500 for the three and six months ended June 30, 2007.  Change in fair value of redeemable warrants, significant business development efforts, significant professional fees, payroll costs, business travel, and sales and marketing costs have contributed to the Company’s losses.

Preferred stock dividends and accretion:

Preferred stock dividends and accretion amounted to $388,969 and $664,075 for the three and six months ended June 30, 2008 compared to $99,735 and $141,110 for the same period in 2007.  The increase from 2007 for all said periods was due to additional preferred stock issued by the Company during late fiscal 2007 and within the six month period ended June 30, 2008.

Loss per common share:

Loss per common share amounted to $0.04 and $0.13 for the three and six months ended June 30, 2008, respectively, compared to $0.01 and $0.06 for the three and six months ended June 30, 2007.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the six month period ended June 30, 2008:

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Net cash used by operating activities	$(11,988,826)	$(1,985,571)
Net cash used by investing activities	(1,245,673)	(100,001)
Net cash provided by financing activities	13,128,394	5,561,600

Net increase (decrease) in cash	$(106,105)	$3,476,028

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

2008	$223,320
2009	275,607
2010	215,170
2011	124,039
$838,136

Long-term debt consists of promissory notes and capital lease obligations. Future minimum payments on capital leases on a fiscal year basis are as follows (1):

2008	$169,197
2009	37,254
2010	17,204
2011	14,962
Thereafter	$238,617

(1)	Does not include interest

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

We believe that our current cash resources, together with anticipated revenue, will be sufficient to sustain our current planned operations for the next 12 months.  The Company raised $13,000,000 from its primary stockholder in four tranches completed in January 2008, March 2008, April 2008 and June 2008. Although management believes that the Company’s current cash position and anticipated revenue in 2008 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred. If additional cash resources are needed, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our shareholders.  The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.

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

On August 6, 2008, the Company favorably settled the litigation pending in The Court of Common Pleas for Hamilton County, Ohio, Case No. A 0511133, captioned, Richard Abrahamson, Plaintiff vs. The Amacore Group, Inc., F/K/A Eye Care International, Inc. and Clark A. Marcus, Defendants, alleging breach of promissory notes, breach of oral loan agreements, action on account of promissory notes and oral agreements, breach of third-party beneficiary contracts, breach of fiduciary duty to issue share certificate upon gift of share to plaintiff, breach of fiduciary duties and unjust enrichment. Actual damages alleged are in excess of $3,900,000, not including interest.  An additional $2,400,000 in punitive damages is also claimed.  The amended complaint also asserts the right to recover attorney’s fees.  The parties exchanged a mutual general release and litigation has been dismissed with prejudice.  Terms of the settlement are confidential.

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

On April 25, 2008, the Company entered into promissory note agreements and warrant agreements with 5 private investors.  For the said investors, the purchase price of the respective notes were $195,000, $95,000, $95,000, $95,000, and $95,000, respectively.  In addition, the warrant entitlements for said investors were 633,569; 308,662; 308,662; 308,662 and 308,662.

Item 3. Defaults Upon Senior Securities

The information set forth in Note 7 – Notes and Loans Payable to the financial statements contained in this report is incorporated herein by reference.

Approximately $801,450 of the notes in default listed in Note 7 – Notes and Loans Payable, to the financial statements contained in this report, are held by investors who have been supporters of the Company over the past years.  The Company is in the process of negotiating a conversion to equity for these notes.  While the Company believes that such a conversion is likely, it cannot assure that this will be the eventual outcome.

Two of the notes in default listed in Note 7 – Notes and Loans Payable to the financial statements contained in this report, totaling approximately $385,000, are currently in dispute by the Company.  The Company believes that these notes are not payable but has retained the notes on the balance sheet at June 30, 2008 and will continue to do so until such notes are legally extinguished.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 8, 2008, shareholders voted to amend the Certificate of Designation of Preferred Stock Series G.

Item 5. Other Information.

On June 16, 2008, the Board of Directors of the Company appointed Scott Smith, 56, as the Company’s Chief Operating Officer, effective June 16, 2008.

Since December 2007, Mr. Smith served as Chief Operating Officer of LifeGuard.  Mr. Smith served as Chief Marketing Officer of ECOM PPO Advisors Inc., a technology company that assists companies in maximizing their preferred provider discounts and savings, from 2006 through 2007.  From 2004 to 2006, Mr. Smith served in several senior executive positions at Insurance Capital Management, Inc., a holding company focusing on insurance marketing and discount benefit programs, including President and Chief Executive Officer.  Prior to 2004, Mr. Smith served as President and Chief Executive Officer of National Health Insurance Company, a life, health and annuity insurance company which specialized in health insurance for self employed individuals and qualified annuities in the 403(b) teachers market.

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

10.7 Employment with Chief Operating Officer.

10.8 Warrant Agreement with Chief Operating Officer.

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

Dated: March 25, 2009	/s/ Jay Shafer
Jay Shafer
President and Chief Executive Officer

Dated: March 25, 2009	/s/ Scott Smith
Scott Smith
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

10.7 Employment with Chief Operating Officer.

10.8 Warrant Agreement with Chief Operating Officer.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.