Form 10-K
period 2008-12-31
AMACORE GROUP, INC.
filed 2009-03-31
CIK 949394

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NUMBER 0-27889

THE AMACORE GROUP, INC.
(Exact Name of registrant as specified in its charter )

Delaware	59-3206480
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Maitland Promenade 1, 485 North Keller Road, Suite 450, Maitland, Florida 32751
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (407) 805-8900

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Class A common stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $0.38 * 152,233,211= $57,848,620.

The number of shares outstanding of each of the issuer’s classes of common stock as of March 4, 2009:
 1,028,764,296 shares of Class A common stock, par value $0.001 and 200,000 shares of Class B common stock, par value $0.001

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMACORE GROUP, INC.

FORM 10-K
For the Year Ended December 31, 2008

TABLE OF CONTENTS

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally,  words such as “may,” “will,” “should,” “could,” “would,”  “anticipate,” “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate” “continue” or the negative of or other variation on these and similar other expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources and our legal proceedings. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.   Many factors, including those listed in “Item 1A. - Risk Factors” below, could cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Amacore Group, Inc. (the “Company,” “Amacore,” “we,” “our,” and “us” all refer to The Amacore Group, Inc. together with its consolidated subsidiaries) is primarily a provider and marketer of healthcare-related products, including healthcare benefits, dental and vision networks, and administrative services such as billing, fulfillment, patient advocacy, claims administration and servicing.  The Company primarily markets healthcare-related membership programs such as limited and major medical programs, supplemental medical and discount dental programs to individuals and families.  The company distributes these products and services through various distribution methods such as its agent network, direct response marketing companies, DRTV (Direct Response TV), inbound call centers, in-house sales representatives, network marketing and affinity marketing partners.  The company’s secondary line of business is to place membership programs through these same marketing channels.  These membership programs utilize the same back office and systems creating marketing efficiencies to provide low cost ancillary products such as pet insurance, home warranty, involuntary unemployment insurance, and accident insurance.

The Company’s operates through five different business divisions:

•
LifeGuard Benefit Services Division – This division provides product fulfillment, customer support, membership billing, claims administration, provider membership network maintenance and information technology.  The Company operates this division through Lifeguard Benefits, Inc., a wholly owned subsidiary of the Company (“Lifeguard”).

•
U.S. Health Benefits Group Division – This is an inbound lead generation telemarketing operation primarily marketing major and limited medical benefit plans.  The Company operates this division through US Health Benefits Group, Inc., US Healthcare Plans, Inc. and On the Phone, Inc., each a wholly owned subsidiary of the Company  (collectively, “USHBG”).

•
Zurvita Marketing Division  – This division is a network marketing company that sells healthcare, financial services, and consumer products to individuals and families. The Company operates this division through Zurvita, Inc., a wholly owned subsidiary of the Company (“Zurvita”).

•
JRM Benefits Consultants Division – This division markets various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups.  The Company operates this division through JRM Benefits Consultants, LLC, a wholly owned subsidiary of the Company (“JRM”).

•
Corporate and Other Division – This division provides management and financial support to the Company’s various divisions as well as performs corporate governance and compliance. The Company operates this division through The Amacore Group Inc. legal entity.  Other legal entities such as LBI Inc. and LBS Acquisition Corp. which do not have any activity are included within the other division segment.  These entities were originally created for strategic transaction purposes.

Business History

We incorporated under the laws of Delaware on May 31, 1994 and merged with Eye Care International, Inc., a Florida corporation, in March 1995.  In April 2005, we changed our name to The Amacore Group, Inc. The Company, when founded, began selling memberships in the Company’s discount vision network to retail customers.  During 2007, the Company strengthened its management team by hiring Mr. Jay Shafer as President, and Mr. Guy Norberg, Senior Vice President of Sales and Marketing, who each had significant experience with managing marketing companies, healthcare-related product development, benefits administration and marketing partnerships, direct response and affinity marketing.  With their hiring, the Company began focusing its efforts on the development of a back office system for benefits administration as well as the development of a greater array of products and marketing partners.

The Company has had significant acquisitions which have improved the Company’s operational capabilities as well as provided additional channels to market products and services.  For instance, on September 1, 2007, the Company completed the acquisition of 100% ownership of JRM through a stock-for-stock merger.  The acquisition allows the Company to market its products through JRM’s outbound telemarketing call center with additional agent distribution channels available to it; on October 9, 2007, the Company completed the acquisition of 100% ownership of LifeGuard through a stock-for-stock merger between LifeGuard and the Company’s wholly owned subsidiary, LBS Acquisition Corporation.  The acquisition of LifeGuard strategically assists the Company’s vertical integration plan within the health benefits program market, provides new distribution channels, provides important back office benefits administration capabilities and allows the Company to enhance existing product offerings to the Company’s clients; and on April 1, 2008, the Company acquired 100% of the outstanding common stock of USHBG, an inbound lead generation telemarketing company primarily marketing major and limited medical benefit plans.

Business Strategy

The overall business strategy is to utilize the Company’s marketing expertise and methods, proprietary technologies, various marketing capabilities, and strategic marketing partnerships to expand the products and services the Company can market and sell. Although we have primarily focused our attention and efforts on establishing healthcare-related products due to the significant demand for lower cost alternatives to traditional healthcare insurance and significant demand for products by the uninsured and/or uninsurable, our strategy should allow us to respond timely to other opportunities arising from economic or societal changes.  Below are some immediate goals we are pursuing as a part of our overall strategy.

•	Increase our DRTV (Direct Response TV) and affinity marketing partners

•	Grow our agent distribution network

•	Strengthen our brand recognition

•	Grow our internet direct to consumer marketing

•	Reduce dependency on a small number of telemarketing companies

•	Expand the Company’s non-healthcare related products and services

•	Enhance our analytics and algorithms to identify potential customers and to effectively manage chargeback risk

•	Analyze opportunities for cost savings within the Company and its subsidiaries

Marketing

We use various marketing methods to sell our products and services.  Below are the primary methods by which we sell our products and services.

•
Inbound telemarketing – We utilize our telemarketing capabilities as well as the capabilities of third parties to handle calls from prospective customers who are responding to direct response advertising (mail, infomercial, statement inserts, phone messaging).

•	Online Marketing – We partner with other online marketers to sell affiliated products. We utilize search engine optimization techniques to increase our online sales.

•	Direct mail – We utilize direct mail to cross sell our products through statement stuffers with our affinity marketing partners such as banks, credit unions and insurance carriers.

•	Agent – Our insurance products are required to be sold by licensed agents. We utilize in house and third-party licensed agents to sell our insurance products.

•
Wholesale  – When companies have full or limited benefits administration capabilities and are seeking to offer or market a medical benefit product to their customers or members, we can offer a wholesale product at lower cost.  Wholesale products are customized to consist of just a benefit or any particular mix of benefits administration services depending on the customer requirements.

•
Private label – For companies who have great brand recognition and large customer bases but do not have product development capability or do not have a competitive product in a particular market segment, Amacore can design a private label product for the company to sell.

Products and Services

The Company’s products consist of membership products and services, non-membership products and services and insurance products.  Our products are generally sold directly to consumers, but can also be sold wholesale or private labeled.

Our principal membership products include the following:

Product	Description	Key Features
Health Options
LifeGuard Health Options is comprehensive program that can be used by itself, or as a complement to any health plan. It can be carried by an individual or through an employer. This program  provides financial relief from medical and lifestyle expenses not covered by health insurance or can be used for expenses that fall below the deductible and co-insurance limits.

Physician and hospital savings, prescription discounts, 24-hour nurseline, File MD, diagnostic imaging and lab, discount dental and vision, savings on chiropractic visits, alternative medicine, vitamin and nutritional supplement discounts, diabetic discounts, hearing savings and emergency travel assistance

SmartHealth Gold	SmartHealth Gold is a medical and Lifestyle savings progam developed based on key benefits known to assist a family with their healthcare needs.	Prescription discounts, 24-hour nurseline, savings on chiropractic visits, alternative medicine, vitamin and nutritional supplemental discounts, and counseling
Health Advance Silver	HealthAdvance Silver is a medical and lifestyle discount program.	Physician and hospital savings, dental and vision discounts, prescription savings, patient advocacy and NurseLine
Amacore Dental
The Amacore Dental plan allows members and their family significant savings on dental procedures when performed by a participating dental network dentist, which consists of thousands of credentialed dentists.
Savings from 28% to 50% on routine dental services, such as cleaning, x-rays and fillings as well as crowns, root canals, dentures, oral surgery, orthodontics, periodontics and cosmetic dentistry.
Amacore Vision
The Amacore Vision program is a large vision network with thousands of eye care professionals. This is a network that includes ophthalmologists who discount all of their services on medical and surgical procedures, including cosmetic surgery and LASIK.
1 free eye exam, savings from 20% to 60% on eyeware; 10%-60% savings on sunglasses and contact lenses; 15%-25% savings on medical and surgical services.
Amacore Protection	Amacore Protection is a complete set of services that protects against common most legal issues and secuity concerns. Also included is piece of mind when traveling with a roadside service.
Legal Care includes: Free and discounted legal care, identity theft solutions, and lost or stolen credit card assistance.
Financial includes: Tax prep and advise, financial education and credit counseling, life events counseling, credit repair, debt relief, foreclosure assistance, bankruptcy and financial education counseling and roadside emergency services.

Zurvita Protection	Services that protects members against common legal issues and security concerns.
Program offers legal assistance, tax preparation & counseling, distressed financial assistance, identity theft recovery services,  credit restoration services, roadside assistance and life event counseling.

Zurvita Home Guard	Provides protection against unexpected expensive repairs or replacement of existing home appliances and home systems.
Program covers household systems and appliances regardless of age, make or model.  Network of over 60,000 pre-screened service technicians are available for a service call fee of $35.00 for each occurrence regardless of the actual cost to repair or replace.

Zurvita Health	A discount medical program that combines benefits and services to help mitigate the cost of everyday healthcare needs.
Program creates access to convenient and affordable healthcare.  Services include access to a national network of board certified physicians providing telephone consultations to diagnose, recommend treatment and write short term non-narcotic pre-scriptions.  Members further experience discounted medical services through network providers in vision, hearing, pharmacy, diagnostic, imaging and lab benefits.

Our principal non-membership products and services include the following:

Product	Description	Key Features
Benefit Administration
Amacore Group offers a fully-functional administrative implementation process that comprises a list of features. We are steadfast in consistently expanding our administrative services and staff in an effort to support whatever administrative needs may arise.
Turnkey solution that includes: fulfillment, billing, data and reporting, production, member services, claims and benefits
Billing	Amacore Group can manage all aspects of billing, chargeback management, reconcilliation, accounting, and reporting.	Accouting, billing, reporting, reconcilliation, and claims reporting
Member Service
Member Services goal is to exceed our members' experience.  We ensure reps are trained and/or licensed to deal with member questions, issues and  enrollments. We ensure quality by using state-of-the-art phone systems that allow screening, monitoring and recording. The goal is to retain and grow member relationships.
Answer questions, enrollments, cross-sells, member retention
Fulfillment	Our Operation's division houses production equipment for the development and distribution of product fulfillment kits.	Creative design, printing, production and fulfillment of member kits.
Zurvita Choice	The deregulation of electric and natural gas industries in certain states gives consumers the option to choose where they may purchase their energy.
Program offers utility services (electric & natural gas where available) in Texas, Geogia, New York, Ohio and Michigan.    Service provider is MXenergy who is the largest independent retail provider in North American and is available in 39 markets.  Members can lock in annual rates and effectively eliminate the volatile prices that makes managing energy expenses difficult.

Our principal insurance products include the following:

Product	Description	Key Features
SmartHealth Diamond
A comprehensive limited medical plan with discount benefits and services. There are ten plans with varying elements of discounts, services and insurance designed to meet members' needs and pocket-book.

Discount benefits such as: physician and hospital savings, medical network, long-term care discounts, dental and vision discounts, prescription savings, diagnostic labs, hearing savings, chiropractic discounts, alternative medicine, vitamin discounts and TeleDoc. services such as: patient advocacy, travel assistance, nurseline, Contact 911, alternative medicine, counseling,  Lifeguard Support and Global Mednet. Also includes insurance components such as: accident medical/dental expense benefit, accidental death & dismemberment benefit, accident disability, doctor visits and daily hospital confinement benefit, inpatient/outpatient surgery, ambulance benefit and intensive care unit benefit

Health Advance	HealthAdvance is an affordable limited medical and Lifestyle discount program developed to help those who cannot afford traditional insurance or do not qualify.
Along with discount benefits such as: physician and hospital savings, dental and vision discounts, prescription savings, patient advocacy and nurseLine, savings on chiropractic visits, alternative medicine, counseling, global med-net, Contact 911 and emergency travel assistance. Also includes insurance components such as: accident medical/dental expense benefit, accidental death & dismemberment benefit, accident disability, doctor visits and daily hospital confinement benefit

Elite Dental	Amacore Elite Dental™ is an insured dental solution layered with discount and lifestyle benefits with access to approximately 80,000 dentists.
Oral exam and teeth cleaning covered at 100% twice a year,  Bitewing xrays covered at 100%, once a year, discount on full mouth xrays, resin-based composit fillings-once a year (2 sets) covered at 100%. Discounts on additional fillings, root canals, surgical extractions, crowns, upper dentures and orthodontia. Other benefits include: diabetic savings, labs, File MD, savings on Hearing, prescription discounts, grovery savings and travel assistance.

Mortgage Protection Life	Mortgage Protection Life offers the mortgage holder with valuable life and disability insurance to help pay the mortgage in case of an untimely disability or death.
Mortgage protection life program consists of life insurance to pay off the mortgage due to death. A disability insurance income benefit to pay some or all of the mortgage payment from a disability from an accident or due to sickness. The program also offers a guarantee of a full return of your money paid into the policy for all unused benefits from an inforce policy. These features offer a mortgage holder peace of mind that they and their loved ones are fuly protected all in one package.

Critical Illness Life	An insurance program that protects you with cash payments due to a dianosis of a specified critical illiness.
Critical illness program offsets the cost of daily life in the form of a cash payment for wage loss, deductibles, and other expenses that have occurred due to a diagnosis or a coverd illness. The program covers illness such as cancer, heart attack, stroke, heart bypass surgery, severe burns, angioplasty and many other illnesses.

Final Expense Life	Program that offers valuable whole life insurance to covet the cost of funeral and final expenses in the senior market.	Program offers a variety of options to cover final expenses such as funeral costs, unpaid medical bills, that a family may face when a parent , spouse, or loved one dies.

Product Development and Brand Recognition

Our product development and brand recognition will be integral to the long-term success of the Company as well as our ability to attract third-party service providers or product manufactures seeking our marketing services.  The Company is currently working with a Direct Response TV Company to create brand awareness for certain of the Company’s.  Our initial campaign is expected to air April 2009.

Technology

The Company utilizes a key proprietary software technology that integrates all facets of benefits administration and provides agents with real time commission information upon demand.  Third-party telemarketing software is used within the Company to perform and monitor in house telemarketing activities such as inbound/outbound calls and customer support.  We also use technology to identify target consumers within our marketing database.

Employees

As of December 31, 2008, the Company had (103) full time employees , The divisional breakout of employees is as follows: LifeGuard, USHBG, Zurvita, JRM, and Corporate had fifty-seven (57), four (4), ten (10), ten (10), and twenty-two (22) employees, respectively.

Customers

Our customers consist of individual consumers who we bill for purchasing our products through our internal marketing efforts and capabilities as well as the marketing efforts and capabilities of other third-party direct response marketing companies.  In addition, companies who purchase from us wholesale or private label products designed to be marketed to their customer or membership base and companies who contract with Amacore for certain benefit administration services are considered customers.

Competition

The Company competes in the highly competitive, rapidly evolving, highly fragmented healthcare and direct response marketing industries.   As a result, we expect our competition to continually change with the advent of new products and services that compete for our current membership’s consumer spending dollars. In addition, we compete with other direct marketing companies that provide other products and services that compete for the same prospective customer’s consumer dollars. Currently, our major competition includes traditional healthcare insurance products and other limited or discount benefit products as well as the companies who market them.  In addition, any direct response marketer selling competing products or competing for the same strategic partnership is considered a competitor.  There are many competitors who are more established than we are and have greater financial and non-financial resources than we do.  The Company believes its chief competitors include large insurers such as various BlueCross Blue Shield companies, direct response companies such as Affinion Group, Inc., as well as competitors selling products and services similar to those we sell such as limited medical benefit plans and discount benefit plans.

The Company believes that the experience of its management team, diversity of its marketing methods, and its proprietary technology provides it with a competitive advantage.

Government Regulation

We are subject to federal, state and local laws, regulations, guidelines and determinations, common laws, codes of conduct and other similar parameters that directly and indirectly impact our business and methods of operation.

State Discount Health Program Regulations  Many states have enacted legislation concerning the operation and marketing of discount health programs.  With respect to scope, some state health program regulations apply to discounts on all health care products, while other states’ regulations apply only to certain types of discount programs or services.  For example, some regulations apply only to prescription discounts.  In addition, some states require licensing and registration of entities that provide discount health programs.  Additional states are expected to enact such regulations in the future.  States with such regulations currently in place may amend existing regulations or enact new regulations which may severely restrict or prohibit the sale of our products.  The Company monitors developments or changes in the regulations in the states in which we operate or plan to operate to allow compliance with the laws and regulations within those states.  We may decide not to sell our products in states with regulations we believe to be too burdensome or where compliance is too costly.  In addition, such regulations may limit the products and programs we may market and sell and the manner in which we market and sell our products and programs.

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

The discount programs we market are not insurance products and do not subject us to insurance regulations.  However, some states have regulations that are specific to discount plans as discussed above.  We may also receive inquires from insurance regulators in various states in which we operate requesting that we supply them with information about our programs.  To date, these agencies have concurred with our view that our health programs are not a form of insurance.  We can provide no assurance that insurance commissioners in such states will continue to concur with our view that our products are not a form of insurance and therefore are not subject to insurance regulations.  In the future, states may adopt regulations or enact legislation pursuant to which our programs may be deemed a form of insurance, in which case we may become subject to insurance regulations in such states.  Legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.  Compliance with such regulations and laws may be costly and difficult.  Such regulations may also preclude us from marketing some or all of our products and programs.

Additional governmental regulation or future interpretation of existing regulations may increase the cost of compliance or materially and adversely affect the insurance and/or non-insurance products and services offered by us and, as a result, our results of operations.

Telemarketing Regulations. Our call center seats and relationships are, or may become, subject to federal and state “do not call” laws and requirements.  Generally, under these regulations, we are prohibited from calling any consumer whose telephone number is listed in the national “do not call” registry, subject to certain exceptions.  Violation of these regulations may result in fines of up to $11,000 per violation, plus other penalties.

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

We are also subject to the risk of claims by brokers and agents and their respective customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices.  These agencies may take action on their own initiative against us for alleged advertising or product claim violations, or on a referral from brokers, agents, customers or others.  Remedies sought in these actions may include consent decrees and the refund of amounts paid by the complaining brokers, agents or consumer, refunds to an entire class of brokers, agents or customers, client refunds, or other damages, as well as changes in our methods of doing business.  A complaint based on the practice of one broker or agent, whether or not we authorized the practice, could result in an order affecting some or all of the brokers and agents that we use in a particular state.  Also, an order in one state could influence courts or government agencies in other states considering similar matters.  Proceedings resulting from these complaints could result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

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

Insurance

Management believes the Company carries sufficient insurance coverage to protect against material losses incurred by any of our operations.  The Company significantly mitigates risk by contracting with insurance carriers who ultimately provide the insurance benefits that are embedded within the products we market.  The Company is not an insurance company, and we do not retain any insurance risk associated with any of the products we sell.

Corporate Information

The Company is a Delaware corporation formed in May of 1994.  Our Corporate headquarters and principal executive offices are located at Maitland Promenade One at 485 North Keller Road, Suite 450, Maitland, Florida 32751.

Recent Developments

As disclosed in the Company’s Form 8-K filed on September 2, 2008, there was a change in executive management and Board of Directors whereby several directors of Vicis Capital LLC are now directors of the Company.   Management views this as a positive change as the diversity in the financial backgrounds of the new directors is expected to be beneficial when assessing prospective acquisitions and assisting in the structuring of financing transactions as well as the Company’s capital structure.  These directors also have relationships with other companies which could potentially become strategic alliances and have a synergistic effect for the Company.

On December 31, 2008, Vicis Capital Master Fund (“Vicis”) converted certain issuances of preferred stock that it had held.  As a result of the conversion, Vicis owns approximately 87% of our outstanding Class A common stock as well as has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring stockholder approval.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K before investing or maintaining an investment in the Company.  The risks described below are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flow, or results of operations and prospects.  The following is a description of the most significant factors that might cause the actual results of operations in future periods to differ significantly from those currently desired or expected.  Any of the risks could materially and adversely affect our business, financial condition or results of operations and prospects.  As a result of the occurrence of any of these risks, the trading price of our common stock could decline and you may lose part or all of your investment.

The Company has a history of significant losses and may not be profitable in the future and likely needs significant additional outside funding to continue operating.

The Company has a history of net losses and has an accumulated deficit of approximately $119.5 million, from inception through December 31, 2008.  The Company has historically generated significant net operating losses and negative operating cash flows.  The Company believes that without significant equity and/or debt investment from outside sources, the Company will not be able to sustain its planned operations for the next 12 months.  Such additional capital may not be available to us on acceptable terms or may not be available at all.  You should not rely solely on the public market valuation of the Company and the views of securities analysts and investors for assessing the operational, business and financial success of the Company. Fluctuations in our quarterly operating results or our inability to achieve profitability may cause volatility in the price of our common stock in the public market.

The Company’s business is difficult to evaluate because it has a limited operating history.

The Company has a limited operating history and participates in a relatively new and rapidly evolving market. The Company’s business has undergone significant transformation during the past several years as a result of acquisitions, changes in the services and products offered, changes in market conditions, changes in our targeted membership, and is expected to continue to change for similar reasons. We cannot assure you that our current business strategy will be successful in the long term.  We have experienced significant losses since inception and, even if demand from members exists, we cannot assure you that our business will be successful.

The Company is controlled by Vicis Capital Master Fund who will be able to make important decisions about our business and capital structure.

Vicis owns approximately 87% of our outstanding Class A common stock.  As a result, Vicis controls us and has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring stockholder approval.  Vicis’ interest in exercising control over us and our business may conflict with the interests of our other stockholders.  Vicis’ control may also discourage others from acquiring us or from making a significant investment in us.

General economic, financial market and political conditions may materially adversely affect our results of operations and financial conditions.

General economic, financial market and political conditions may have an adverse effect on demand for our services and programs and on our results of operations and financial condition.  Concerns over a prolonged recession, the availability and cost of credit, the declining global mortgage and real estate market, the loss of consumer confidence and reduction in consumer spending, inflation, and other macroeconomic factors could influence demand for our services and programs.  There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key partners, inability of customers to obtain credit to finance purchases of our services and programs, and/or customer insolvencies each of which could adversely affect our results of operations and financial condition.

The Company currently generates significant revenue through its marketing partners.

The Company derives a significant amount of revenue through its marketing partners.  In the event any of our marketing partners stop selling our programs to prospective members, or if prospective members do not purchase our programs through these marketing partners, our business, financial condition and results of operations could be materially and adversely affected.

The Company may be unable to fund future growth.

 The Company’s business strategy calls for expansion through an increase in sales of memberships by its internal sales force and its external marketing partners. The Company will require significant funding for additional personnel, capital expenditures as well as for working capital purposes. Financing may not be available to the Company on favorable terms, if at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion and profitability which could consequently harm the Company’s business, results of operations and financial condition.

In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, or a combination of both, then the stockholders will suffer dilution, and any new securities may have rights, preferences and privileges senior to those of our common stock and other series of Preferred Stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require. Moreover, if the Company’s strategy to increase its sales and marketing resources in order to grow revenues does not produce the desired result, then the Company may incur significant, unrecoverable expenses.

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

We have pursued, and may continue to pursue, increased market penetration and growth through strategic acquisitions. If we are unable to successfully complete acquisitions or to effectively integrate acquired businesses, our ability to grow our business or to operate our business effectively could be reduced, and our business, financial condition and operating results could suffer. We also cannot assure you that we will be able to integrate the operations of the businesses we have acquired or any future completed strategic acquisitions without encountering difficulty regarding different strategies with respect to marketing, integration of personnel with disparate business backgrounds and corporate cultures, integration of different distribution systems and other technology and managing relationships with other business partners.  The consummation and integration of any completed or future acquisition involve many risks, including the risks of:

•	diverting management’s attention from our ongoing business concerns;
•	being unable to obtain financing on terms favorable to us;
•	entering markets in which we have no direct prior experience;
•	improperly evaluating new services, products and markets;
•	being unable to maintain uniform standards, controls, procedures and policies;
•	being unable to integrate new technologies or personnel;
•	incurring the expenses of any undisclosed or potential liabilities;
•	departure of key management and employees;
•	loss in value of acquired intangibles; and
•	being unable to realize potential synergies and economies of scale.

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

While the Company’s products and services are relatively new, the greater healthcare markets in which the Company operates are intensely competitive, continually evolving and, in some cases, subject to rapid change. The Company expects the intensity of competition and the pace of change to be increased or at least be maintained in the future. Many of the Company’s potential competitors have greater financial, technical, product development, marketing and other resources than the Company. These organizations may be better known than the Company and may have more customers or members than the Company. The Company cannot provide assurance that the Company will be able to compete successfully against these organizations or any alliances they have formed or may form.  Therefore, there can be no assurance that our competitors will not:

•	increase their emphasis on products and services similar to those we offer;
•	provide products and services comparable or superior to those we provide at lower consumer cost; and
•	adapt more quickly than we do to evolving industry trends or changing market requirements;

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

The Company must replace the customers it loses in the ordinary course of business and if we fail to do so our revenue may decline and our customer base will decline.

We lose a substantial number of our customers each year in the ordinary course of business.  The loss of customers may occur due to numerous factors, including:

•	changing customer preferences;
•	competitive price pressures;
•	customer dissatisfaction;
•	general economic conditions;
•	discontinuance of third-party products and services

The Company depends on third-party vendors to supply certain of our products and services that we market.  The failure of these vendors to provide these products or services could result in customer dissatisfaction and harm our business and financial condition.

The Company depends on third-party vendors to supply certain products and services that we market.  Many of our third-party vendors are independent contractors.  As a result, the quality of service they provide is not entirely within our control.  If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, or suffer interruptions, delays or quality problems, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms favorable to us.  With respect to our products that contain an insurance benefit, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals.  If we are required to use an alternative insurance carrier, it may materially increase the time required to bring an insurance related product to market.  As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction.  Replacing existing third-party vendors with more expensive or less quality third-party vendors could decrease our profitability and harm our reputation.

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

The Company’s profitability depends on customers continuing their relationship with us.  Increased loss of customers could impair our revenue and profitability.

During the initial few months of a customer relationship for certain of the Company’s products and services, the Company experiences negative cash flow as a result of customer acquisition costs paid to various marketers of our products and services which exceed the fee paid by the customer.  If we experience a higher percentage of cancellations during the initial period as compared to our pricing models, our revenue and profitability could be negatively impacted.

The Company significantly depends on one major credit card processor to obtain payments.  If the Company’s credit card processing is interrupted in any way it could result in delays in collecting payments and our ability to generate sales.

In the event our credit card processor ceases operations or terminates its agreement with us, there can be no assurance a replacement credit card processor could be retained on a timely basis, if at all.  Any service interruptions, delays or quality problems could result in delays in collecting payments, which could adversely affect our revenue and profitability.

The Company is highly dependent on our existing benefits administration technological system.  Any temporary or permanent loss of our system could have a negative effect on our business, financial condition and results of operations.

Our business depends on our ability to protect our proprietary benefits administration system against damage or system interruptions from natural disasters, technical failures and other events beyond our control.  Our technology may also be vulnerable to computer viruses, hackers or other disruptions entering our system through external portals.  Any damage to our technological systems could impede our ability to market our programs and services and to provide customer service, which could result in loss of customers and revenue.

The Company significantly depends on postal and telephone services to market and service our customers.  An interruption of, or an increase in the cost of using such service could adversely affect our business.

An interruption of, or an increase in the cost for postal and telephone services could increase our expenses and reduce our profitability.  We market and service our products and services by various means, including through mail and via telephone.  We utilize a variety of parcel services and various local and long distance telephone companies.  Any significant interruption of such services, any limitations in their ability to provide us with increased capacity, or any significant cost increase could impede our ability to market our products and services, potentially resulting in a loss of customers and a reduction of our revenue.

The Company is exposed to the general condition of the healthcare market.

 The Company’s business is subject to global economic conditions, and in particular, market conditions in the healthcare industry.  If global economic conditions worsen, or a prolonged slowdown in demand for our products or services occurs, then the Company may experience adverse operating results.

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

The Company must comply with Federal and State telephone consumer protection laws.

Federal and State telephone consumer protection laws prohibit deceptive, unfair or abusive practices in telemarketing sales.  Any new legislation further regulating telemarketing practices could adversely affect or limit our operations.

The Company faces potential liability related to the privacy and security of personal information it collects from consumers through its website and telemarketing operations.

 Internet user privacy has become a major issue both in the United States and abroad. The Company has privacy policies posted on its website that the Company believes comply with applicable laws requiring notice to users about the Company’s information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way the Company operates its website and could harm its business. Further, the Company cannot assure you that the privacy policies and other statements on its website or its practices will be found sufficient to protect the Company from liability or adverse publicity relating to the privacy and security of personal information.  Any unauthorized release or failure to adequately protect private information could cast a negative public perception of the Company which in turn could adversely affect our ability to attract and retain customers.

We face litigation risks from currently pending claims as well as claims which may arise in the future which could adversely affect our profitability and reputation.

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

Risks Related to Our Stock

Acquisitions containing a peg price as a portion of the consideration payable may require us to issue additional shares in the future or may result in the unwinding of certain acquisitions.

Shares of Class A common stock typically comprise a significant portion of the consideration payable in connection with our strategic acquisitions.  In such cases, the value of the shares paid as consideration is generally deemed equal to $5.00 per share (the Peg Price).  In the event the trading price of the Company’s Class A common stock does not meet the Peg Price as of a future date defined in the applicable acquisition agreement (the Determination Date), the Company may be required to issue a substantial number of additional shares of Class A common stock to the parties from whom the business was acquired.  If the trading price of Class A common stock is below a certain threshold, typically $1.50, as of the Determination Date, the Company may elect to unwind the acquisition rather than issuing additional shares.  In the event the Company elects to unwind the acquisition, typically the Company is entitled to receive back 80% of the shares of Class A common stock initially issued to the parties from whom the business was acquired.  Although we may have the right to unwind an acquisition transaction, it may be difficult or impossible for us to do so, especially if the acquired business has to be integrated into our operations.  In addition, any unwinding is likely to be costly and disruptive to our business operations.  In the event the Company is required to issue additional shares of Class A common stock, such additional issuance will be dilutive to our stockholders.  The amount of dilution could be substantial and will depend upon the trading price of the Company’s Class A common stock on the applicable Determination Date.  In the alternative, unwinding the transaction may result in the loss of a substantial portion of our business and may slow our growth and have a material adverse affect our operations.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal controls over financial reporting.   During the preparation of our financial statements, we identified control deficiencies that have been classified as material weaknesses in our internal controls over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2008. The identification of this material weakness may cause investors to lose confidence in us and our stock may be negatively impacted.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require our independent registered public accounting firm to complete an attestation report on our assessment of our internal control over financial reporting.  The first attestation report of our assessment that our independent registered public accounting firm must complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2009, unless extended by the SEC.  The attestation process that must be performed by our independent registered public accounting firm is also new and complex.  We may encounter problems or delays in receiving an unqualified attestation of our assessment by our independent registered public accountants.  Compliance with these new rules could require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.  If our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, investors may lose confidence in us and our stock may be negatively impacted.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 and, without voluntary compliance with such provisions, neither you nor the Company will receive the benefits and protections they were enacted to provide.

 Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002.  These rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, the presence of an audit committee financial expert and the adoption of a code of ethics.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In addition, since September 2008, our trading price has dropped approximately 67%.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our stock price may be volatile, which may result in losses to our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During the year, the Company moved their executive offices from Tampa, Florida to Maitland, Florida, and the Tampa office was closed.  Amacore’s executive and sales offices are now located at Maitland Promenade One, 485 North Keller Road, Suite 450, Maitland, FL 32751.  The office phone number is (407) 805-8900.  Management entered into a new lease agreement starting on March 1, 2009 and expiring on February 29, 2016.   The office consists of approximately 5 thousand square feet.

JRM’s sales and administrative office are located 901 Route 168, Turnersville, NJ 08012, Suite 104. This lease expires on March 31, 2010, and the office phone number is (813) 289-5553.

LifeGuard’s management offices, customer service center and fulfillment center are located at 4929 W. Royal Ln., Irving, Texas 76063.  The office telephone number is (972) 915-4800.  These facilities are leased and consist of approximately 30.0 thousand square feet.  The lease expires on September 30, 2011.

Zurvita’s management offices are located at 800 Gessner, Houston, TX 77024.  These facilities are leased and consist of approximately 4 thousand square feet.  The lease expires on July 31, 2009.

USHBG’s management offices are located at 555 South Andrews Avenue, Pompano Beach, FL 33069.   These facilities are leased and consist of approximately 4.5 thousand square feet.  The lease expires on March 15, 2009.

ITEM 3. LEGAL PROCEEDINGS

In addition to the legal proceedings described below, as of December 31, 2008, we were involved in various lawsuits, claims or disputes arising in the normal course of business.  The outcome of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows, but cannot be certain.

Mark Jarvis and Zurvita, Inc. v. AmeriPlan Corp. v. Alan Masters v. The Amacore Group, Inc., Patty Duke, Rusty Duke, Gail Weitl and Rick Weitl; In the 192nd Judicial District Court of Dallas County, Texas; Cause No. DC-08-0ll0l-K. Zurvita initiated this action on January 30, 2008 in an attempt to clarify its rights to engage in business with Mark Jarvis and various other individual.  Mr. Jarvis was a former employee of AmeriPlan who left to work at Zurvita, along with certain others that were formerly associated with AmeriPlan.  AmeriPlan responded to the action by asserting counterclaims against Zurvita, Mr. Jarvis and others that were formerly associated with AmeriPlan for breach of contract, breach of fiduciary duties and duties of loyalty, tortuous interference with business and contractual relations, misappropriation of confidential information, conversion, unfair competition, and conspiracy. In response to the counterclaims, the Company, on behalf of itself, Zurvita, and its employees, asserted numerous affirmative defenses to the claims. Discovery in this matter is ongoing. The Company is vigorously defending itself against these allegations. This matter is set for trial in January, 2010.

The Amacore Group, Inc. vs. Clark A. Marcus, Jerry Katzman, MD, and Giuseppe Crisafi in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida Circuit Civil, Case No. 0904006. On February 17, 2009, the Company filed a petition for Declaratory Judgment seeking to determine its obligations under Consulting Agreements entered into by and between Amacore and Mr. Marcus, Dr. Katzman and Mr. Crisafi.  These legal matters arise from allegations of breach of contract by the consultants.  In response, on February 25, 2009, the Company received notice that Mr. Marcus, Mr. Jerry Katzman, MD, and Mr. Giuseppe Crisafi filed an emergency motion for temporary injunction, Giuseppe Crisafi, Dr. Jerry Katzman, and Clark Marcus vs. The Amacore Group, Inc., Case No. 094463.  The injunction was denied.  The Declaratory Judgment action is pending and has not been ruled upon.  While the Company can not accurately predict this litigation, the Company believes that an adverse determination would not have a material adverse impact on the Company or its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is quoted principally on the OTCBB under the symbol "ACGI."  There is no established public trading market for our Class B common stock.  The Class B common stock is convertible on a share-for-share basis into Class A common stock at the option of the holder.  Set forth below are the high and low bid prices for our Class A common stock on the OTCBB for each quarter of the years ending December 31, 2008 and 2007. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2008	High	Low
March 31, 2008	0.60	0.36
June 30, 2008	0.47	0.30
September 30, 2008	0.39	0.15
December 31, 2008	0.22	0.05
2007
March 31, 2007	0.31	0.03
June 30, 2007	0.38	0.21
September 30, 2007	0.45	0.20
December 31, 2007	0.75	0.31

Holders

As of March 4, 2009, 1,028,764,296  shares of our Class A common stock are issued and outstanding and there were one thousand one hundred sixty-one (1,161) known stockholders of record. There was one stockholder of record holding 200,000 shares of Class B common stock.

Dividends

The payment of dividends is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements and financial condition. We have never paid any cash dividends on our common stock and we do not anticipate paying such dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Shares Authorized for Issuance Under Equity Compensation Plans

In May 1997, our Board of Directors adopted, and our stockholders approved, the 1997 Stock Option Plan (the Plan). The Plan may be administered by the Board of Directors or a committee of the Board. The Plan authorizes the issuance of incentive stock options (ISOs), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (NQSOs) and stock appreciation rights (SARs).  Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or any subsidiary of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the common stock at the time of grant. Generally, options shall be exercisable at 20%, per year, and shall be outstanding for ten years. As of December 31, 2008 no options have been granted under the Plan.

At December 31, 2008, warrants to acquire an aggregate of approximately 231.5 million shares of Class A common stock at exercise prices ranging from $0.01 to $1.25 were outstanding.  Warrants to acquire an aggregate of approximately 7.9 million shares of Class B common stock at exercise prices ranging from $0.16 to $0.50 are also outstanding.  The warrants were issued outside of the Plan pursuant to either individual compensation arrangements with members of our board of directors, officers, employees and consultants, or issued in connection with debt or equity financing transactions.  All warrants are exercisable immediately upon date of grant.

The following is a summary of our stock option plans and outstanding warrants issued pursuant to compensatory equity arrangements as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	750,000
Equity compensation plans not approved by security holders	239,460,217	$0.38	n/a
Total	239,460,217	0	750,000

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations.  The MD&A is organized as follows:

•	Overview – This section provides a general description of our business and operating segments.

•
Results of operations – This section provides an analysis of our results of operations comparing the years ended December 31, 2008 to 2007.  This analysis is provided on a consolidated and operating segment basis.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the years ended December 31, 2008 and 2007 as well as a discussion of our liquidity and capital resources.

•
Critical accounting policies – This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application.  In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our audited consolidated financial statements included within Item 8 of Part II of this 2008 Annual Report Form 10K.

Overview

Description of Business

The Company is primarily a provider and marketer of healthcare-related products, including healthcare benefits, dental and vision networks, and administrative services such as billing, fulfillment, patient advocacy, claims administration and servicing. The Company primarily markets healthcare-related membership programs such as limited and major medical programs, supplemental medical and discount dental programs to individuals and families.  The company distributes these products and services through various distribution methods such as its agent network, direct response marketing companies, DRTV (Direct Response TV), inbound call centers, in-house sales representatives, network marketing and affinity marketing partners.  The company’s secondary line of business is to place membership programs through these same marketing channels.  These membership programs utilize the same back office and systems creating marketing efficiencies to provide low cost ancillary products such as pet insurance, home warranty, involuntary unemployment insurance, and accident insurance.

The Company’s operates through five different business divisions which also represent the Company’s operating segments:

•
LifeGuard Benefit Services Division – This is the Company’s division responsible for product fulfillment, customer support, membership billing, claims administration, provider membership network maintenance and information technology. The Company operates this division through LifeGuard.

•	U.S. Health Benefits Group Division – This is an outbound telemarketing operation primarily marketing major and limited medical benefit plans. The Company operates this division through USHBG.

•
Zurvita Marketing Division – This is a multi-level marketing division that sells healthcare, financial services, and consumer products to individuals and families.  The Company operates this division through Zurvita.

•
JRM Benefits Consultants Division – This division markets various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups.  The Company operates this division through JRM.

•
Corporate and Other Division – This division provides management and financial support to the Company’s various divisions as well as performs corporate governance and compliance.  Additionally, the Company recognizes residual revenue from the initial launch of market campaigns prior to the acquisition of Lifeguard.

Business History

The Company was founded in 1994 and began selling memberships in the Company’s discount vision network to retail customers.  During 2007, the Company enhanced its management team by hiring Mr. Jay Shafer as President, and Mr. Guy Norberg, Senior Vice President of Sales and Marketing, who each had significant experience with managing marketing companies, healthcare-related product development, benefits administration and marketing partnerships.  With their hiring, the Company began focusing its efforts the development of a back office system for benefits administration as well as the development of a greater array of products and marketing partners.

The Company has had significant acquisitions which have improved the Company’s operational capabilities as well as provided additional channels to market products and services.  On September 1, 2007, the Company completed the acquisition of JRM through a stock-for-stock merger.  The acquisition allows the Company to market its products through JRM’s outbound telemarketing call center with additional agent distribution channels available to it.  On October 9, 2007, the Company completed the acquisition of LifeGuard through a stock-for-stock merger between LifeGuard and the Company’s wholly owned subsidiary, LBS Acquisition Corporation.  The acquisition of LifeGuard strategically assists the Company’s vertical integration plan within the health benefits program market, provides new distribution channels, provides important back office benefits administration capabilities and allows the Company to enhance existing product offerings to the Company’s clients.  On April 1, 2008, the Company acquired USHBG, an inbound lead generation telemarketing company primarily marketing major and limited medical benefit plans.

Consolidated Results of Operations

	For the Years Ended December 31,
			Increase
	2008	2007	(Decrease)

Revenues	$29,461,822	$4,320,862	$25,140,960
Cost of Sales	20,806,246	2,225,947	18,580,299
Gross Profit	8,655,576	2,094,915	6,560,661

Operating Expenses	46,511,037	23,278,059	23,232,978
Operating Loss	(37,855,461)	(21,183,144)	(16,672,317)

Other Income (Expense)	3,927,100	(47,042)	3,974,142
Net Loss	(33,928,361)	(21,230,186)	(12,698,175)

Preferred Stock Dividend and Accretion	(8,054,985)	(1,046,134)	(7,008,851)

Net Loss Available to Common Stockholders	$(41,983,346)	$(22,276,320)	$(19,707,026)

Basic and Diluted Loss Per Share	$(0.28)	$(0.19)

Revenue:

For the year ended December 31, 2008, revenue was $29.5 million, as compared to $4.3 million for the year ended December 31, 2007, an increase of $25.1 million.  New product offerings, growth in the Company’s membership base as well as the acquisitions of LifeGuard, JRM and USHBG, which occurred in September 2007, October 2007 and April 2008, respectively, contributed to the significant increase in revenue earned for the year ended December 31, 2008.

Cost of Sales:

For the year ended December 31, 2008, cost of sales was $20.8 million as compared to $2.2 million for the year ended December 31, 2007, an increase of $18.6 million.  Cost of sales was 71% of revenues in fiscal 2008 compared to 52% in fiscal 2007.  Sales commissions accounted for approximately $15.7 million or 75% of cost of sales in fiscal 2008 compared to $2.0 million or 94% for fiscal 2007.  Medical benefit costs accounted for $5.1 million or 25% of cost of sales as compared to $139.8 thousand or 6% for the year ended December 31, 2007.  The overall dollar increase in cost of sales is directly attributable to the increase in revenue.  The increase in cost of sales as a percentage of revenue is due to an increase in sales of products containing a medical benefit cost which generally have a higher percentage of cost of sales than other products.

Gross Profit Percentage:

For the year ended December 31, 2008, gross profit was $8.7 million or 29% of revenue as compared to $2.1 million or 48% for the year ended December 31, 2007, an increase of $6.6 million.  The decrease in gross profit percentage is attributable to an increase in commission-based sales incentives and increased sales volume of products with a medical benefit cost component.

Operating Expenses:

Our operating expenses for the years ended December 31, 2008 and 2007 were $46.5 million and $23.3 million, respectively.

The table below sets forth components of our operating expenses for the years ended December 31, 2008 and 2007:

			Increase
	2008	2007	(Decrease)

Depreciation	$335,346	$47,607	$287,739
Amortization	3,057,904	41,164	3,016,740
Office related expenses	2,198,772	517,559	1,681,213
Professional fees	5,052,320	7,171,391	(2,119,071)
Payroll and benefits	8,771,271	13,717,641	(4,946,370)
Travel	1,324,059	527,179	796,880
Selling and marketing	10,462,421	1,255,518	9,206,903
Impairment loss on goodwill and other intangible assets	15,308,944	-	15,308,944

Total operating expenses	$46,511,037	$23,278,059	$23,232,978

Depreciation and amortization expense  for the years ended December 31, 2008 and 2007, was approximately $3.4 million and approximately $88.8 thousand, respectively, an increase of approximately $3.3 million over the same prior year period due to the inclusion of amortization of the fair value of intangible assets with finite lives purchased in the JRM, LifeGuard and USHBG acquisitions.  These costs represented 12% of revenue for the year ended December 31, 2008 as compared to 2% for the same period in 2007.

Office related expenses include rent, insurance, utilities and office maintenance. For the year ended December 31, 2008, these expenses were approximately $544.7 thousand, $89.3 thousand, $606.1 thousand and $958.8 thousand, respectively as compared to approximately $157.5 thousand, $64.1 thousand, $159.2 thousand and $136.7 thousand, respectively for the same period in 2007.   The overall dollar increase of approximately $1.7 million is a result of rent and significant telephone expenses associated with subsidiaries that were acquired subsequent to September 30, 2007.  These subsidiaries include call center operations for selling products and/or handling customer service.  These expenses represented 7% of revenue for the year ended December 31, 2008 as compared to 12% for the same period in 2007.  This decrease is due to the Company realizing significant revenue from third-party telemarketing companies who are on a commission-based contract.  This had the impact of lowering the Company’s telemarketing expenses as a percentage of total revenue.

Professional fees consist of consulting, accounting fees, contract labor and legal costs and litigation accruals. For the year ended December 31, 2008, these costs were approximately $3.5 million, $953.3 thousand, $518.6 thousand and $60.3 thousand, respectively as compared to approximately $3.2 million, $884.9 thousand, $73.9 thousand and $3.0 million, respectively for the same period in 2007.  These costs represented 17% of revenue for the year ended December 31, 2008.  The overall decrease of approximately $2.1 million is attributable to the settlement of litigation contingencies for less than originally estimated related to Lifeguard and Corporate divisions of approximately $700.0 thousand and $2.7 million, respectively.  As of June 30, 2008, the Company reversed its LifeGuard division’s legal accrual due to changes in the Company’s outlook on certain pending litigation, and the Corporate division’s legal accrual was reversed due to a favorable settlement that was reached.  Excluding the effects of the litigation contingency reversals, professional fees increased for the year ended December 31, 2008 approximately $1.3 million over the prior year as a result of legal fees incurred for defending the Company in various litigation matters, audit fees incurred for the recent acquisition of USHBG and accounting fees incurred in connection with the restatement of the Company’s quarterly financial statement for the quarters ended March 31, 2008 and June 30, 2008.

Payroll and benefits-related expenses for the year ended December 31, 2008 were approximately $8.8 million, a decrease of approximately $4.9 million or 36% over the same period in the prior year. These costs represented 30% of revenue for the year ended December 31, 2008 as compared to 317% for the same period in 2007.   The decline in total payroll and benefits related expenses is due to lower share-based payments made to executives and employees during the year ended December 31, 2008 as compared to prior year.

Travel expenses for the year ended December 31, 2008 were approximately $1.3 million, an increase of approximately $796.9 thousand over the same period in the prior year.  The overall dollar increase is mainly due to the growth of the Company through the recent acquisitions resulting in additional travel required in negotiating contracts for the Company’s new programs, promoting additional sales.  These costs represented 4% of revenue for the year ended December 31, 2008 as compared to 12% for the same period in 2007.  This percentage decrease is a direct result of the Company’s significant growth in revenue.

Selling and marketing expenses for the year ended December 31, 2008 were approximately $10.5 million, an increase of approximately $9.2 million over the same prior year period.  These costs represented 36% of revenue for the year ended December 31, 2008 as compared to 29% for the same period in 2007.  The acquired operations of JRM, LifeGuard and USHBG have contributed to the increase in selling and marketing expense as well as the inclusion of the Zurvita division which was formed in fiscal 2008.  In addition, significant lead costs as well as other sales incentives of $6.1 million were incurred with direct marketers of the Company’s products and did not result in billable sales.  Commissions paid to direct response marketers that result in billable sales are capitalized and then amortized to cost of sales over the expected membership life while commissions paid on leads that do not result in billable sales are expensed in the period in which paid as there is no probable future economic benefit associated with these costs.

Based on the Company’s impairment tests and consideration of the current and expected future market conditions, we determined that goodwill and certain intangible assets related to the JRM, LifeGuard and USHBG reporting units were impaired in accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets and the Company recorded non-cash, pre-tax total impairment charges of approximately $305.4 thousand, $9.1 million and $5.9 million, respectively. These expenses represented 52% of revenue for the year ended December 31, 2008.  The analysis was conducted by independent expert valuation specialists. The decline in estimated fair values resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.  This loss is a non cash transaction.

Other Income (Expense)

Interest expense:

Interest expense for the year ended December 31, 2008 was approximately $746.0 thousand or 3% of revenue for the year ended December 31, 2008 as compared to $154.2 thousand or 4% of revenue for the same period in 2007, an increase of approximately $591.8 thousand.  During 2008, the Company issued certain promissory notes with detachable warrants.  After apportioning the proceeds to each financial instrument based on their relative fair values, a note payable discount of approximately $504.0 thousand resulted.  The notes were not outstanding as of December 31, 2008.  The discount was amortized to interest expense through the date of payment, and the remaining unamortized discount balance was written off to interest expense.

Loss on conversion of note payable:

Negotiated terms of a formerly delinquent note payable resulted in a loss on conversion of approximately $242.7 thousand recognized for the year ended December 31, 2008.  There was no such conversion gain or loss for the year ended December 31, 2007.

Change in fair value of warrants:

Certain of the Company’s warrants are recorded at fair value with changes in their fair value reflected in the Company’s consolidated statements of operations either  as a result of being non-compensatory or containing non-standard anti-dilutive provisions that cause variable share settlement.  For the year ended December 31, 2008, the gain on change in fair value of warrants was approximately $4.0 million, while no such gain or loss was incurred during the year ended December 31, 2007.  The gain is a non cash item not affecting operating cash flows.

Net loss:

The Company’s net loss amounted to approximately $33.9 million for the year ended December 31, 2008 as compared to approximately $21.2 million for the same prior year period.  Significant increases in depreciation and amortization, impairment charges, and selling and marketing expenses contributed to the increased net loss recognized for the year ended December 31, 2008.

Preferred stock dividends and accretions:

Preferred stock dividends and accretion amounted to approximately $8.1 million for the year ended December 31, 2008 compared to approximately $1.0 million for the same period in 2007 an increase of $7.1 million.  Certain issuances of the Company’s Series D and Series E preferred stock contained beneficial conversion features in the amount of approximately $7.4 million and, accordingly, were accounted for separately and accreted as a dividend to preferred stock holders through the date of mandatory conversion.  On December 31, 2008, the Company and Vicis’ entered into a transaction that effectively converted Vicis’ Series D and Series E into class A common stock.  Accordingly, the remaining value associated with the beneficial conversion feature was written off as a dividend to preferred stockholders.

Loss per common share:

Loss per common share amounted to $0.28 and $0.19 for the years ended December 31, 2008 and 2007, respectively.

Segment Analysis

	For the Year Ended December 31, 2008
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Revenues	$24,537,797	$4,240,932	$2,371,142	$291,697	$1,054,542	$32,496,110

Cost of Sales	(18,967,251)	(1,338,818)	(2,947,171)	(140)	(587,154)	(23,840,534)

Gross Profit	5,570,546	2,902,114	(576,029)	291,557	467,388	8,655,576

Operating Expenses	(22,705,698)	(9,218,102)	(5,401,197)	(1,024,774)	(8,161,266)	(46,511,037)

Other Income	(8,906)	(374,834)	-	(28,711)	4,339,551	3,927,100

Net Loss	$(17,144,058)	$(6,690,822)	$(5,977,226)	$(761,928)	$(3,354,327)	$(33,928,361)

	For the Year Ended December 31, 2007
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Revenues	$3,191,256	$-	$-	$73,628	$1,055,978	$4,320,862

Cost of Sales	(1,470,327)			(4,030)	(751,590)	(2,225,947)

Gross Profit	1,720,929	-	-	69,598	304,388	2,094,915

Operating Expenses	(2,083,275)	-	-	(186,373)	(21,008,411)	(23,278,059)

Other Income		-	-	(12,133)	(34,909)	(47,042)

Net Loss	$(362,346)	$-	$-	$(128,908)	$(20,738,932)	$(21,230,186)

Lifeguard Division

LifeGuard was acquired on October 9, 2007 and, accordingly, its results of operations have been included from the date of acquisition.  Significant increases in revenues, cost of sales, gross profit, operating expenses and net loss in the amounts of approximately $21.3 million, $17.5 million, $3.8 million, $20.6 million and $16.8 million, respectively, were in part a result of comparing twelve months of operating results versus four months, the commencement of a major direct response marketing campaign that launched in January 2008, and an impairment charge taken on the division’s goodwill and intangible assets.  With respect to the marketing campaign that launched in January 2008, approximately $4.9 million of lead cost was incurred that did not generate a billable sale and, accordingly, was written off as a selling and marking expense.  As of December 31, 2008, the Company had cancelled the contract with the direct response marketer.  Subsequent marketing contracts have been executed which include trial periods and commission payment structure only on leads that produce a billable sale to improve the division’s profitability.  The impairment charge of approximately $9.1 million was due to the Company’s performance to budget and general economic conditions.

Significant noncash operating expenses include amortization expense of approximately $2.3 million, depreciation of approximately $222.1 thousand, and an impairment charge of approximately $9.1 million which in the aggregate represent approximately 51% of total operating expenses.  Excluding these expenses, the division’s net loss was approximately $5.5 million.

USHBG Division

USHBG was acquired on April 1, 2008 and, accordingly, its results of operations have been included from the date of acquisition.  For the year ended December 31, 2008, USHBG achieved revenues and gross profit of approximately $4.2 million and $2.9 million, respectively, which represented approximately 13% and 34%, respectively, of total consolidated results.  Significant operating expenses and net loss were recognized in the amounts of approximately $9.2 million and $6.7 million, respectively.  Excluding the effects of the division’s approximate $5.9 million impairment charge recognized on its goodwill and other intangible assets, operating expenses and net loss were approximately $3.3 million and $772.1 thousand, respectively.  The impairment loss was due to lower expected future cash flows as a result of current economic conditions and the division’s historical performance to budget.

Zurvita Division

Zurvita was created in January 2008.  For the year ended December 31, 2008, Zurvita achieved total revenue of approximately $2.4 million which primarily consisted of membership product sales to individual consumers and marketing fees paid by independent Zurvita marketing representatives of approximately $1.1 million and $1.3 million, respectively.  Cost of sales included sales commissions paid to marketing representatives and the benefit and product cost associated with the products and services sold for the year ended December 31, 2008 were approximately $2.5 million and $482.0 thousand, respectively.  In the aggregate these costs represented approximately 124% of the segment’s revenues.  In an effort to retain marketing representatives with Zurvita while this division was being structured and grown, various sales incentives were employed which resulted in higher commissions paid in proportion to revenue recognized than would be expected had Zurvita’s product and marketing representative base been well-established at the beginning of the year.

Zurvita’s net loss of approximately $6.0 million represented approximately 18% of the Company’s consolidated net loss.  Significant operating costs incurred during the year such as professional fees and payroll of approximately $2.3 million and $778.7 thousand, respectively, contributed to the division’s net loss. Legal expense represented approximately $2.0 million of the professional fee expense incurred.  Legal expense was primarily related to the ongoing litigation between Zurvita, Inc. and Ameriplan.  See the Legal Proceedings (Item 3) within this Annual Report on Form 10-K for further discussion.  Additionally, various marketing initiatives were undertaken to recruit independent marketing representatives to sell Zurvita products.  The costs associated with these initiatives significantly contributed to the division’s net loss in the amount of approximately $1.2 million.

JRM Division

JRM was acquired on September 1, 2007 and, accordingly, its results of operations have been included from the date of acquisition.  Significant increases in revenues, gross profit, operating expenses, other expense and net loss in the amounts of approximately $218.1 thousand, $222.0 thousand, $838.4 thousand, $16.6 thousand, and $633.0 thousand, respectively, were partially a result of comparing twelve months of operating results versus four months.  Another factor that led to the increase in operating expenses and net loss was that during the third quarter of 2008, the division recognized an impairment loss on its goodwill and other intangible assets in the amount of approximately $305.4 thousand.  The impairment loss was due to the decline in demand for the division’s mortgage protection product which was the division’s main product during 2008.  The decline in demand was directly attributable to the national economic downturn in the mortgage and real estate markets.  In the fourth quarter, the division shifted resources to market other insurance related products such as health, critical illness life, and dental insurance.  These products will be sold in the voluntary employee benefits market, through small employer groups and through agent and broker networks.

Corporate and Other

This division’s primary function is to provide executive managerial support and to provide financial resources to the Company’s various divisions and is responsible for corporate governance and compliance.  Operating expenses and net loss were approximately $8.2 million and $3.4 million, respectively, for the year ended December 31, 2008 and represent 18% and 10%, respectively, of total consolidated results.  Significant operating expenses include professional fees, payroll and business travel in the amounts of approximately $2.1 million, $3.8 million, and $816.4 million, respectively.  Defending the Company in various legal proceedings, auditing of the Company and its USHBG division’s 2006 and 2007 annual financial statements, routine reviews of the Company’s quarterly financial statements and the restatement of the Company’s quarterly financial statements for the periods ended March 31, 2008 and June 30, 2008 contributed to the significant professional fees incurred.   In comparison to prior year, operating expenses and net loss decreased by approximately $12.8 million and $17.4 million, respectively, as a result of less share-based payments made for consulting and employment purposes and the settlement of a $2.7 million litigation accrual.  Net gain of approximately $4.0 million on the change in the fair value of warrants also contributed to the decrease in net loss from the prior year.

Off Balance Sheet Arrangements

As of December 31, 2008 and 2007, the Company did not have any off balance sheet arrangements.

Liquidity and Capital Resources

The following table compares our cash flows for the fiscal years ended December 31, 2008 and 2007.

	2008	2007

Net cash used in operating activities	$(22,169,665)	$(5,542,322)
Net cash used in investing activities	(1,451,732)	(494,187)
Net cash provided by financing activities	21,698,792	8,062,505

Net increase (decrease) in cash	$(1,922,605)	$2,025,996

Since its inception, the Company has met its capital needs principally through sales of its equity and debt securities, including sales of common stock in connection with the exercise of outstanding warrants and preferred stock. We have used the proceeds from the exercise of warrants and our other sales of securities to pay virtually all of the costs and expenses we have incurred over the past 12 years. These costs and expenses included operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue. In addition, while the majority of the consideration given in our recent acquisitions consisted of the Company’s Class A common stock, cash consideration was also paid.

The Company believes that cash resources, together with increasing revenue and assuming the continued support of its majority stockholder, will be sufficient to sustain current planned operations for the next 12 months. The Company raised $8 million from its majority stockholder in two tranches completed in January 2009 and March 2009.  Although management believes that the Company’s current cash position and anticipated revenue in 2009 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

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

Critical Accounting Policies

Revenue Recognition

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned. These arrangements are generally renewable monthly and revenue is recognized over the renewal period. As these products often include elements sold through contracts with third-party providers the Company considers each contractual arrangement in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). The Company’s current contracts meet the requirements of EITF 99-19 for reporting revenue on a gross basis. The Company records a reduction in revenue for estimated refunds, chargebacks from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances. In January 2008, the Company entered into an arrangement with a third party to expand distribution of the Company’s products. The terms of this arrangement led to a significant increase in refunds and chargebacks. Refunds and chargebacks totaled approximately $8.1 million and $830.6 thousand for the year ended December 31, 2008 and 2007, respectively.  An estimate for refunds and chargebacks of approximately $390.5 thousand and $19.4 thousand for the year ended December 31, 2008 and 2007, respectively, and was recorded as a reduction of revenue in the accompanying statements of operations and is included in accrued expenses and other liabilities in the accompanying balance sheet.

Commissions

The Company is paid a commission for its sales of third-party products. Commissions are recognized as products are sold and services are performed and the Company has accomplished all activities necessary to complete the earnings process.

Marketing Fees and Materials

The Company markets certain of its products through a multi-level sales organization whereby independent distributors establish their own network of associates. The independent distributors pay the Company a fee to become marketing representatives on behalf of the Company. In exchange, the representatives receive access on an annual basis to various marketing and promotional materials and tools as well as access to customized management reports. Revenue from marketing fees is recognized over an annual period.  The Company also earns ancillary revenue from the sale of marketing materials. Sales of marketing materials are recognized when marketing materials are provided to the representatives.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates requiring a high degree of  management’s subjective judgment include capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, the expected volatility of common stock, and the fair value of common stock and warrants issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments.  Due to of the uncertainty inherent in such estimates, actual results may differ from those estimates.

Impairment of Goodwill and Intangibles

Management assesses goodwill related to reporting units for impairment annually as of October 1 or more frequently if an event occurs or circumstances indicate that the asset might be impaired and determines if a reduction of the carrying amount of goodwill is required.  An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit (see Note 9).

For purposes of testing goodwill impairment, each of our reportable segments is a reporting unit. We review each reporting unit  for possible goodwill impairment by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated market values exceed the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation applying the guidance of Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit.  The carrying value of goodwill for the reporting unit is written down to this implied value.

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

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. The resulting discount to the redemption value of convertible preferred securities is accreted through periodic charges to dividends over the term of the instrument using the Effective Interest Rate Method. No convertible debt instruments were issued during the years ended December 31, 2008 and 2007.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123R Share Based Payment (SFAS 123R).  SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.  The Company uses the Black-Scholes Option Pricing Model in computing fair value of warrant instrument issuances and uses market value of Common A and Common B stock issuances.

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

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no disagreements with accountants on accounting and accounting disclosure in 2008 or 2007.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of the time of evaluation, our disclosure controls and procedures were not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. This conclusion was based on the material weaknesses identified below with regard to internal controls over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria set forth in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based upon the evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2008 because of a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions.  In addition, the lack of standardization in the financial reporting process of the Company’s subsidiaries increases the risk that financial information is not captured completely and accurately. The Company has developed a plan and is in process of executing the plan to mitigate these material weaknesses, which includes the addition of personnel to the accounting function and the implementation of a new accounting software package that will have system access restrictions based on management defined user roles based on job function.  Upon the implementation of this accounting system, the risk of incomplete and inaccurate reporting of financial information will be mitigated.  In addition, consultants have been retained to provide specialized technical skills such as valuation of warrant instruments requiring fair value accounting and impairment testing.  Use of specialists will reduce the likeliness of a material error occurring in more technical accounting areas.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC  that  permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth quarter covered by this annual report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers:

Name	Age	Position
Jay Shafer	49	Chief Executive Officer and Director

Guy Norberg	48	President and Director

G. Scott Smith	57	Chief Financial Officer

Jason Post	34	Vice President of Coporate Finance

Shad Stastney	39	Director

Christopher D. Phillips	37	Director

Jay Shafer was appointed as President in January 2007 and was elected to the Board of Directors in March 2007 and was appointed Chief Executive Officer in August 2008. Prior to joining the Company, Mr. Shafer was employed by Protective Marketing Enterprises, Inc. (PME) from 1997 to 2006. He served as PME’s Vice President Business Development from 1997 to 2002 and as its Chief Executive Officer from 2002 to 2006. He was Vice President- Financial Services Division of John Harland Company from 1988 to 1997.  Mr. Shafer resigned as President in December 2008.

Guy Norberg was appointed as President in December 2008 and was elected to the Board of Directors August 2008.  Mr. Norberg has been the Company’s Senior Vice President, Sales and Marketing since June, 2008.  Prior to joining the Company, Mr. Norberg was Vice President, Sales and Marketing of Protective Marketing Enterprises, Inc. and prior to that he was a founder and the President of US Health Options / Innovative Health Benefits.

G. Scott Smith was appointed as the Company’s interim Chief Financial Officer in August 2008.  Mr. Smith had been the Company’s Chief Operating Officer since June 2008.  Since December 2007, Mr. Smith served as Chief Operating Officer of LifeGuard.  Mr. Smith served as Chief Marketing Officer of ECOM PPO Advisors Inc., a technology company that assists companies in maximizing their preferred provider discounts and savings, from 2006 through 2007.  From 2004 to 2006, Mr. Smith served in several senior executive positions at Insurance Capital Management, Inc., a holding company focusing on insurance marketing and discount benefit programs, including President and Chief Executive Officer.  Prior to 2004, Mr. Smith served as President and Chief Executive Officer of National Health Insurance Company, a life health and annuity insurance company which specialized in health insurance for self employed individuals and qualified annuities in the 403(b) teachers market.

Jason Post is the Company’s Vice President of Corporate Finance and Secretary to the Board of Directors.  Mr. Post joined the Company in March of 2008 as Manager of Finance and was promoted to Vice President of Corporate Finance in January of 2009.  Prior to joining the Company, Mr. Post was an external auditor for Deloitte & Touche, LLP.  While at Deloitte, he gained specialized knowledge and experience in the area Sarbanes Oxley compliance and developmental stage enterprises.  Mr. Post received a B.S. in Accountancy from the University of South Florida and holds an active Florida CPA license and the American Institute of Certified Fraud Examiner’s CFE designation.

Shad Stastney was elected to the Board of Directors August 2008.  Mr. Stastney is the Chief Operating Officer and Head of Research for Vicis Capital, LLC, a company he jointly founded in 2004. Mr. Stastney also jointly founded Victus Capital Management LLC in 2001. From 1998 through 2001, Mr. Stastney worked with the corporate equity derivatives origination group of Credit Suisse First Boston, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets. In 1997, he joined Credit Suisse First Boston’s then-combined convertible/equity derivative origination desk. From 1994 to 1997, he was an associate at the law firm of Cravath, Swaine and Moore in New York, in their tax and corporate groups, focusing on derivatives. He graduated from the University of  North Dakota in 1990 with a B.A. in Political Theory and History, and from the Yale Law School in 1994 with a J.D. degree focusing on corporate and tax law. Mr. Stastney currently is a director of Ambient Coporation, MDwerks, Inc and Master Silicon Carbide Industries, Inc.

Christopher D. Phillips was elected to the Board of Directors August 2008.  Mr. Phillips has been a managing director for Vicis Capital, LLC since February 2008.  From 2004 through January 2008, Mr. Phillips served as President and CEO of Apogee Financial Investments, Inc., a merchant bank that owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. From 2000 through January 2008, he also served as managing member of TotalCFO, LLC, which provides consulting and CFO services to a number of public and private companies and high net worth individuals.  From November 2007 through January 2008 Mr. Phillips served as the CEO and Chief Accounting Officer of OmniReliant Holdings, Inc. (OTCBB: ORHI). Presently, he is a member of the Board of Directors OmniReliant Holdings, Inc., Precision Aerospace Components, Inc. (OTCBB: PAOS) and a few private companies. Mr. Phillips received a B.S. in Accounting and Finance and a Masters of Accountancy, with a concentration in Tax, both from the University of Florida. Mr. Phillips is a Florida CPA. Mr. Phillips currently is a director of Brookside Technology Holdings Corp., OmniReliant Holdings, Inc., Precision Aerospace Components, Inc., MDwerks, Inc. and a few private companies.

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

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2008 all Section 16(a) filing requirements applicable to our current directors, officers, and greater than 10% beneficial owners were completed.

The Company did not receive any Section 16(a) reports from any former officer or director of the Company with respect to transactions in the Company’s common stock which may have taken place in fiscal year ended December 31, 2008.  Based solely upon a review of the Section 16(a) reports received by the Company and a review of information publicly available from the SEC, the Company has determined that the following individuals have not filed a Form 3, Form 4 or, with respect to the year ended December 31, 2008, a Form 5:  Clark Marcus (former officer and Director); Giuseppe Crisafi (former officer); Sharon Kay (former Director); William Koch (former Director); Arnold Finestone (former Director); Arthur Yeap (former Director); and Jerry Katzman, M.D. (former Director).

To the Company’s knowledge, delinquent filings previously identified in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 have not been remedied, other than with respect to Jay Shafer.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of our Code of Ethics was filed with our Form 10-KSB for the period ending December 31, 2004. We will provide a copy of our Code of Ethics to any stockholder without charge upon a written request.

Corporate Governance

Meetings and committees of the Board of Directors

Our Board of Directors (the Board) conducts its business through meetings of the Board and through activities of its committees.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

The Board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, the Board has not adopted particular qualifications or minimum standards that candidates for the board must meet. Instead, the Board considers how a candidate could contribute to the company's business and meet the needs of the company and the board.

The Board will consider candidates for director recommended by our stockholders. Candidates recommended by stockholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the company to Maitland Promenade One, 485 North Keller Road, Suite 450, Maitland, FL 32751, Attention: Chairman. All candidate referrals are reviewed by at least one current board member.

Audit Committee and Audit Committee Financial Expert

As of December 31, 2008, the Company did not have an audit committee and has made no determination as to whether any member of the Board is an audit committee financial expert.  Since our common stock is not quoted for trading on a national securities exchange, but rather quoted on the OTCBB, we are not subject to rules relating to the independence of our directors or audit committee members.

Other Committees

The Board does not have a compensation committee or a nominating committee, the functions of which are performed by the Board.

All of our directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, and all executive officers hold office at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our (1) principal executive officer and (2) two most highly compensated executive officers, other than our principal executive officer (collectively, the “named executive officers”) and up to two additional highly compensated individuals as if they had been Officers as of our last two fiscal years ended December 31, 2008 and December 31, 2007.

Name and Principal Position	Year	Base Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Bonus ($)	All Other Compensation ($)(4)	Dollar Value of Total Compensation for the Convered Fiscal Year ($)

Jay Shafer	2008	378,720	-	-	2,537	-	381,257
Current Chief Executive Officer	2007	336,446	60,000	2,015,000	5,074	-	2,416,520

Clark Marcus	2008	560,845	-	-	-	17,858	578,703
Former Chief Executive Officer (2)	2007	707,972	-	2,000,000	-	24,361	2,732,333

Scott Smith	2008	250,000	-		-	-	250,000
Chief Operating Officer &	2007	-	-	-	-	-	-
Interim Chief Financial Officer

Guy Norberg	2008	378,720	-	-	2,537	-	381,257
President	2007	336,446	60,000	2,015,000	5,074	-	2,416,520

Giuseppe Crisafi (5)	2008	266,241	-	-	-	-	266,241
Former Chief Financial Officer	2007	92,308	14,700	2,507,850	3,044	-	2,617,902

Jerry Katzman MD (6)	2008	252,692	-	-	-	-	252,692
Former Chief Medical Officer	2007	-	-	-	-	-	-

(1)
Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R.  For a discussion of valuation assumptions, see Note 15 to the financial statements contained in this Annual Report of Form 10K.

(2)
Mr. Marcus resigned on August 25, 2008 as Chief Executive Officer of the Company.  Compensation of $296,615 has been excluded from this table as it was paid to Mr. Marcus under the terms of his consulting agreement entered into August 25, 2008.

(3)	Mr. Marcus received $594,382 of salary in 2007. The balance of $113, 590 was accrued as deferred compensation. In addition, $320,938 of prior year's deferred salary was paid in 2007.

(4)	All other compensation for Mr. Marcus consists of car allowance and life insurance premiums. Life insurance premiums were $17,858 and $18,361 for 2008 and 2007, respectively.

(5)
Not included herein is compensation of $90,173 paid to Mr. Crisafi under the terms of his consulting agreement entered into on August 25, 2008.  In addition, stock award compensation of $145,000 paid to Mr. Crisafi has been excluded from the stock awards section of the above table as the compensation was in respect to his separation agreement entered into on August 25, 2008.

(6)	Not included herein is compensation of $61,538 paid to Mr. Katzman under the terms of his consulting agreement entered into on August 25, 2008.

Narrative Disclosure to Summary Compensation Table

Current Executive Officers

Jay Shafer, Chief Executive Officer

Mr. Shafer serves as the Company’s Chief Executive Officer.  Effective December 17, 2008, Mr. Shafer resigned as President of the Company.  Pursuant to an employment agreement which expires January 15, 2010, Mr. Shafer receives a salary of $360,000 per annum, increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Orlando, Florida metropolitan area. A special bonus in the amount equal to 1% percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 dollars of such profits; plus an additional sum equal to 2% of the Company’s pre-tax profits for all sums over $1,000,000 dollars.  Mr. Shafer received $378,720 in base compensation and $2,537 in a discretionary cash bonus for the year ended December 31, 2008.

In connection with his employment, Mr. Shafer also received a sign-on bonus of 1,500,000 shares of the Company’s Class A common stock.  Mr. Shafer is also entitled to receive other benefits generally received by other senior executives of the Company and reimbursement of expenses.  Mr. Shafer also entered into a standard Employee Confidentiality Agreement.

The Company may, in its sole discretion, terminate Mr. Shafer’s employment in the event of his “disability” as defined in his employment agreement.  If the Company elects to so terminate his employment, Mr. Shafer will be entitled to receive his accrued but unpaid salary, expenses and bonuses, the proceeds of any disability insurance policy plus an amount from the Company monthly which, when added to the amount received by Mr. Shafer from any disability policy then in effect, will equal the Executive's salary for a twelve-month period following the date of termination.  Such termination shall have no effect on the Company's obligation to pay the special bonus.

In the event that 50% or more of the equity securities of the Company are acquired by any single person or identifiable group and Mr. Shafer’s employment is terminated without “cause” twelve months after such acquisition, the Company shall pay to Mr. Shafer a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Shafer through three full years of compensation from the date of termination.  In addition, all unvested securities and benefits attributable to Mr. Shafer will immediately vest.  In addition, Mr. Shafer will be entitled to registration rights with respect to certain of his securities.

In the event of gross misconduct in office by Mr. Shafer in the performance of his duties hereunder, the Company may terminate Mr. Shafer’s employment agreement and, on the termination date, the Company shall pay to Mr. Shafer the aggregate of accrued but unpaid expenses, if any, and the net salary compensation which would have been paid to Mr. Shafer through the date of termination.  Furthermore, any warrants to be issued pursuant to his employment agreement, and any options granted pursuant to plans then applicable to Mr. Smith which have not then vested shall be forfeited as of the termination date.

Guy Norberg, President

Mr. Norberg currently serves as the Company’s President Pursuant to an employment agreement which expires January 15, 2010, Mr. Norberg receives a salary of $50,000 per month, increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Orlando, Florida metropolitan area.  A special bonus in the amount equal to 1% percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 dollars of such profits; plus an additional sum equal to 2% of the Company’s pre-tax profits for all sums over $1,000,000 dollars.  Mr. Norberg received $378,720 in base compensation and $2,537 in a discretionary cash bonus.

In connection with his employment, Mr. Norberg also received a sign-on bonus of 1,500,000 shares of the Company’s Class A common stock. Mr. Norberg is also entitled to receive other benefits generally received by other senior executives of the Company and reimbursement of expenses.  Mr. Smith also entered into a standard Employee Confidentiality Agreement.

The Company may, in its sole discretion, terminate Mr. Norberg’s employment in the event of his “disability” as defined in his employment agreement.  If the Company elects to so terminate his employment, Mr. Norberg will be entitled to receive his accrued but unpaid salary, expenses and bonuses, the proceeds of any disability insurance policy plus an amount from the Company monthly which, when added to the amount received by Mr. Norberg from any disability policy then in effect, will equal the Executive's salary for a twelve-month period following the date of termination.  Such termination shall have no effect on the Company's obligation to pay the special bonus.

In the event that 50% or more of the equity securities of the Company are acquired by any single person or identifiable group in which the average acquisition price per share is $5.00 per share or more and Mr. Norberg’s employment is terminated without “cause” twelve months after such acquisition, the Company shall pay to Mr. Norberg a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Norberg through one full year of compensation from the date of termination.

In the event of gross misconduct in office by Mr. Norberg in the performance of his duties hereunder, the Company may terminate Mr. Norberg’s employment agreement and, on the termination date, the Company shall pay to Mr. Norberg the aggregate of accrued but unpaid expenses, if any, and the net salary compensation which would have been paid to Mr. Norberg through the date of termination.  Furthermore, any warrants to be issued pursuant to his employment agreement, and any options granted pursuant to plans then applicable to Mr. Smith which have not then vested shall be forfeited as of the termination date.

Scott Smith, Chief Operating Officer and interim Chief Financial Officer

Mr. Smith serves as the Company’s Chief Operating Officer and interim Chief Financial Officer pursuant to an employment agreement which expires on June 16, 2011.  The agreement provides for a salary of $250,000 per annum, increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Dallas, Texas metropolitan area. A special bonus in the amount equal to 0.5% percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 dollars of such profits; plus an additional sum equal to 0.75% of the Company’s pre-tax profits for all sums over $1,000,000 dollars up to the first $2,000,000;  plus an additional sum equal to 1% of the Company’s pre-tax profits for all sums over $2,000,000 dollars up to the first $4,000,000; plus an additional sum equal to 1.25% of the Company’s pre-tax profits for all sums over $4,000,000 In connection with his employment, Mr. Smith also received a warrant to purchase 1,000,000 shares of the Company’s Class A common stock at $0.38 per share to vest in four equal annual installments starting on July 1, 2009.  Mr. Smith is also entitled to receive other benefits generally received by other senior executives of the Company and reimbursement of expenses.  Mr. Smith also entered into a standard Employee Confidentiality Agreement.

The Company may, in its sole discretion, terminate Mr. Smith’s employment in the event of his “disability” as defined in his employment agreement.  If the Company elects to so terminate his employment, Mr. Smith will be entitled to receive his accrued but unpaid salary, expenses and bonuses, the proceeds of any disability insurance policy plus an amount from the Company monthly which, when added to the amount received by Mr. Smith from any disability policy then in effect, will equal the Executive's salary for a twelve-month period following the date of termination.  Such termination shall have no effect on the Company's obligation to pay the special bonus.

In the event Mr. Smith’s employment is terminated without “cause” 12 months from a change in control, the Company shall pay to Mr. Smith a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Smith through the longer of the remaining term, if any, of the employment period, or three years compensation.  In addition, all unvested securities and benefits attributable to Mr. Smith will immediately vest.

In the event of gross misconduct in office by Mr. Smith in the performance of his duties hereunder, the Company may terminate Mr. Smith’s employment agreement and, on the termination date, the Company shall pay to Mr. Smith the aggregate of (i) accrued but unpaid expenses, if any (ii) accrued but unpaid bonuses, if any; and (iii) the net salary compensation which would have been paid to Mr. Shafer through the date of termination.  Furthermore, any warrants to be issued pursuant to his employment agreement, and any options granted pursuant to plans then applicable to Mr. Smith which have not then vested shall be forfeited as of the termination date.

Former Executive Officers

Clark Marcus, Former Chief Executive Officer

Mr. Marcus resigned as the Company’s Chief Executive Officer, effective August 25, 2008.  For the year ended December 31, 2008, Mr. Marcus received $560,845 as compensation for his service as Chief Executive Officer pursuant to his employment agreement.  The Company also paid insurance premiums totaling $17,857 on his behalf.

In connection with his resignation as Chief Executive Officer, and in lieu of any severance or termination payments, Mr. Marcus entered into both a Separation Agreement and a Consulting Agreement with the Company.  Pursuant to Mr. Marcus’s Separation Agreement, the Company will continue to provide Mr. Marcus with certain benefits for up to 18 months from the date of his resignation.  Pursuant to the Consulting Agreement, Mr. Marcus provides the Company with certain consultation services.  In exchange, Mr. Marcus is to be paid a onetime fee of $112,000 and is entitled to a fee payable at an annual rate of $600,000 and reimbursement of expenses.  For the year ended December 31, 2008, Mr. Marcus received payments totaling  $296,615 in accordance with the terms of his Consulting Agreement.

Mr. Marcus’s Consulting Agreement contains customary non-compete and confidentiality obligations and contains customary mutual indemnification provisions.   The Consulting Agreement has a term of one year and is renewable at the mutual consent of the parties for additional one-year terms.  The Consulting Agreement may be terminated by prior written notice to the other party upon a breach by such other party or conviction of the other party of a felony violation.   The Company may terminate the Consulting Agreement if Mr. Marcus is arrested or charged with a crime not instigated by the Company and such arrest or charge negatively affects the business or reputation of the Company.  In addition, the Company may terminate the agreement, effective immediately, if Mr. Marcus knowingly makes any materially false or untrue statements or representations to the Company or in the performance of his obligations or engages in gross negligence, willful misconduct or fraud in the performance of the services.

Benefits and payments received pursuant to his Separation Agreement and Consulting Agreement are not reflected for Mr. Marcus in the “Summary Compensation Table” above.

Giuseppe Crisafi, Former Chief Financial Officer

Mr. Crisafi resigned as the Company’s Chief Financial Officer, effective August 25, 2008.  For the year ended December 31, 2008, Mr. Crisafi received $266,241 as base compensation for his service as Chief Executive Officer pursuant to his employment agreement.

In connection with his resignation as Chief Financial Officer, and in lieu of any severance or termination payments, Mr. Crisafi entered into both a Separation Agreement and a Consulting Agreement with the Company.  Pursuant to the Consulting Agreement, Mr. Crisafi provided the Company with certain consultation services.  For the year ended December 31, 2008, Mr. Crisafi received payments totaling $90,172.74 in accordance with the terms his Consulting Agreement.  In addition, Mr. Crisafi received 500,000 shares of the Company’s Class A common stock pursuant to his Consulting Agreement.

Mr. Crisafi’s Consulting Agreement terminated as of March 2009.

Benefits and payments received pursuant to his Separation Agreement and Consulting Agreement are not reflected for Mr. Crisafi in the “Summary Compensation Table” above.

Jerry Katzman, Former Chief Medical Officer

Dr. Katzman resigned as the Company’s Chief Medical Officer, effective August 25, 2008.  For the year ended December 31, 2008, Dr. Katzman received $261,614 as compensation for his service as Chief Medical Officer pursuant to his employment agreement.

In connection with his resignation as Chief Medical Officer, and in lieu of any severance or termination payments, Dr. Katzman entered into both a Separation Agreement and a Consulting Agreement with the Company.  Pursuant to Dr. Katzman’s Separation Agreement, the Company will continue to provide Dr. Katzman with certain benefits for up to 18 months from the date of his resignation.  Pursuant to the Consulting Agreement, Dr. Katzman provides the Company with certain consultation services.  In exchange, Dr. Katzman is to be paid approximately $46,000 in the form of forgiveness of a debt in favor of the Company and is entitled to a fee payable at an annual rate of $200,000 and reimbursement of expenses.  For the year ended December 31, 2008, Dr. Katzman received payments totaling $61,538.48 and $46,000 in the form of forgiveness of a debt in favor of the Company in accordance with the terms of his Consulting Agreement.

Dr. Katzman’s Consulting Agreement contains customary non-compete and confidentiality obligations and contains customary mutual indemnification provisions.   The Consulting Agreement has a term of one year and is renewable at the mutual consent of the parties for additional one-year terms.  The Consulting Agreement may be terminated by prior written notice to the other party upon a breach by such other party or conviction of the other party of a felony violation.   The Company may terminate the Consulting Agreement if Dr. Katzman is arrested or charged with a crime not instigated by the Company and such arrest or charge negatively affects the business or reputation of the Company.  In addition, the Company may terminate the agreement, effective immediately, if Dr. Katzman knowingly makes any materially false or untrue statements or representations to the Company or in the performance of his obligations or engages in gross negligence, willful misconduct or fraud in the performance of the services.

Benefits and payments received pursuant to his Separation Agreement and Consulting Agreement are not reflected for Dr. Katzman in the “Summary Compensation Table” above.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth, for each named executive officer, information regarding unexercised warrants as of the end of our fiscal year ended December 31, 2008.  None of the named executive officers own stock that has not vested nor has any outstanding equity incentive plan awards.

Name	Number of Securities or Underlying Unexercised Options (#) Exercisable (1)	Number of Securities or Underlying Unexercised Options (#) unexercisable (2)	Option Exercise Price ($)	Option Expiration Date

Jay Shafer	1,000,000	-	0.30	3/26/2012
Chief Executive Officer	3,500,000	-	0.50	12/6/2012

Guy Norberg	1,000,000	-	0.30	3/26/2012
President	3,500,000	-	0.50	12/6/2012

Scott Smith	250,000	850,000	0.38	6/13/2013
Chief Operating Officer &
Interim Chief Financial Officer

Clark Marcus	1,000,000	-	0.16	5/27/2010
Former Chief Executive Officer

Giuseppe Crisafi	250,000	-	0.3	3/26/2012
Former Chief Financial Officer	4,965,000	-	0.5	12/6/2012

Jerry Katzman MD	-	-	-	-
Former Chief Medical Officer

(1) The securities listed in this column consist of unexercised warrants awarded to each named executive officer. Warrants presented herein are fully vested and immediately exercisable upon grant.

(2) The securities listed in this column consist of warrants awarded to each named executive officer that are not vested and exercisable.

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

Compensation of Directors

There was no compensation for Directors other than executives that are also Directors.  Their associated compensation including compensation for their directorship, is included in Summary Compensation table under “Item 11. Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 4, 2009 regarding the beneficial ownership of our common stock held by each of our named executive officers and directors, individually and as a group, and by each person who beneficially owns in excess of five percent of our common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days (such as warrants and stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.  The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

	Amount and Nature Of Beneficial Ownership (2)	Amount and Nature Of Beneficial Ownership (2)	Percentage of Common Stock Beneficially Owned (3)	Percentage of Common Stock Beneficially Owned (3)
Name (1)	Class A Common Stock	Class B Common Stock	As a % of All Class A	As a % of All Class B

Executive Officers and Directors:
Jay Shafer (4)	6,250,000	-	0.59%	0.00%
Guy Norberg (4)	6,250,000	-	0.59%	0.00%
Scott Smith (5)	280,000	-	0.03%	0.00%
Christopher D. Phillips (6) (7) (9)	-	-	0.00%	0.00%
Shad Stastney (6) (7) (9)	-	-	0.00%	0.00%
Clark Marcus	1,006,250	1,000,000	0.09%	3.24%
Giuseppe Crisafi (7)	5,715,000	4,965,000	0.54%	16.11%
Jerry Katzman, M.D. (7)	991,900	-	0.09%	0.00%
All officers and directors as a group (8 persons) (7)	20,493,150	5,965,000	1.91%	19.35%

Other Beneficial Owners:
Vicis Capital Master Fund (7) (8) (9)	1,144,547,950	-	87.20%

(1) Unless otherwise indicated, the address for each individual listed in this column is c/o The Amacore Group, Inc., Maitland Promenade One, 485 North Keller Road, Suite 450, Maitland, Florida 32751.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to beneficially own any shares that such person has the right to acquire within sixty (60) days after March 4, 2009.

(3) Calculated as a percentage of the total number of shares of Class A and Class B common stock issued and outstanding without respect to voting power. The total number of shares of Class A common stock outstanding for purposes of calculating percentage ownership of a person includes the number of shares of Class A common stock beneficially owned by such person. As of March 4, 2009, we had 1,028,764,296 and 200,000 shares of Class A and Class B common stock outstanding.

(4) Mr. Shafer's and Mr. Norberg's beneficial ownership includes 4,500,000 shares of Class A common stock underlying warrants which are presently exercisable.

(5) Mr. Smith's beneficial ownership includes 250,000 shares of Class A common stock underlying warrants which are presently exercisable.

(6) Mr. Phillips and Mr. Stastney are Directors of the Company and hold no benefical interest in the Company

(7) Based upon the Company's books and records and information obtained from documents filed with the SEC, to the best of the Company's knowledge, the ownership amounts reflect accurately the named officers' and beneficial owners' current holdings as of the date of this analysis.

(8) Vicis' beneficial ownership includes 253,525,000 shares of Class A common stock underlying warrants which are presently exercisable.

(9) Beneficial owner's address: 445 Park Avenue, New York, NY 10022

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than the transactions described below, none of the following parties has, since the beginning of the last fiscal year, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction with us that has or will materially affect us:

●	Any of our directors or executive officers;
●	Any person proposed as a nominee for election as a director;
●	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of any class of voting securities;
●	Any of our promoters;
●	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Pursuant to the acquisition agreement between the Company and JRM, the Company assumed approximately $287.0 thousand of liabilities of which approximately $160.0 thousand and $69.0 thousand represent personal credit card balances used for business purposes and business credit lines, respectively.  The Company will continue to pay the monthly required payments for eighteen (18) months and will continue to do so if the eighteen (18) month minimum sales target is met. The liabilities are personally guaranteed by both James Reed and James Mignogna (who are both Senior Vice Presidents of the JRM Division) and are recorded within the Company’s notes and loans payable category of the balance sheet.  As of December 31, 2008, the outstanding balance of said liabilities was approximately $202 thousand.

During the years ended December 31, 2008 and 2007, LifeGuard marketed a membership product which it licensed from DirectMed, a company 33% owned by an employee and former majority stockholder of LifeGuard. LifeGuard paid DirectMed a branding fee based on the number of memberships sold. For the years ended December 31, 2008 and 2007, the branding fee paid to DirectMed was approximately $492.3 thousand and approximately $60.4 thousand, respectively.  In addition, LifeGuard owes DirectMed approximately $524.3 and approximately $536 thousand at December 31, 2008 and 2007, respectively, for unpaid branding fees.

The Company and Jay Shafer (President at the time) entered into a promissory note in the amount of $500.0 thousand payable to Jay Shafer on August 15, 2008 evidencing a loan in that amount made by Mr. Shafer to the Company. The promissory note bears interest at 6% and is payable upon demand. On September 9, 2008, the Company paid the promissory note with accrued interest of approximately $2.1 thousand.

On September 25, 2008 and October 25, 2008, the Company and Jay Shafer (Chief Executive Officer at this time) entered into promissory notes in the amount of $500.0 thousand and $300.0 thousand payable to Jay Shafer evidencing loans made by Mr. Shafer to the Company in those amounts.  The promissory notes bear interest at 6% and are payable upon demand. As of December 31, 2008, the principal balance remains outstanding and the Company has recorded accrued interest expense of approximately $11.5 thousand.

On December 31, 2008, Vicis converted the accrued dividends and interest with respect to its Series D and E preferred stock holdings in the amount of $975.6 thousand into 89.1 million shares of Class A common stock

Director Independence

We are currently quoted on the OTCBB. The OTCBB does not require that a majority of the Board be independent.  Nonetheless, Messrs. Shafer and Norberg, as executive officers, cannot be independent under the NASDAQ Stock Market Rules definition of independence.  Furthermore, as the Board of Directors has not made a determination as to the independence of Mr. Shastney or Mr. Phillips or any former director of the Company, none of them should be considered independent at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services performed by our principal accountants, McGladrey & Pullen, LLP and Brimmer, Burek & Keelan LLP for the audit of our annual financial statements and review of financial statements included in our quarterly reports for our fiscal years ended December 31, 2008 and 2007, respectively, and fees billed for other services rendered by McGladrey & Pullen, LLP and Brimmer, Burek & Keelan LLP during such years.

	2008	2007
Audit fees	$687,453	$171,578
Audit related fees	97,360	-
Tax fees	15,000	-
Total	$799,813	$171,578

Pre-Approval Policy And Procedures

We may not engage our independent auditors to render any audit or non-audit service unless our Board approves the service in advance.

Item 15. Exhibits

Exhibit Number		Description	Document Location
2.1		Stock Purchase Agreement by and among the Registrant, JRM and the owners of the equity interests in JRM.	Exhibit 2.1 to the Current Report on Form 8-K filed on September 12, 2007
2.2	(a)	Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 5, 2007	Exhibit 2.1 to the Current Report on Form 8-K filed on October 15, 2007
	(b)	Addendum to Agreement and Plan of Merger between the Company, LifeGuard Benefit Services, Inc. and LBS Acquisition Corp., dated October 9, 2007	Exhibit 2.2 to the Current Report on Form 8-K filed on October 15, 2007
2.3	(a)	Stock Purchase Agreement between the Company, US Health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated March 31, 2008	Exhibit 2.1 to the Current Report on Form 8-K filed on April 4, 2008
	(b)	Addendum to Stock Purchase Agreement between the Company, US Health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated April 3, 2008	Exhibit 2.2 to the Current Report on Form 8-K filed on April 4, 2008
3.1	(a)	Certificate of Incorporation, as amended	Exhibit 3.1 to the Current Report on Form 8-K filed on January 18, 2008
	(b)	Certificate of Designation of Series A Convertible Preferred Stock	Exhibit 3.3 to Form 10SB12G/A filed on September 18, 2000
	(c)	Certificate of Designation of Series H Convertible Preferred Stock	Exhibit 3.1 to Current Report on Form 8-K filed on June 6, 2008.
	(d)	Certificate of Designation of Series I Convertible Preferred Stock	Exhibit 3.1 to Current Report on Form 8-K filed on October 6, 2008.
3.2		Bylaws	Exhibit 3.2 to Form 10SB12G filed on November 1, 1999
10.1		1997 Stock Option Plan	Exhibit 10.1 to Form 10SB12G filed on November 1, 1999
10.2		Employment Agreement with Clark A. Marcus	Exhibit 10.2 to the Annual Report on Form 10KSB filed on April 15, 2008.
10.3		Employment Agreement with Giuseppe Crisafi	Exhibit 10.3 to the Annual Report on Form 10KSB filed on April 15, 2008
10.4		Employment Agreement with Jay Shafer	Exhibit 10.4 to the Annual Report on Form 10KSB filed on April 15, 2008.
10.5		Employment Agreement of Guy Norberg	Filed herewith
10.6		Employment Agreement of G.Scott Smith	Filed herewith
10.7		Employment of Jerry Katzman MD	Filed herewith
10.8		Separation Agreement with Clark A. Marcus	Exhibit 10.1 to Current Report on Form 8-K filed on September 2, 2008.
10.9		Consulting Agreement with Clark A. Marcus	Exhibit 10.2 to Current Report on Form 8-K filed on September 2, 2008.
10.10		Separation Agreement with Giuseppe Crisafi	Exhibit 10.3 to Current Report on Form 8-K filed on September 2, 2008.
10.11		Separation Agreement with Jerry Katzman, M.D.	Exhibit 10.4 to Current Report on Form 8-K filed on September 2, 2008.
10.12		Employment Agreement of Jerry Katzman, M.D.	Filed herewith
10.13		Consulting Agreement with Giuseppe Crisafi	Filed herewith
10.14		Consulting Agreement with Jerry Katzman, M.D.	Filed herewith

14.1		Code of Business Conduct And Ethics	Exhibit 14.1 to the Annual Report on Form 10-KSB filed on April 28, 2005
21.1		Subsidiaries of the Company	Filed herewith
31.1		Certification of Jay Shafer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2		Certification of G. Scott Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1		Certifications of Jay Shafer and G. Scott Smith pursuant to Section 906 Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2009	/s/ Jay Shafer
Jay Shafer
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 30th day of March, 2009 in the capacities indicated.

/s/ Jay Shafer
Jay Shafer
Chief Executive Officer and
Director

/s/ Guy Norberg
Guy Norberg
President and Director

/s/  Scott Smith
Scott Smith
Chief Operating Officer,
Interim Chief Financial Officer

/s/  Jason Post
Jason Post
Principal Accounting Officer

/s/  Christopher D. Phillips
Christopher D. Phillips
Director

Exhibit Index

Exhibit Number	Description

10.5	Employment Agreement of Guy Norberg
10.6	Employment Agreement of G. Scott Smith
10.12	Employment Agreement of Jerry Katzman, M.D.
10.13	Consulting Agreement with Giuseppe Crisafi
10.14	Consulting Agreement with Jerry Katzman, M.D
21.1	Subsidiaries of the Company
31.1	Certification of Jay Shafer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Scott Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Jay Shafer and G. Scott Smith pursuant to Section 906 Sarbanes-Oxley Act of 2002.

 REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Audit Committee
The Amacore Group, Inc.
Tampa, Florida

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, the accompanying consolidated balance sheet of The Amacore Group, Inc. as of December 31, 2007 and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of The Amacore Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, present fairly, in all material respects, the financial position of The Amacore Group, Inc. as of December 31, 2007 and the results of operations, changes in shareholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Brimmer, Burek & Keelan LLP
Brimmer, Burek & Keelan LLP
Certified Public Accountants
Tampa, Florida
April 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Amacore Group, Inc.

We have audited the accompanying consolidated balance sheet of The Amacore Group, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Amacore Group, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2007 consolidated financial statements to retrospectively apply the change in accounting for convertible securities with beneficial conversion features, as described in Note 3.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2007 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 consolidated financial statements taken as a whole.

We were not engaged to examine management’s assessment of the effectiveness of The Amacore Group’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP
Ft. Lauderdale, Florida
March 30, 2009

THE AMACORE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets
Cash	$238,437	$2,161,042
Restricted cash	-	316,935
Accounts receivable	612,945	470,049
Non-trade receivables - related party	26,699	64,385
Inventory	23,891	37,814
Deferred expenses	2,816,952	1,023,798
Deposits and advances	287,130	61,236
Total current assets	4,006,054	4,135,259

Property, plant and equipment (net of accumulated depreciation of $447,709 and $132,387
for 2008 and 2007, respectively)	863,537	418,356

Other assets
Deferred customer acquisition costs	407,297	-
Goodwill and other intangible assets	9,744,891	14,725,250
Deposits and other assets	2,172,321	-
Total other assets	12,324,509	14,725,250
Total assets	$17,194,100	$19,278,865

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$3,064,721	$2,639,200
Accounts payable and deferred compensation - related party	607,587	408,850
Loans and notes payable	1,059,373	1,414,530
Notes payable to related parties	833,092	-
Accrued expenses and other liabilities	2,429,315	5,738,553
Deferred revenue	2,752,365	1,409,984
Deferred acquisition payments	472,670	-
Total current liabilities	11,219,123	11,611,117

Long-term liabilities
Capital lease obligation	52,900	-
Deferred acquisition payments	648,399	-
Deferred compensation - related party	315,364	193,494
Accrued dividends	879,575	479,896
Fair value of warrants	13,315,364	-
Total long-term liabilities	15,211,602	673,390
Total liabilities	26,430,725	12,284,507

Stockholders' (Deficit) Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series D mandatory convertible preferred stock; 694.6 shares authorized;
0 and 694.6 shares issued and outstanding for 2008 and 2007, respectively.	-	-
Series E mandatory convertible preferred stock; 139 shares authorized;
0 and 139 issued and outstanding for 2008 and 2007, respectively.	-	-
Series G mandatory convertible preferred stock; 1200 shares authorized;
1,200 and 300 shares issued and outstanding for 2008 and 2007, respectively.	1	-
Series H mandatory convertible preferred stock; 400 shares authorized;
400 and 0 shares issued and outstanding for 2008 and 2007, respectively.	-	-
Series I mandatory convertible preferred stock; 10,000 shares authorized;
850 and 0 shares issued and outstanding for 2008 and 2007, respectively.	-	-
Series A mandatory convertible preferred stock; 1,500 shares authorized;
155 shares issued and outstanding for 2008 and 2007, respectively.	-	-
Common Stock A, $.001 par value, 1,360,000,000 shares authorized; 1,008,806,919
and 110,149,156 shares issued and outstanding for 2008 and 2007, respectively.	1,008,807	110,149
Common Stock B, $.001 par value, 120,000,000 shares authorized; 200,000
and 27,563,802 shares issued and outstanding for 2008 and 2007, respectively.	200	27,563
Additional paid-in capital	109,295,378	84,414,311
Accumulated deficit	(119,541,011)	(77,557,665)
Total stockholders' (deficit) equity	(9,236,625)	6,994,358

Total liabilities and stockholders' (deficit) equity	$17,194,100	$19,278,865

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007
REVENUES
Membership fees	$26,641,534	$4,188,084
Commissions	1,289,384	108,787
Marketing fees and materials	1,530,904	23,991
Total revenues	29,461,822	4,320,862

COST OF SALES
Sales commissions	15,698,881	2,086,180
Benefit and service cost	5,107,365	139,767
Total cost of sales	20,806,246	2,225,947

GROSS PROFIT	8,655,576	2,094,915

OPERATING EXPENSES
Depreciation	335,346	47,607
Amortization	3,057,904	41,164
Office related expenses	2,198,772	517,559
Professional fees	5,052,320	7,171,391
Payroll and employee benefits	8,771,271	13,717,641
Travel	1,324,059	527,179
Selling and marketing	10,462,421	1,255,518
Impairment loss on goodwill and other intangible assets	15,308,944	-
Total operating expenses	46,511,037	23,278,059

Loss from operations before other income and expense	(37,855,461)	(21,183,144)

OTHER INCOME (EXPENSE)
Interest income	23,963	102,652
Interest expense	(746,046)	(154,200)
Loss on conversion of note payable	(242,652)	-
Gain on change in fair value of warrants (net)	4,025,694	-
Gain on extinguishment of liabilities	862,395	-
Other	3,746	4,506
Total other income (expense)	3,927,100	(47,042)

Net loss before income taxes	(33,928,361)	(21,230,186)

Income taxes	-	-

Net loss	(33,928,361)	(21,230,186)
Preferred stock dividends and accretion	(8,054,985)	(1,046,134)

Net loss available to common stockholders	$(41,983,346)	$(22,276,320)

Basic and diluted loss per share	$(0.28)	$(0.19)

Basic and diluted weighted average number of common shares outstanding	149,676,100	119,654,979

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Year Ended December 31, 2008

	Preferred Stock								Common		Paid-In	Retained
	Series A	Series D	Series E	Series G	Series H	Series I	Series J	Series K	Class A	Class B	Capital	Deficit	Total
December 31, 2007	$0.16	$0.69	$0.14	$0.30	$-	$-	$-	$-	$110,149	$27,563	$84,414,311	$(77,557,665)	$6,994,358

Purchase price adjustment											2,010,643		2,010,643

Reclassification of
noncompensatory warrants											(626,638)		(626,638)

Private placement stock issuances				0.90	0.40	0.85			150		5,290,349		5,290,501

Conversion of notes payable
into common stock									5,673		642,507		648,180

Conversion of accrued dividends
into preferred stock							0.08	0.02			975,584		975,584

Conversion into preferred stock		(0.69)	(0.14)				0.69	0.14					-

Conversion of preferred stock
into class A common stock							(0.77)	(0.16)	853,248		(853,247)		-

Exercise of warrants									2,702		169,318		172,020

Issuance of stock for
acquisitions									1,800		8,998,200		9,000,000

Stock and warrants issued for
services									7,722		2,056,285		2,064,007

Conversion of common stock
B for common stock A									27,363	(27,363)			-

Equity issuance costs											(510,000)		(510,000)

Net loss available to common stockholders												(41,983,346)	(41,983,346)

Preferred stock accretion											6,728,066		6,728,066
December 31, 2008	$0.16	$-	$-	$1.20	$0.40	$0.85	$-	$-	$1,008,807	$200	$109,295,378	$(119,541,011)	$(9,236,625)

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Year Ended December 31, 2007

	Preferred Stock								Common		Paid-In	Retained
	Series A	Series D	Series E	Series G	Series H	Series I	Series J	Series K	Class A	Class B	Capital	Deficit	Total
December 31, 2006	$0.16	$0.14	$0.08	$0.30	$-	$-	$-	$-	$91,303	$3,303	$51,349,687	$(55,281,345)	$(3,837,052)

Sale of preferred stock		0.22									5,250,000		5,250,000

Conversion of notes payable and
accounts payable into stock		0.33	0.06						7,595		4,088,275		4,095,870

Common stock
cancelled									(1,000)				(1,000)

Exercise of warrants									1,806	4,200	48,272		54,278

Issuance of stock for
acquisitions									2,670		10,515,544		10,518,214

Stock and warrants issued for
services									5,335	22,500	13,084,515		13,112,350

Conversion of common
B for Common A									2,440	(2,440)			-

Equity issuance costs											(552,000)		(552,000)

Net loss available to common stockholders												(22,276,320)	(22,276,320)

Preferred stock accretion											630,018		630,018
December 31, 2007	$0.16	$0.69	$0.14	$0.30	$-	$-	$-	$-	$110,149	$27,563	$84,414,311	$(77,557,665)	$6,994,358

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net loss	$(33,928,361)	$(21,230,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	3,057,904	41,164
Amortization of discount on notes payable	504,419	-
Depreciation	335,346	47,607
Gain on change in fair value of warrants	(18,775,694)	-
Loss on the issuance of warrants	14,750,000	-
Gain on extinguishment of liabilities	(862,395)	-
Loss on impairment of goodwill and other intangible assets	15,308,944	-
Loss on conversion of note payable	242,652	-
Share-based payments to employees and consultants	2,064,007	13,112,350
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(22,292)	72,090
Decrease (increase) in non-trade receivables - related party	37,686	(346,515)
Decrease (increase) in inventory and prepaid expenses	13,923	(394,600)
Increase in deferred expenses	(1,793,154)	-
Increase in deposits and advances	(225,894)	(27,500)
Increase in deferred customer acquisition costs	(407,297)	-
Increase in deposits and other assets	(1,838,091)	-
(Decrease) increase in accounts payable and accrued expenses	(2,095,619)	3,383,086
Decrease in deferred compensation	121,870	(368,410)
Increase in deferred revenue	1,342,381	168,592

Net cash used in operating activities	(22,169,665)	(5,542,322)

Cash flows from investing activities:
Acquisition payment	(1,215,568)	(25,000)
Purchase of property and equipment	(368,869)	(152,253)
Purchase of certificate of deposit	(184,230)	-
Decrease (increase) in restricted cash	316,935	(316,934)
Net cash used in investing activities	(1,451,732)	(494,187)

Cash flows from financing activities:
Deferred acquisition payments	(268,182)	-
Equity issuance costs	(510,000)	(552,000)
Funds obtained through acquisitions	-	305,775
Net proceeds from credit card borrowing	66,892	-
Payments made on notes payable	(576,938)	(330,319)
Payments on and redemption of convertible notes	(575,000)	-
Proceeds from exercise of common stock warrants	172,020	54,278
Proceeds from private placement equity issuance	500	-
Proceeds from notes payable	1,889,500	3,334,771
Proceeds from sale of preferred stock and warrants	21,500,000	5,250,000
Net cash provided by financing activities	21,698,792	8,062,505

(Decrease) increase in cash	$(1,922,605)	$2,025,996

Beginning cash	2,161,042	135,046

Ending cash	$238,437	$2,161,042

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$43,521	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF OPERATIONS

The Company is primarily a provider and marketer of healthcare-related products, including healthcare benefits, dental and vision networks, and administrative services such as billing, fulfillment, patient advocacy, claims administration and servicing. The Company primarily markets healthcare-related membership programs such as limited and major medical programs, supplemental medical and discount dental programs sold to individuals and families.  The Company distributes these products and services through various distribution methods such as its agent network, direct response marketing companies, DRTV (Direct Response TV), inbound call centers, in-house sales representatives, network marketing and affinity marketing partners.  The Company’s secondary line of business is to place membership programs through these same marketing channels.  These membership programs utilize the same back office and systems creating marketing efficiencies to provide low cost ancillary products such as pet insurance, home warranty, involuntary unemployment insurance, and accident insurance.

Management’s Assessment of Liquidity

At December 31, 2008, the Company had negative working capital of approximately $7.2 million and an accumulated deficit of approximately $119.5 million.  For the year ended December 31, 2008, the Company had a net loss of approximately $33.9 million. During 2008, the Company raised from its majority stockholder $21.5 million of equity funding.

The Company believes that cash resources, together with increasing revenue and assuming the continued support of its majority stockholder, will be sufficient to sustain current planned operations for the next 12 months. The Company raised $8 million from its majority stockholder in two tranches completed in January 2009 and March 2009.  Although management believes that the Company’s current cash position and anticipated revenue in 2009 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  As these products often include elements sold through contracts with third-party providers, the Company considers each contractual arrangement in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). The Company’s current contracts meet the requirements of EITF 99-19 for reporting revenue on a gross basis. The Company records a reduction in revenue for estimated refunds, chargebacks from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances. In January 2008, the Company entered into an arrangement with a third party to expand distribution of the Company’s products. The terms of this arrangement led to a significant increase in refunds and chargebacks. Refunds and chargebacks totaled approximately $8.1 million and $830.6 thousand for the years ended December 31, 2008 and 2007, respectively.  An estimate for refunds and chargebacks of approximately $390.5 thousand and approximately $19.4 thousand at December 31, 2008 and 2007, respectively, is included in accrued expenses and other liabilities in the accompanying balance sheets.

Commissions

The Company is paid a commission for its sales of third-party products. Commissions are recognized as products are sold and services performed and the Company has accomplished all activities necessary to complete the earnings process.

Marketing Fees and Materials

The Company markets certain of its products through a multi-level sales organization whereby independent distributors establish their own network of associates. The independent distributors pay the Company a fee to become marketing representatives on behalf of the Company. In exchange, the representatives receive access, on an annual basis, to various marketing and promotional materials and tools as well as access to customized management reports; accordingly revenue from marketing fees is recognized over an annual period.  The Company also earns ancillary revenue from the sale of marketing materials recognized when marketing materials are provided to the representatives.

Concentration of Credit Risk

For the year ended December 31, 2008, revenues generated by LifeGuard Benefit Services, Inc. (Lifeguard) represent approximately 83% of total consolidated revenue.  Lifeguard’s products are dependent upon strategic relationships with insurance companies; accordingly, a change in these strategic relationships, contractual or otherwise, could negatively impact the Company’s business.

For the year ended December 31, 2008, one third-party-telemarketing-company that sells certain LifeGuard products represents approximately 51% of LifeGuard’s revenue and approximately 43% of consolidated revenue.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates requiring a high degree of  management’s subjective judgment include the allowance of a sales refunds and chargebacks, capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, the expected volatility of common stock, and the fair value of common stock and warrants issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments.  Due to the uncertainty inherent in such estimates, actual results may differ from those estimates.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At December 31, 2008 and 2007, no allowance was recorded.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: computer hardware, 3 years; furniture and fixtures, 7 years; equipment and machinery, 5 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset.  When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the results of operations.

Deferred Customer Acquisition Costs

Customer acquisition costs relate to contractual arrangements with certain marketing companies primarily for the sale of Lifeguard products. Payments are made as leads are provided and are amortized to cost of goods sold over a term relevant to the expected life of the membership.  The majority of these costs are amortized on an accelerated basis over a period less than twelve months, in proportion to recognition of the related revenue.  At December 31, 2008 and December 31, 2007, unamortized customer acquisition costs of approximately $1.6 million and $0, respectively, are included in deferred expenses and approximately $407 thousand and $0, respectively, are included in deferred customer acquisition costs in the accompanying balance sheets.  Amounts paid for leads that do not result in a sale are expensed immediately as a selling and marketing expense.

In January 2008, the Company entered into an arrangement with a third party to expand distribution of the Company’s products resulting in an increase in customer acquisition costs for the years ended December 31, 2008 and 2007.  Customer acquisition costs of approximately $4.9 million and $0 for the years ended December 31, 2008 and 2007, respectively, are included in selling and marketing in the accompanying statements of operations.

Goodwill and Acquired Intangible Assets

Management assesses goodwill related to reporting units for impairment annually as of October 1 or more frequently if an event occurs or circumstances indicate that the asset might be impaired and determines if a reduction of the carrying amount of goodwill is required.  An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit (see Note 9).

For purposes of testing goodwill impairment, each of our reportable segments is a reporting unit. We review each reporting unit  for possible goodwill impairment by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated market values exceed the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation applying the guidance of Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit.  The carrying value of goodwill for the reporting unit is written down to this implied value.

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

Advertising Costs

 Advertising costs are charged to expense as incurred. For the years ended December 31, 2008 and 2007, advertising costs were approximately $70.4 thousand and $43 thousand, respectively.

 Stock-Based Compensation

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123R Share Based Payment (SFAS 123R).  SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.  The Company uses the Black-Scholes Option Pricing Model in computing fair value of warrant instrument issuances and uses closing market price for Common A and Common B stock issuances.

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

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt or equity instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense using the effective interest rate method.  The resulting discount to the redemption value of convertible preferred securities is accreted through periodic charges to dividends over the term of the instrument using the effective interest rate method.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Option Pricing Model.

Other convertible instruments that are not derivative financial instruments are accounted for pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF 00-27) by recording the intrinsic value of the embedded conversion feature as a discount from the initial value of the instrument and accreted back to face value over the term of the instrument using the effective interest rate method.

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).  Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided against deferred tax assets based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

On January 1, 2007, we adopted the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarified the accounting for uncertainty in an enterprise's financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires us to evaluate our open tax positions that exist on the date of initial adoption in each jurisdiction.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of operations.

Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157 Fair Value Measurements (SFAS 157), except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until the year beginning Janary 1, 2009.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition.  However, in certain cases, the transaction price may not represent fair value. Prior to SFAS 157, the fair value of a liability was often based on a settlement price concept, which assumed the liability was extinguished.  Under SFAS 157, fair value is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.  Accordingly, fair value is no longer determined based solely upon the perspective of the reporting entity.  When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach.  SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs.  SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.  SFAS 157 establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  SFAS 157 defines the input levels as follows:

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

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128) which requires the disclosure of basic and diluted earnings per common share for all periods presented.  Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.  Weighted average shares outstanding include both Class A and Class B Common stock.  There is no difference between the dividend rights and earnings allocation of Class A and Class B Common stock.

Reclassifications

Certain amounts within the operating expense category of the statement operations for the prior year have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company believes that SFAS 160 will not have a material impact, if any, on its financial statements.

Also in December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations, a replacement of SFAS No. 141, Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and liabilities assumed, measures the goodwill acquired or gain from a bargain purchase, and determines what information to disclose. The Company cannot determine what impact the adoption of this requirement, which became effective January 1, 2009, will have on its consolidated financial statements with respect to future acquisitions.

In February 2008, the Financial Accounting Standards Board issued Financial Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  FSP 157-2 is effective for the Company beginning January 1, 2009.  The Company is evaluating the impact of the pronouncement in its financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

NOTE 3 – ACCOUNTING CHANGES AND ERROR CORRECTIONS

As discussed in Note 13, the Company recorded beneficial conversion features in connection with certain of its Preferred Stock issuances.  The Company originally accounted for the beneficial conversion features in accordance with EITF Issue No. 00-27 and EITF Issue No. 98-5. The resulting discounts had been accreted as a dividend to the preferred stockholders from the date of issuance to the preferred stock’s mandatory conversion date, using the effective interest rate method.

In June 2008, the Emerging Issues Task Force issued EITF Issue No. 08-04 Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 08-4) which requires beneficial conversion options be amortized from the date of issuance to the earliest conversion date.

The Company adopted EITF 08-04 as of December 31, 2008.  Transition guidance prescribed by EITF 08-04 requires conforming changes be presented retrospectively with the cumulative-effect of the change being reported in retained earnings in the balance sheet as of the beginning of the year as well as be disclosed as a change in accounting principle in compliance with disclosure requirements of Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections (SFAS 154).

As a result of the adoption of EITF 08-04, the Company recorded a retrospective adjustment of approximately $458 thousand, of which approximately $3 thousand is reflected in beginning 2007 accumulated deficit.  This adjustment had the effect of increasing the Company’s beginning accumulated deficit and additional paid-in capital as reported in the accompanying balance sheet and the preferred stock dividend accretion and net loss available to common stockholders as reported in the accompanying statement of operations.  This adjustment did not change prior year’s basic or diluted loss per share as originally reported.

The following tables present the effects of the accounting principle change on interim-period results:

	Three Months Ended
	March 31, 2008			June 30, 2008
	Reported	Effects of Accounting Change	After Adoption	Reported	Effects of Accounting Change	After Adoption

Net loss	$(13,350,855)		$(13,350,855)	$(5,322,596)		$(5,322,596)
Preferred stock dividends and accretion	(275,106)	(449,587)	(724,693)	(388,969)	(827,047)	(1,216,016)

Net loss available to common stockholders	$(13,625,961)		$(14,075,548)	$(5,711,565)		$(6,538,612)

Basic and diluted loss per share	$(0.10)		$(0.10)	$(0.04)		$(0.04)

Basic and diluted weighted average number of common shares outstanding	140,981,596			147,549,553

	Three Months Ended
	September 30, 2008			December 31, 2008
	Reported	Effects of Accounting Change	After Adoption	Prior to Adoption	Effects of Accounting Change	After Adoption

Net loss	$(11,175,656)		$(11,175,656)	$(4,079,254)		$(4,079,254)
Preferred stock dividends and accretion	(489,524)	(847,779)	(1,337,303)	(7,359,643)	2,582,670	(4,776,973)

Net loss available to common stockholders	$(11,665,180)		$(12,512,959)	$(11,438,897)		$(8,856,227)

Basic and diluted loss per share	$(0.08)		$(0.08)	$(0.07)		$(0.06)

Basic and diluted weighted average number of common shares outstanding	149,297,612			159,534,761

The following table presents the effects of the accounting  principle change for the annual periods ended December 31, 2008 and 2007.

	For the Year Ended
	December 31, 2008			December 31, 2007
	Prior to Adoption	Effects of Accounting Change	After Adoption	Reported	Effects of Accounting Change	After Adoption

Net loss	$(33,928,361)		$(33,928,361)	$(21,230,186)		$(21,230,186)
Preferred stock dividends and accretion	(8,513,242)	458,257	(8,054,985)	(590,781)	455,353	(1,046,134)

Net loss available to common stockholders	$(42,441,603)		$(41,983,346)	(21,820,967)		(22,276,320)

Basic and diluted loss per share	$(0.28)		$(0.28)	$(0.18)		$(0.19)

Basic and diluted weighted average number of common shares outstanding	149,676,100			119,654,979

NOTE 4 – ACQUISITIONS

U.S. Health Benefits Group

Effective April 1, 2008, the Company acquired 100% of the outstanding common stock of U.S. Health Benefits Group (USHBG), a call center-based marketing company that was a key agent for the Company’s LifeGuard products.  The consideration for the acquisition was a combination of cash and stock.  The agreed value of the acquisition was $14.3 million and was payable as follows:

●	Cash at closing was approximately $1.2 million, net of cash acquired
●	1.8 million unregistered shares of Class A common stock with a deemed value of $5.00 per share ($9.0 million equivalent)
●	Deferred cash payments of approximately $1.6 million payable in equal installments quarterly over a three-year period
●
Contingent consideration of approximately $2.6 million, consisting of $850 thousand based on performance targets in each of the next three years.  This amount may be increased if USHBG exceeds its performance targets.

The purchase agreement provides for a share adjustment, if necessary, 18 months from the acquisition’s effective date.  Within the immediately preceding 30-day period prior to the 18-month anniversary of closing (the “Share Adjustment Date”) if the Company’s common stock has an average trading price below $5.00 per share, but not less than $1.50 per share (subject to certain adjustments), additional shares of the Company’s common stock will be issued such that the aggregate number of shares issued under the terms of the merger agreement have a value equal to the agreed-upon value of $9.0 million.  In the event the Company’s common stock has an average trading price for the said period of $5.00 or more, no adjustment shall be made to the amount of common stock previously issued and the previous stock issuance shall be deemed final and not subject to further adjustment.  However, in the event the average common stock price is below $1.50 for the said adjustment period, the Company has the right to effectively unwind the merger and transfer 100% of USHBG’s acquired stock to the former USHBG stockholders.  In addition, in such event the Company has the right to receive from USHBG stockholders 80% of the Company’s common stock issued as consideration. At December 31, 2008, the Company’s common stock had a trading price of $0.12 per share.  If the Company’s common stock is trading at this price at the Share Adjustment Date, the Company will be required to either issue 73.2 million shares or unwind the transaction.

The USHBG purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition of April 1, 2008.  The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill.

 The following table summarizes the estimated fair values of net assets acquired:

Tangible assets:
Cash and cash equivalents	$59,432
Accounts receivable	120,603
Property, plant and equipment	271,453
Total tangible assets	451,488

Liabilities:
Accounts payable	67,005
Accrued expenses	97,245
Loans and notes payable	83,036
Total liabilities	247,286
Net tangible assets acquired	204,202
Identifiable intangible assets	6,019,000
Goodwill	5,402,243
Total net assets acquired	$11,625,445

The difference between the agreed value of the acquisition of $14.3 million and the total net assets acquired of approximately $11.6 million is a result of discounting the deferred cash payments as well as excluding contingent consideration as required by Statement of Financial Accounting Standard No. 141, Business Combinations.  The earn-out provision of the acquisition agreement is based on future earnings of USHBG and, thus, represents contingent consideration.  Once the contingency period expires and the earn-out is determinable, this additional acquisition consideration, if any, will be recorded as additional purchase price and, consequently, will increase the goodwill associated with this acquisition.  As disclosed in Note 9, an impairment charge was recorded during the year ended December 31, 2008 associated with the goodwill and intangible assets acquired in respect to the USHBG acquisition.

The identified intangible assets include the USHBG trade name, computer software, and customer relationships.  The Company engaged a third-party valuation specialist to assist in estimating the fair value of the acquired intangible assets.

JRM Benefits Consultants, LLC

On September 1, 2007, the Company completed the acquisition of JRM Benefits Consultants, LLC (JRM) through a stock-for-stock merger.  The acquisition allows the Company to market its products through JRM’s outbound telemarketing call center with additional agent distribution channels available to it.

In consideration for the shares of JRM common stock, the Company issued 200 thousand unregistered shares of its Class A common stock with a deemed value of $5.00 per share for all outstanding shares of JRM and assumed approximately $300 thousand of liabilities.  The agreed-upon acquisition consideration was $1.0 million. The merger agreement provides for a share adjustment, if necessary, 18 months from the acquisition’s effective date.  Within the immediate preceding 30 day period prior to the share adjustment date, if the Company’s common stock has an average trading price below $5.00 per share, but not less than $2.00 per share, additional shares of the Company’s common stock will be issued such that the aggregate number of shares issued under the terms of the merger agreement has a value equal to the agreed-upon value of $1.0 million.  In the event the Company’s common stock has an average trading price of $5.00 or in excess of $5.00 for the applicable period, no adjustment shall be made to the amount of common stock previously issued and the previous stock issuance shall be deemed final and not subject to further adjustment.  However, in the event the average common stock price is below $2.00 for the applicable adjustment period, the Company has the option to terminate this transaction in which event the Company shall return 100% of the equity received from the prior JRM equity holders in the same proportion as held immediately prior to the acquisition. In the event of termination, the Company has the right to receive from the prior JRM equity holders 80% of the Company’s common stock issued as consideration for the purchase price.  At December 31, 2008, the Company’s common stock had a trading price of $0.12 per share.  If the Company’s common stock is trading at this price at the Share Adjustment Date, the Company has the option to unwind the transaction.

The accounting for the below-market guarantee in the above transaction was in accordance with EITF Issue No. 97-15, Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination. The Company recorded approximately $180 thousand as the value of the maximum amount of shares that potentially may be issued as it is lower than the targeted value of $1.0 million.  Total recorded acquisition cost was approximately $490 thousand, which consists of $180 thousand share consideration and $290 thousand of liabilities assumed and $20 thousand of bank overdraft.  As a result of this acquisition, the Company recorded approximately $490 thousand of goodwill.

Lifeguard Benefit Services, Inc.

On October 9, 2007, the Company completed the acquisition of LifeGuard Benefit Services, Inc. (LifeGuard) through a stock-for-stock merger between LifeGuard and the Company’s wholly owned subsidiary, LBS Acquisition Corp.

In consideration for the merger, the Company issued approximately 2.5 million unregistered shares of Class A common stock with a deemed value of $5.00 per share ($12.3 million) for each share of outstanding LifeGuard common stock as well as assumed certain liabilities in the amount of approximately $5.6 million, for an aggregate purchase price of $18.0 million.  The merger agreement provides for a share adjustment, if necessary, 18 months from the acquisition’s effective date.  Within the immediate preceding 30 day period prior to the share adjustment date, if the Company’s common stock has an average trading price below $5.00 per share but not less than $1.50 per share, additional shares of the Company’s common stock will be issued such that the aggregate number of shares issued under the terms of the merger agreement has a value equal to the agreed-upon value of approximately $12.3 million.  In the event the Company’s common stock has an average trading price for the applicable period of $5.00 or more, no adjustment shall be made to the amount of common stock previously issued and the previous stock issuance shall be deemed final and not subject to further adjustment.  However, in the event the average common stock price is below $1.50 for the applicable adjustment period, the Company has the right to effectively unwind the merger and transfer 100% of the acquired LifeGuard’s stock back to the previous LifeGuard stockholders in the same proportion as held immediately prior to the merger.  In addition, the Company has the right to receive from LifeGuard stockholders 80% of the Company’s common stock issued as merger consideration.  At December 31, 2008, the Company’s common stock had a trading price of $0.12 per share.  If the Company’s common stock is trading at this price at the Share Adjustment Date, the Company will be required to either issue 100.4 million shares or unwind the transaction.

The Company has completed the identification and valuation analysis of the intangible assets acquired in respect to the LifeGuard and JRM acquisitions.  Prior to the completion of the Company’s valuation analysis these intangible assets were identified as unallocated assets in the consolidated balance sheet.  Based upon the finalized allocation, the Company has adjusted amortization expense.

The following table summarizes the estimated fair values of net assets acquired in respect to the LifeGuard and JRM acquisitions:

	LifeGuard	JRM
	As of	As of
	October 9, 2007	September 1, 2007
Tangible assets:
Cash	$305,776	$-
Accounts receivable	409,598	-
Inventory	37,814	-
Other assets	663,045	-
Property, plant and equipment	421,806	-
Total tangible assets	1,838,039	-

Liabilities:
Accounts payable	1,639,839	-
Accounts payable - related party	873,073	-
Accrued expenses	1,712,986	-
Loans and notes payable	271,343	232,733
Deferred revenue	1,147,486	54,411
Total liabilities	5,644,727	287,144
Net tangible assets acquired	(3,806,688)	(287,144)
Identifiable intangible assets	11,863,000	169,900
Goodwill	4,281,662	322,244
Total net assets acquired	$12,337,974	$205,000

Unaudited pro forma results of operations for the years ended December 31, 2008 and 2007 presented as though USHBG, JRM and LifeGuard had been acquired at January 1, 2007 follows.  The unaudited pro forma results of operations does not purport to represent what the Company’s actual results of operations would have been had we acquired USHBG, JRM and LifeGuard on January 1, 2007 and should not serve as a forecast of the Company’s operating results for any future periods.  The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time.  The unaudited pro forma results of operations is presented as follows:

	For the Year Ended December 31, 2008
	As Reported	JRM (1)	LG (1)	USHBG (2)	Elimination (3)	Total

Total revenues	29,461,822	-	-	1,289,014	(963,920)	29,786,916
Net loss	(41,983,346)	-	-	38,108	-	(41,945,238)

Basic and diluted loss per share	(0.28)					(0.28)

	For the Year Ended December 31, 2007
	As Reported	JRM (4)	LifeGuard (5)	USHBG (6)	Elimination (3)	Total

Total revenues	4,320,862	201,494	5,003,973	5,480,882	(3,207,555)	11,799,656
Net loss	(22,276,320)	88,715	(788,241)	293,705	-	(22,682,141)

Basic and diluted loss per share	(0.19)					(0.18)

Footnotes:
(1) No proforma results are included since the acquisition occurred in 2007. All of the results of operations are included in the As Reported column.

(2) Represents the results of operations from January 1, 2008 to the date of acquisition, April 1, 2008. The remainder of the year is included in the As Reported column.

(3) Represents the intercompany revenue and expense between USHBG and LifeGuard that would be eliminated upon consolidation.

(4) Represents the results of operations from January 1, 2007 to the date of acquisition, September 1, 2007. The remainder of the year is included in the As Reported column.

(5) Represents the results of operations from January 1, 2007 to the date of acquisition, October 9, 2007. The remainder of the year is included in the As Reported column.

(6) Represents the results of operations for the entire year ended December 31, 2007. USHBG was not acquired until April 1, 2008.

NOTE 5 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the years ended December 31, 2008 and December 31, 2007.

	2008	2007

Beneficial conversion feature accretion	$6,728,066	$174,666

Common stock issued as acquisition consideration	9,000,000	10,518,213

Conversion of common B stock to common A stock	27,363	-

Conversion value of accrued dividends and accrued interest on
accrued dividends into preferred stock	975,584	-

Conversion value of notes payable and interest to common stock	648,180	174,463

Conversion value of notes payable and interest to preferred stock	-	3,916,000

Conversion value of preferred stock into common stock	853,248	-

Liability issued as acquisition consideration	1,484,535	-

Payment of accounts payable with common stock	-	14,552

Preferred stock dividends	1,326,919	416,115

Property and equipment acquired under capital lease obligations	243,837	-

Reclassification of noncompensatory warrants from equity to liability	626,638	-

NOTE 6 - DEFERRED EXPENSES

Deferred expenses consist of the following at December 31, 2008 and 2007:

	2008	2007
Agent advances	$874,533	$923,310
Customer acquisition costs	1,649,775	-
Prepaid expenses	292,644	100,488
Total	$2,816,952	$1,023,798

NOTE 7 – DEPOSITS AND OTHER ASSETS

Deposits and other noncurrent assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Agent advances	$507,299	$-
Merchant reserve deposit	1,100,000	-
Certificate of deposit	185,832	-
Prepaid and other expenses	379,190	-
Total	$2,172,321	$-

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment, net of accumulated depreciation, consist of the following at December 31, 2008 and 2007:

	2008	2007

Computer hardware	$412,953	$418,804
Furniture and fixtures	355,133	70,635
Equipment and machinery	318,927	21,372
Leasehold improvements	224,233	39,932
	1,311,246	550,743
Less accumulated depreciation	(447,709)	(132,387)

Total	$863,537	$418,356

Depreciation expense including depreciation of assets held under capital leases for the years ended December 31, 2008 and 2007 was approximately $335 thousand and approximately $48 thousand, respectively.  The amount of assets under capital lease was approximately $116.9 thousand as of December 31, 2008 and 2007, respectively.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the components of goodwill and other intangible assets at December 31, 2008 and 2007:

	2008
	Gross
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Goodwill	$6,408,605	$-	$6,408,605
Customer and vendor relationships	2,639,000	146,610	2,492,390
Software	563,052	61,856	501,196
Trademarks and tradenames	475,825	133,125	342,700
Total	$10,086,482	$341,591	$9,744,891

	2007
	Gross
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Goodwill	$492,144	$-	$492,144
Software	708,250	41,164	667,086
Unallocated Assets	13,566,020	-	13,566,020
Total	$14,766,414	$41,164	$14,725,250

Goodwill represents the excess of the purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed in respect to the JRM, Lifeguard and USHBG acquisitions.  None of this goodwill is expected to be deducted for tax purposes.

Amortization expense related to all of the Company’s identifiable intangible assets for the years ended December 31, 2008 and 2007 was approximately $3.1 million and $41 thousand, respectively.  Management estimates amortization expense of approximately $3.2 million over the next five years.  Future amortization of intangible assets is shown in the following table:

2009	$1,031,866
2010	803,552
2011	602,611
2012	586,444
2013	146,613
Thereafter	-
Total	$3,171,086

The weighted-average remaining amortization period for customer and vendor relationships, software and amortizable trademarks and tradenames is 4.25 years, 1.90 years and 4 months, respectively.

The following table presents goodwill and intangible assets not subject to amortization at December 31, 2008 and 2007.

	2008	2007
Goodwill	$6,408,605	$492,144
Trademarks and tradenames	165,200	-
	$6,573,805	$492,144

Based on the Company’s impairment analysis and consideration of the current and expected future market conditions, we determined that goodwill and certain intangible assets related to the JRM, LifeGuard and USHBG reporting units were impaired in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142), and the Company recorded non-cash, pre-tax total impairment charges of approximately $305.4 thousand, $9.1 million and $5.9 million, respectively.  The analysis was conducted by independent valuation specialists.  The decline in estimated fair values resulted from an analysis of the current economic conditions, the Company’s performance to budget and the lower estimated future cash flows.

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

The Company has recognized an aggregate impairment loss on goodwill and other intangible assets in the amount of approximately $15.3 million for the year ended December 31, 2008.  This impairment loss has been included within the Company’s loss from operations under the caption “Impairment loss on goodwill and other intangible assets.”  Of the aggregate impairment loss, approximately $3.6 million was attributable to carrying amounts of goodwill.  The following table details the impairment loss by intangible asset category as well as by reporting unit.

	Reporting Unit
Intangible asset category:	JRM	LifeGuard	USHBG	Total
Goodwill	$165,844	$-	$3,431,700	$3,597,544
Customer and vendor relationships	113,900	9,084,800	2,257,000	11,455,700
Trademarks and tradenames	25,700	-	230,000	255,700
	$305,444	$9,084,800	$5,918,700	$15,308,944

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31, 2008 and 2007:

	2008	2007
Payroll	$261,719	$252,828
Allowance for sales refunds and chargebacks	380,498	19,442
Tax liability	-	438,903
Professional fees	592,721	-
Selling expense	-	590,888
Interest	225,488	283,291
Litigation	250,000	3,700,000
Other	718,889	453,201
Total	$2,429,315	$5,738,553

NOTE 11 - LOANS AND NOTES PAYABLE

Loans and notes payable consist of the following at December 31, 2008 and 2007:

	2008	2007

Promissory notes payable to investors and stockholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	$425,000	$572,500

Convertible promissory notes payable to investors and stockholders; bearing interest ranging from 10% to 11% per annum; due through December 2006; currently in default	100,000	122,000

Convertible promissory notes payable to investors and stockholders; bearing interest ranging from 8% to 10% per annum; due through December 2007	-	357,000

Promissory notes payable to investors and stockholders; bearing interest of 1.53% per annum; due through June 2004, increasing to 15% thereafter, currently in default	114,950	114,950

Promissory notes payable to Company Executives bearing interest of 6% per annum; payable on demand	814,500	-

Revolving consumer credit cards	378,485	228,557

Capital lease obligation, at an effective interest rate of 5.2%	93,838	-

Promissory notes payable to related parties (on demand; noninterest bearing)	18,592	19,523

Total loans and notes payable	$1,945,365	$1,414,530

As of December 31, 2008 and December 31, 2007, all notes and loans payable were classified as current maturities.

At the date of issue of each of the convertible notes, the conversion price was equal to or exceeded the stock price at the time of issue, and as such, no intrinsic value was allocated to the embedded option of each note.  At December 31, 2008, all of the promissory notes payable are classified as current due to either maturity dates or events of default.

The Company is in the process of negotiating either a conversion to equity or a restructuring of the terms of the notes.  For the year ended December 31, 2008, the Company, upon notification by the noteholders, converted approximately $452 thousand of outstanding notes payable including accrued interest of approximately $98 thousand into approximately 5.7 million shares of common stock.

During the year ended December 31, 2008, the Company was able to negotiate settlements for outstanding notes payable resulting in a gain of approximately $179 thousand.  This is included in Other Income (Expense) in the Consolidated Statements of Operations.

On April 25, 2008, the Company issued $575 thousand of promissory notes with detachable warrants to acquire approximately 1.9 million  shares to investors and stockholders.  The notes bear interest at 10% per annum accruing quarterly and are due April 25, 2010.  The holders of the warrants have the ability, under certain circumstances, to require cash settlement.  Therefore, the warrants have been classified as liabilities.  The fair value of the warrants of approximately $504 thousand was determined by an independent valuation specialist using the Black-Scholes Option Pricing Model with a volatility of 139%, risk free rate of 3.14%, a five year expected term and no dividends.  Proceeds equal to the full fair value of the warrants were assigned to the warrants, resulting in discount on the convertible notes in the amount of approximately $504 thousand.  The discount was amortized to interest expense using the effective interest rate method.  On August 9, 2008, the Company received a call notice on these notes.  The Company on September 8, 2008, paid $575 thousand of principal and approximately $22 thousand of accrued interest.  Unamortized discount of approximately $480 thousand existed at the time of payoff and, consequently, was recognized as additional interest expense.

The following schedule details the future minimum lease payments on capital leases at December 31, 2008:

Year ending December 31:
2009	$43,488
2010	30,955
2011	18,423
2012	6,105
2013	-
Total minimum payments	98,971
Less: Amount representing interest	(5,133)
Present value of capital lease obligations	93,838
Less: Current Portion	(40,938)
Long-term capital lease obligations	$52,900

NOTE 12 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value in the consolidated financial statements include certain non-compensatory warrants.  The fair value of these warrants was determined by an independent expert valuation specialist using the Black-Scholes Option Pricing Model.

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy are summarized as follows:

December 31, 2008
Fair Value Measurements at Reporting Date Using

	Significant
	Unobservable
	Inputs	Total
	(Level 3)	Fair Value
Warrants	$13,315,364	$13,315,364
Total liabilities	$13,315,364	$13,315,364

The Company has categorized its assets and liabilities measured at fair value into the SFAS 157 three-level fair value hierarchy, based upon the priority of inputs to respective valuation techniques.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include certain warrants.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Warrants
				(Gain) or Loss
				Recognized
	Balance	Reclassification		in Earnings	Balance
	Beginning of	of Warrants as		from Change in	End of
	Period	Liabilities	Issuance	Fair Value	Period
For the Year Ended December 31, 2008
Warrants	$-	$-	$31,464,419	$(18,731,693)	$12,732,726
Non-compensatory warrants	$-	$626,638	$-	$(44,000)	$582,638
Total	$-	$626,638	$31,464,419	$(18,775,693)	$13,315,364

For the year ended December 31, 2008, total unrealized gain of approximately $18.8 million, is included in Other Income (Expense) in the Consolidated Statements of Operations under the caption “Change in fair value of warrants.”  The unrealized gain for the year ended December 31, 2008 is net of losses on initial issuance of warrants of approximately $14.8 million.

Fair Value of Financial Instruments

The fair values of accounts receivable and accounts payable approximate their carrying values due to the short term nature of these instruments.  The fair values of notes payable approximate their carrying amounts as interest rates on these obligations are representative of estimated market rates available to the Company on similar instruments.

NOTE 13—PREFERRED STOCK

The Company is authorized to issue 20 million shares of preferred stock.

During the year ended December 31, 2008, the Company exchanged all, 694.6 shares, of its Series D Convertible Preferred Stock outstanding, par value $.001 per share with an aggregate stated value of approximately $6.9 million (the “Series D Preferred Stock”) together with accrued but unpaid dividends thereon equal to approximately $807.4 thousand (the “Series D Unpaid Dividends”) for 775.34 shares of the Company’s newly designated Series J Convertible Preferred Stock, par value $.001 per share (the “Series J Preferred Stock”).  The Company also exchanged all, 139 shares, of its Series E Convertible Preferred Stock outstanding, par value $.001 per share with a stated value of approximately $1.4 million (the “Series E Preferred Stock”) together with accrued but unpaid dividends thereon equal to approximately $168.0 thousand (the “Series E Unpaid Dividends”) for 155.82 shares of the Company’s newly designated Series K Convertible Preferred Stock, par value $.001 per share (the “Series K Preferred Stock”).  By the end of the year, both Series J and K Preferred Stock outstanding were converted to approximately 775.3 million and 77.9 million shares of Class A Common Stock, respectively.

Series B, C, D, E, G, H, I, J and K Preferred Stock are entitled to receive dividends payable on the stated value of the preferred stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter.  Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds legally available for the payment of dividends.  Dividends are payable in cash or common stock, at the option of the holder.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  At December 31, 2008 and 2007, accrued and unpaid dividends and interest related to the preferred stock are approximately $880 thousand and approximately $480 thousand, respectively.  The Company’s Series A Preferred Stock does not accrue dividends.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, and before any junior security of the Company, the holders of preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the stated value of holder’s respective preferred stock series plus the aggregate amount of accumulated but unpaid dividends on each share of preferred stock.  If, upon a liquidation event, the assets of the Company are insufficient to permit payment in full to such holders of the aggregate amount that they are entitled to be paid by their respective terms, then the entire assets, or proceeds thereof, available to be distributed to the Company’s stockholders shall be distributed to the holders of the preferred stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.  The liquidation value of Series A, B, C, D, E, G, H, I, J and K as of December 31, 2008 was approximately $155.0 thousand, $0, $0, $0, $0, $12.7 million, $4.1 million, $8.6 million, $0 and $0, respectively.

The table below sets forth the preferred stock outstanding at December 31, 2008 and 2007.  Note that no shares of Series B, Series C, Series J or Series K Preferred Stock were outstanding at December 31, 2008 and 2007.

	2008	2007
Series A	155	155
Series D	-	695
Series E	-	139
Series G	1,200	300
Series H	400	-
Series I	850	-
	2,605	1,289

Preferred Stock Series A

As of December 31, 2008, 155 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were outstanding. There were no issuances of Series A Preferred Stock during the year ended December 31, 2008.  Each share of Series A Preferred Stock is convertible into 2.0 thousand shares of Class A common stock, subject to adjustment for stock dividend, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.  As of December 31, 2008, the outstanding shares of Series A Preferred Stock were convertible into 310.0 thousand shares of Class A common stock.

Preferred Stock Series B

Each share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) is convertible at any time, at the option of the holder, into one share of Class A common stock, subject to adjustment for stock dividends, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.   There were no issuances of Series B Preferred Stock during the year ended December 31, 2008.  As of December 31, 2008, no shares of Series B Preferred Stock were outstanding.

Preferred Stock Series C

Each share of Series C Mandatory Convertible Preferred Stock (“Series C Preferred Stock”) is deemed to have a value of $10.0 thousand and is convertible at any time, at the option of the holder, into such amount of shares of Class A common stock purchasable for $10.0 thousand on the day of conversion at the lesser of $2.88 or seventy-five percent (75%) of the lowest closing bid price during the five days immediately prior to the conversion date (the “Series C Conversion Price”).  The Series C Conversion Price is subject to adjustment for stock dividends, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or other corporate event.  There were no issuances of Series C Preferred Stock during the year ended December 31, 2008.  As of December 31, 2008, no shares of Series C Preferred Stock were outstanding.

Preferred Stock Series D

Each share of Series D Preferred Stock is convertible at any time after the second anniversary of the date of issuance, at the option of the holder, into that number of shares of Class A Common Stock equal to the $10.0 thousand divided by $0.01 (the “Series D Conversion Price”).  The Series D Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series D Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series D Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series D Preferred Stock.  The shares of Series D Preferred Stock, generally, become convertible into Class A Common Stock two years after issuance.   If on July 15, 2011, any share of Series D Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series D Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series D Preferred Stock into Class A Common at the then applicable Series D Conversion Price. There were no issuances of Series D Preferred Stock during the year ended December 31, 2008; however, on December 31, 2008, the Company exchanged 694.6 shares of Series D Preferred Stock with a stated amount of approximately $6.9 million and accrued dividends of approximately $807.4 thousand for 775.34 of the Company’s designated Series J Preferred Stock. As of December 31, 2008, there were no outstanding shares of Series D Preferred Stock and therefore there would have been no convertible shares into Class A Common Stock.

In connection with the Series D Preferred Stock, the Company recorded an aggregate beneficial conversion feature of approximately $6.4 million.  The Company accounted for the beneficial conversion feature in accordance with EITF 00-27and EITF 98-5.  The resulting discounts have been accreted as a dividend to the preferred stockholders from the date of issuance to the earliest conversion date, using the effective yield method. Accretion recognized for the year ended December 31, 2008 was approximately $5.9 million.

Preferred Stock Series E

Each share of Series E Preferred Stock is convertible after the second anniversary of the issuance date of such shares, at the option of the holder, into that number of shares of Class A Common Stock equal to $10.0 thousand divided by $0.02 (the “Series E Conversion Price”).  The Series E Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series E Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series E Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series E Preferred Stock.

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

There were no issuances of Series E Preferred Stock during the year ended December 31, 2008; however, on December 31, 2008, the Company exchanged 139 shares of Series E Preferred Stock with a stated amount of approximately $1.4 million and accrued dividends of approximately $168.2 thousand for 155.82 of the Company’s designated Series K Preferred Stock. As of December 31, 2008, there were no outstanding shares of Series E Preferred Stock and therefore there would have been no convertible shares into Class A Common Stock.

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

In connection with the Series E Preferred Stock, the Company recorded an aggregate beneficial conversion feature of $970. thousand.  The Company accounted for the beneficial conversion feature in accordance with EITF 00-27 and EITF 98-5. The resulting discounts have been accreted as a dividend to the preferred stockholders from the date of issuance to the earliest conversion date, using the effective yield method.  Accretion recognized for the year ended December 31, 2008 was $865 thousand.

Preferred Stock Series G

Each share of Series G Preferred Stock is convertible at any time, at the option of the holder, into that number of shares of Class A Common Stock equal to the $10.0 thousand divided by $5.00 (the “Series G Conversion Price”).  The Series G Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series G Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series G Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series G Preferred Stock.  In addition, if on November 7, 2009, the Series G Conversion Price then in effect is higher than the current market price of the Company’s Class A Common Stock, then the Series G Conversion Price shall be reduced to such current market price  (provided that the current market price shall never be less than $0.01).  If on July 15, 2011, any share of Series G Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series G Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series G Preferred Stock into Class A Common at the then applicable Conversion Price.

If the Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009, elect to redeem all, but not less than all, of the outstanding Series G Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

On January 31, 2008, March 13, 2008 and April 30, 2008, the Company issued 300, 400 and 200 shares of its Series G Mandatory Convertible Preferred Stock (“Series G Preferred Stock”) for proceeds of $3.0 million, $4.0 million and $2.0 million, respectively.

In connection with the Series G Preferred stock issued on March 13, 2008 and April 30, 2008, detachable warrants for 45.0 million and 22.5 million of Class A common stock, respectively, exercisable for five years at an exercise price of $0.375 were issued.  As the holders of the warrants had the ability, under certain circumstances, to require cash settlement these warrants were initially classified as liabilities in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  The fair value of the warrants was determined by a third–party valuation specialist based upon the Black-Scholes-Merton Option Pricing Model.

At December 31, 2008, the fair value of these warrants is approximately $3.9 million.  For the year ended December 31, 2008, the effect of mark-to-market adjustments was a decrease in value of approximately $12.3 million and has been recorded as “Change in fair value of redeemable warrants” within the accompanying Statements of Operations.  See Note 12 for additional fair value disclosure information.

As the fair value of the warrants at issuance exceeded the proceeds, the preferred stock has no recorded value and losses representing the excess of the fair value of the warrants over the proceeds of approximately $7.3 million and approximately $3.0 million were recorded at March 13, 2008 and April 30, 2008 respectively.

At December 31, 2008, the cash settlement provision relating to these warrants was removed.   The warrants remain classified as liabilities under the provisions of EITF Issue No. 00-19.

As of December 31, 2008, 1,200 shares Series G Preferred Stock were outstanding and convertible into 2.4 million Class A common shares.

Preferred Stock Series H

Each share of Series H Preferred Stock is convertible at any time, at the option of the holder, into that number of shares of Class A Common Stock equal to the $10.0 thousand divided by $5.00 (the “Series H Conversion Price”).  The Series H Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series H Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series H Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series H Preferred Stock.  In addition, if on November 7, 2009, the Series H Conversion Price then in effect is higher than the current market price of the Company’s Class A Common Stock, then the Series H Conversion Price shall be reduced to such current market price (provided that the current market price shall never be less than $0.01).  If on July 15, 2011, any share of Series H Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series H Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series H Preferred Stock into Class A Common at the then applicable Conversion Price.

If the Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009, elect to redeem all, but not less than all, of the outstanding Series H Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

On June 2, 2008, the Company issued 400 shares of its Series H Convertible Preferred Stock (“Series H Preferred Stock”) and a warrant agreement to acquire 45.0 million shares of the Company’s Class A Common Stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $4.0 million.  As the holders of the warrants had the ability, under certain circumstances, to require cash settlement, these warrants were classified as liabilities in accordance with SFAS 150.  The fair value of the warrants was determined by a third–party valuation specialist based upon the Black-Scholes Option Pricing Model.

At December 31, 2008 the fair value of these warrants is $2.7 million.  For the year ended December 31, 2008, the effect of mark-to-market adjustments was a decrease in value of approximately $5.9 million and has been recorded as “Change in fair value of warrants” within the accompanying statements of operations.  See Note 12 for additional fair value disclosure information.

As the fair value of the warrants at issuance exceeded the proceeds, the preferred stock has no recorded value and a loss representing the excess of the fair value of the warrants over the proceeds of approximately $4.6 million was recorded at June 2, 2008.

At December 31, 2008, the cash settlement provision relating to these warrants was removed. The warrants remain classified as liabilities under the provisions of EITF Issue No. 00-19.

As of December 31, 2008, 400 shares of Series H Preferred Stock were outstanding and convertible into 800.0 thousand Class A common shares.

Preferred Stock Series I

The Company is authorized to issue 10.0 thousand shares of Series I Preferred Stock.  Each share is convertible at any time, at the option of the holder, into that number of shares of Class A Common Stock equal to the $10.0 thousand divided by $5.00 (the “Series I Conversion Price”).  The Series I Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series I Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series I Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series I Preferred Stock.  In addition, if on November 7, 2009 the Series I Conversion Price then in effect is higher than the current market price of the Company’s Class A Common Stock, then the Series I Conversion Price shall be reduced to such current market price (provided that the current market price shall never be less than $0.01).  If on July 15, 2011 any share of Series I Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series I Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series I Preferred Stock into Class A Common at the then applicable Conversion Price.

If the Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within 10 days after November 7, 2009 elect to redeem all, but not less than all, of the outstanding Series I Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

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

On September 30, 2008, October 6, 2008 and December 31, 2008, the Company issued 400, 200 and 250 shares of its Series I Convertible Preferred Stock (“Series I Preferred Stock”) and a warrant agreement to acquire 45 million, 22.5 million and 28.1 million shares of the Company’s Class A Common Stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $4 million, $2 million, and $2.5 million, respectively.  As the holders of the warrants had the ability, under certain circumstances, to require cash settlement these warrants were classified as liabilities in accordance with SFAS 150.  The fair value of the warrants was determined by a third–party valuation specialist based upon the Black-Scholes-Merton Option Pricing Model.

At issuance, the fair value of the warrants was allocated to the warrants and the residual value of $850 thousand, $740 thousand and $700 thousand was allocated to the preferred stock, respectively.

At December 31, 2008, the fair value of these warrants is approximately $6 million.  For the year ended December 31, 2008, the effect of mark-to-market adjustments was a decrease in value of $225 thousand and has been recorded as “Change in fair value of  warrants” within the accompanying statements of operations.  See Note 12 for additional fair value disclosure information.

At December 31, 2008, the cash settlement provision relating to these warrants was removed. The warrants remain classified as liabilities under the provisions of EITF Issue No. 00-19.

As of December 31, 2008, 850 shares Series I Preferred Stock were outstanding and convertible into 1.7 million Class A common shares.

Preferred Stock Series J

The Company is authorized to issue 775.34 shares of Series J Preferred Stock.  During the year, the Company issued 775.34 shares of Series J Preferred Stock.  Each share of Series J Preferred Stock is convertible at any time after issuance, at the option of the holder, into that number of shares of Class A Common Stock equal to $10 thousand divided by $0.01 (the “Series J Conversion Price”).  The Series J Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series J Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series J Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series J Preferred Stock.  On December 31, 2008, the 775.34 shares of Series J were converted into Class A Common Stock.  As of December 31, 2008, there were no outstanding shares of Series J Preferred Stock and therefore there would have been no convertible shares into Class A Common Stock.  If on July 15, 2011, any share of Series J Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series J Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series J Preferred Stock into Class A Common at the then applicable Series J Conversion Price.

Preferred Stock Series K

The Company is authorized to issue 155.82 shares of Series K Preferred Stock.  During the year, the Company issued 155.82 shares of Series K Preferred Stock.  Each share of Series K Preferred Stock is convertible at any time after issuance, at the option of the holder, into that number of shares of Class A Common Stock equal to $10 thousand divided by $0.02 (the “Series K Conversion Price”).  The Series K Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series K Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series K Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series K Preferred Stock.  On December 31, 2008, the 155.82 shares of Series K were converted into Class A Common Stock. As of December 31, 2008, there were no outstanding shares of Series K Preferred Stock and therefore there would have been no convertible shares into Class A Common Stock.  If on July 15, 2011, any share of Series K Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series K Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series K Preferred Stock into Class A Common at the then applicable Series K Conversion Price.

NOTE 14 - COMMON STOCK

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

During the year ended December 31, 2008, various stockholders converted approximately 27.4 million shares of Class B common shares to Class A common shares.  As of December 31, 2008, 200 thousand Class B Common shares were outstanding.

In addition, on December 31, 2008, the Company issued approximately 775.3 million and approximately 77.9 million shares of Class A Common Stock as a result of the conversion of its outstanding Series J and K Preferred Stock outstanding, respectively.

NOTE 15 – WARRANTS AND SHARE-BASED AWARDS

Employee Stock Incentive Plan

In 1997 the Company adopted a Stock Incentive Plan (“the Plan”). The Plan is administered by the Board of Directors or a committee thereof and provides for options to purchase 750,000 shares of Class A common stock to be granted under the Plan to employees including officers, directors, independent contractors and consultants to the Company.  The Plan authorizes the issuance of incentive stock options (“ISOs”), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQSOs”) and stock appreciation rights (“SARs”).  Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the common stock at the time of grant. Generally, options shall be exercisable at 20%, per year, and shall be outstanding for ten years. As of December 31, 2008 and 2007, no options have been granted under the Plan.

The fair value of each option award that is not classified as a liability on the balance sheet is estimated on the date of the grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Assumptions used to determine the fair value of the stock options and warrants granted for the years ended December 31, 2008 and 2007 are as follows:

Weighted average values:
Expected dividends	0%	0%
Expected volatility	175% - 245%	223% - 245%
Risk free interest rate	2.78% - 4.52%	3.49% - 4.52%
Expected life	5 years	5 years

Equity Awards Issued

The following tables detail the equity awards that were granted during 2008 and 2007 for various purposes, such as employment compensation and for goods and services. The Company’s equity awards consist of both common stock and warrants to purchase common stock. In the event warrants are exercised, the Company will issue the corresponding authorized and available common stock.  The contractual term of the warrants issued during the years ended December 31, 2008 and December 31, 2007, was five years.

Warrants

During the year ended December 31, 2008, the Company issued warrants to purchase an aggregate of approximately 213.9 million shares of common stock.  At December 31, 2008, there were approximately 231.5 million and approximately 8.0 million warrants outstanding to purchase Class A and Class B common stock, respectively, exercisable at varying prices through 2013.

Certain of these warrants are liability instruments issued in conjunction with preferred stock and convertible promissory notes while others are non-compensatory warrants classified as liability instruments.  These warrants are classified as liability instruments in accordance with EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to and potentially settled in a Company’s Own Stock as net share settlement is not considered within the Company’s control. As of December 31, 2008, approximately 218.4 million warrants were classified as liabilities.  No warrants were classified as liabilities at December 31, 2007.  The remaining warrants are compensatory warrants, issued to employees and others in exchange for services.

The following table summarizes compensatory warrant activity:

	Class A Warrants
	Year Ended December 31,
	2008
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding, beginning of year	20,452,850	$0.33	4.10	$3,937,404
Warrants issued	2,425,000	0.58
Warrants cancelled or expired	(200,850)	0.07
Warrants exercised	(700,000)	0.17
Warrants reclassed to liabilities during year	(8,852,000)	0.22
Warrants outstanding, end of year	13,125,000	$0.46	3.76	$-
Warrants exercisable, end of year	11,200,000	$0.43	3.68	$-

	Class B Warrants
	Year Ended December 31,
	2008
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding, beginning of year	7,965,000	$0.44	4.46	$435,000
Warrants issued	-	-	-	-
Warrants cancelled or expired	-	-	-	-
Warrants exercised	-	-	-	-
Warrants outstanding, end of year	7,965,000	$0.44	3.46	$-
Warrants exercisable, end of year	7,965,000	$0.44	3.46	$-

The following table summarizes the status of warrants outstanding and exercisable at December 31, 2008:

Class A
Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	219,820,217	$0.37	4.48
$0.50 to $0.99	7,050,000	$0.50	3.94
$1.00 to $1.49	1,450,000	$1.23	1.36
	228,320,217	$0.38	4.45

Class B
Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise P rice	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	1,500,000	$0.16	1.41
$0.50 to $0.99	6,465,000	$0.50	3.93
$1.00 to $1.49	-	$-	-
	7,965,000	$0.44	3.46

As of December 31, 2008, there was approximately $797.7 thousand of total unrecognized compensation cost related to non-vested warrants that is expected to be recognized over a weighted-average period of 1 year.  The intrinsic value of warrants exercised during the years ended December 31, 2008 and 2007 was approximately $144 thousand and approximately $2.3 million, respectively.  The total fair value of warrants vested during the year ended December 31, 2008 was approximately $200 thousand. The weighted average exercise price of warrants granted during the year ended December 31, 2008 was $0.58.  The weighted average grant date fair value of warrants granted during the years ended December 31, 2008 and 2007 was $0.41 and $0.35, respectively.

During the years ended December 31, 2008 and 2007, stock-based compensation recognized relating to the issuance of warrants to employees and consultants was approximately $893 thousand and approximately $7.8 million, respectively.

A summary of the status of the Company's non-vested warrants as of December 31, 2008, and the changes during the year ended December 31, 2008, is presented below.  There were no non-vested outstanding Class B warrants outstanding as of December 31, 2008 and 2007, nor were there any issuances during the year.

	Class A Warrants
	Year Ended December 31,
	2008
	Warrants	Weighted Average Grant-Date Fair Value
Non-vested, beginning of year	-	$-
Warrants issued	3,550,000	0.42
Warrants vested	(375,000)	0.40
Warrants forfeited	-	-
Non-vested, end of year	3,175,000	$0.43

A summary of the status of the Company's non-compensatory warrants classified as liabilities on the balance sheet as of December 31, 2008 that are not included above, is presented below.

	Year Ended December 31,
	2008
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning balance of liability warrants	-	$-	-	$-
Warrants reclassified during year	8,852,000	0.22	-	-
Warrants issued	211,518,217	0.38	-
Warrants cancelled or expired	-	-	-	-
Warrants exercised	(2,002,000)	0.02	-	-
Warrants outstanding and exercisable, end of year	218,368,217	$0.37	4.47	$458,500

Stock Awards Issued

During the years ended December 31, 2008 and 2007, 3.2 million and approximately 27.9 million shares of common stock were granted and issued for various purposes, such as employment compensation and for goods and services.  The Company’s stock awards consist of Class A and Class B Common Stock.  The grant date fair value is based on the share price as of the award date.  For the years ended December 31, 2008 and 2007, approximately $1.2 million and $5.3 million, respectively, of share-based compensation was recognized within the Statement of Operations.

Stock-Based Compensation Expense

For the years ended December 31, 2008 and 2007, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations for the years ended December 31, 2008 and 2007 as follows:

	2008	2007
Stock-based compensation:
Professional fees	$1,581,267	$5,089,900
Payroll and employee benefits	482,740	8,022,450
Total	$2,064,007	$13,112,350

NOTE 16 - INCOME TAXES

The below tables present the Company’s current year income tax provision and the temporary differences that result from the differences in recognition criteria of certain income and expense items for financial reporting purposes and income tax purposes.

Income tax expense (benefit) for the years ended December 31, 2008 and 2007 consisted of:

	2008	2007

Computed tax (benefit) expense	$(11,363,695)	$(8,153,119)
Change in deferred tax valuation allowance	11,363,695	8,153,119
Income tax expense (benefit)	$-	$-

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$33,126,268	$27,502,170
Allowance for sales refunds and chargebacks	137,234	7,516
Reserve for commission reversal	-	4,275
Provision for litigation costs	87,756	1,170,796
Deferred compensation	103,163	-
Warrants	336,133	-
Other	47,652	-
Gross deferred tax asset	33,838,205	28,684,757

Deferred tax liabilities:
Depreciation of fixed assets	75,555	44,638
Warrants	1,514,869	-
Identifiable intangibles	1,235,196	-
Gross deferred tax liability	2,825,620	44,638

Deferred tax asset - net	31,012,585	28,640,119
Valuation allowance	(31,012,585)	(28,640,119)
Net deferred tax asset	$-	$-

As of December 31, 2008, realization of the Company’s net deferred tax assets of approximately $31,000,000 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the year ended December 31, 2008 was approximately $2,373,000, which consisted of current year operations and adjustments related to the purchase accounting of the acquisitions.

The Company has a total of approximately $88,000,000 of net operating losses available to be offset against future taxable income and that begin to expire between 2011 and 2028.

On January 1, 2007, The Company adopted the provisions of FIN 48.  The adoption of FIN 48 did not have a significant effect on the Company’s consolidated financial statements.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the U.S.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2004.  The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2009.

The Company will recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes for the period when incurred.  Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2005, and we are not subject to audits prior to the 2004 fiscal year for the majority of the state jurisdictions.

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax expense (benefit) rate for the years ended December 31, 2008 and 2007.

	2008		2007
Tax provision at U.S. federal income tax rate	$(11,535,643)	34.0%	$(7,218,264)	34.0%
State income tax provision net of federal tax benefit	(1,231,600)	3.6%	(972,343)	4.6%
Non-Deductible Goodwill Impairment and Amortization	1,353,757	(4.0)%	-	0.0%
Meals & Entertainment	41,750	(0.1)%	15,810	(0.1)%
Other	8,041	0.0%	21,678	(0.1)%
Change in Valuation Allowance	11,363,695	(33.5)%	8,153,119	(38.4)%
Provision for income taxes	$-	0.0%	$-	0.0%

NOTE 17 - EARNINGS PER SHARE

The Company follows the provisions of SFAS No. 128, Earnings Per Share (SFAS 128) which requires the disclosure of basic and diluted earnings per common share for all periods presented.  Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.  Weighted average shares outstanding include both Class A and Class B Common stock.  There is no difference between the dividend rights and earnings allocation of Class A and Class B Common stock.

The following is the computation of basic and diluted net earnings (loss) per common share for the years ended December 31, 2008 and 2007:

	2008	2007

Numerator:
Net loss	$(33,928,361)	$(21,230,186)
Less preferred stock dividend and accretions	(8,054,985)	(1,046,134)

Net loss applicable to common stockholders	$(41,983,346)	$(22,276,320)

Denominator:
Weighted average basic and fully diluted shares outstanding	149,676,100	119,654,979

Net loss per common share - basic and diluted	$(0.28)	$(0.19)

During the years ended December 31, 2008 and 2007, the effect of outstanding exercisable warrants, convertible debt, and convertible preferred stock were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.  Weighted average shares outstanding include both Class A and Class B common stock.  Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented, are as follows:

	As of December 31,
	2008	2007

Potentially dilutive securities outstanding at end of period:
Common stock warrants	239,460,217	28,417,850
Convertible preferred stock:
Series A	310,000	310,000
Series D	-	694,600,000
Series E	-	69,500,000
Series G	2,400,000	600,000
Series H	800,000	-
Series I	1,700,000	-
Total	5,210,000	765,010,000

Weighted-average share equivalents outstanding	890,982,049	595,122,570

NOTE 18 - COMMITMENTS AND CONTINGENCIES

The Company is committed under several leases of office space expiring at various dates through September 30, 2015.   For the years ended December 31, 2008 and 2007, rent expense was approximately $538 thousand and approximately $158 thousand, respectively.

The following is a schedule of future minimum lease payments required under the Company’s various leased offices.

For the Year Ended December 31,

2009	$496,433
2010	379,846
2011	290,880
2012	137,104
2013	141,204
Thereafter	194,389
$1,639,856

NOTE 19 - RELATED PARTY TRANSACTIONS

As part of the acquisition agreement between the Company and JRM, the Company assumed approximately $287.1 thousand of liabilities of which approximately $163.4 thousand and $69.2 thousand represent personal credit card balances and business credit lines, respectively. The Company will continue to pay the monthly required payments for 18 months and will continue to do so if the 18-month minimum sales target of JRM is met. The liabilities are personally guaranteed by two of the senior vice presidents of the JRM Division and are recorded within the Company’s loans and notes payable category on the accompanying balance sheet. As of December 31, 2008 and 2007, the outstanding balance of these personal credit cards and business credit lines was approximately $202.5 thousand and $222.4 thousand, respectively.

During the years ended December 31, 2008 and 2007, LifeGuard marketed a membership product which it licensed from DirectMed, a company 33% owned by an employee and former majority stockholder of LifeGuard. LifeGuard paid DirectMed a branding fee based on the number of memberships sold. For the years ended December 31, 2008 and 2007, the branding fee paid to DirectMed was approximately $492.3 thousand and approximately $60.4 thousand, respectively.  In addition, LifeGuard owes DirectMed approximately $524.3 and approximately $590.8 thousand at December 31, 2008 and 2007, respectively, for unpaid branding fees.  Branding fees are included in sales commissions in the accompanying statements of operations.

The Company and Jay Shafer (President at the time) entered into a promissory note in the amount of $500 thousand payable to Jay Shafer on August 15, 2008 evidencing a loan in that amount made by Mr. Shafer to the Company. The promissory note bears interest at 6% and is payable upon demand. On September 9, 2008, the Company paid the promissory note with accrued interest of approximately $2.1 thousand.

On September 25, 2008 and October 25, 2008, the Company and Jay Shafer (Chief Executive Officer at this time) entered into promissory notes in the amount of $500 thousand and $300 thousand payable to Jay Shafer evidencing loans made by Mr. Shafer to the Company in those amounts. The promissory notes bear interest at 6% and are payable upon demand. As of December 31, 2008, the principal balance remains outstanding and the Company has recorded accrued interest expense of approximately $11.5 thousand.

NOTE 20 – SEGMENT ANALYSIS

The Company's reportable segments are strategic business units that offer different products and services and have separate management teams and each respective segment’s financial performance is analyzed separately for making operational and financial decisions. The business units represent five reportable segments: LifeGuard Benefit Services, U.S. Health Benefits Group, Zurvita Marketing, JRM Benefits Consultants, and Corporate and Other. The Lifeguard segment is the Company’s operations division consisting of product fulfillment, customer support, membership billing, claims administration, provider membership network maintenance and information technology.  LifeGuard generates revenue primarily from the sale of healthcare benefit membership plans. USHBG segment is an outbound telemarketing company primarily marketing major and limited medical benefit plans.  The Zurvita segment is a multi-level marketing company that sells healthcare, financial services, and consumer products to individuals and families.  The JRM segment markets various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups. The Corporate and Other segment provides management and financial support to the Company’s various divisions as well as performs corporate governance and compliance. The Corporate and Other segment recognizes residual revenue from agreements entered into prior to the acquisitions of LifeGuard, JRM and USHBG.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company's reportable segments is shown in the following:

	For the Year Ended December 31, 2008
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$24,537,797	$4,240,932	$2,371,142	$291,697	$1,054,542	$32,496,110

Net loss before income taxes	$(17,144,058)	$(6,690,822)	$(5,977,226)	$(761,928)	$(3,354,327)	$(33,928,361)

Income taxes	-	-	-	-	-	-

Net loss	$(17,144,058)	$(6,690,822)	$(5,977,226)	$(761,928)	$(3,354,327)	$(33,928,361)

Total assets held	$8,834,704	$6,375,261	$1,394,586	$184,754	$1,701,279	$18,490,584

	For the Year Ended December 31, 2007
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$3,191,256	$	$	$73,628	$1,055,978	$4,320,862

Net loss before income taxes	$(362,346)			$(128,908)	$(20,738,932)	$(21,230,186)

Income taxes	-	-	-	-	-	-

Net loss	$(362,346)	$-	$-	$(128,908)	$(20,738,932)	$(21,230,186)

Total assets held	$2,624,912			$25,168	$16,628,785	$19,278,865

Total depreciation and amortization expense for the year ended December 31, 2008 for Lifeguard, USHBG, Zurvita, JRM and Corporate and Other was $2.5 million, $798.6 thousand, $11.9 thousand, $23 thousand and $45.9 thousand, respectively.  For the year ended December 31, 2007, total depreciation and amortization expense for Lifeguard, USHBG, Zurvita, JRM and Corporate and Other was $75 thousand, $0, $0, $0 and $13.7 thousand, respectively.

A reconciliation of segment revenue and assets to consolidated revenue and assets is as follows:

	December 31, 2008	December 31, 2007
Revenues
Total revenues for reportable segments	$32,496,110	$4,320,862
Elimination of intersegment revenues	(3,034,288)	-
Total consolidated revenue	$29,461,822	$4,320,862

Net Loss
Total profit or loss for reportable segments	$(33,928,361)	$(21,230,186)
Elimination of intersegment profits	-	-
Total net (loss)	$(33,928,361)	$(21,230,186)

Assets
	December 31, 2008	December 31, 2007
Total assets for reportable segements	$18,490,584	$19,278,865
Elimination of intersegment receivables	(1,296,484)	-
Total consolidated assets	$17,194,100	$19,278,865

NOTE 21 - SUBSEQUENT EVENTS

On January 13, 2009, the Company entered into a securities purchase agreement with Vicis for the sale of 400 shares of Series I preferred stock and 45million warrants with a strike price of  $0.375.  The Company received the $4.0 million purchase price payment on January 7, 2009.

On March 5, 2009, the Board of Directors of the Company approved the elimination of the series of Company preferred stock listed below.  The certificate of elimination was filed with the State of Delaware on March 13, 2009, none of the authorized shares of the following series of preferred stock were outstanding at the time of the filing.

•	Series B Convertible Preferred Stock, par value $.001 per share - Certificate of Designation filed on September 29, 2000;
•	Series C Mandatory Convertible Preferred Stock, par value $.001 per share - Certificate of Designation filed on October 12, 2004;
•	Series D Convertible Preferred Stock, par value $.001 per share - Amended and Restated Certificate of Designation filed on May 9, 2007 (original Certificate of Designation filed on July 11, 2006);
•	Series E Convertible Preferred Stock, , par value $.001 per share - Amended and Restated Certificate of Designation filed on July 18, 2006 (original Certificate of Designation filed on July 11, 2006);
•	Series J Convertible Preferred Stock, par value $.001 per share - Certificate of Designation filed on December 31, 2008; and
•	Series K Convertible Preferred Stock, par value $.001 per share - Certificate of Designation filed on December 31, 2008.

On March 5, 2009, the Board of Directors of the Company approved the issuance of 19,757,377 shares of Class A common stock to a Company for payment in full for its services to the Company.

On March 16, 2009, the Company entered into an informal agreement (“Informal Agreement”) with Vicis Capital Master Fund for the purchase by Vicis of (a) 400 shares of the Company’s Series I Convertible Preferred Stock, par value $0.001 per share and (b) a warrant to acquire 45.0 million shares of the Company’s Class A Common Stock, par value $0.001 per share for an aggregate cash purchase price of $4.0 million. The Informal Agreement is subject to the execution of definitive written agreements. The Company received the $4.0 million purchase price payment on March 16, 2009. However, the Company has not issued the Shares or the Warrant. The Shares and Warrant will be issued upon execution of definitive written agreements.