Form 10-Q
period 2009-03-31
AMACORE GROUP, INC.
filed 2009-05-13
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐      Transition report pursuant to  Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 0-27889

THE AMACORE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3206480
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Maitland Promenade 1, 485 North Keller Road, Suite 450
Maitland, Florida 32751
(Address of principal executive offices) (zip code)

(407) 805-8900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2009:
1,028,764, 296 Class A Common Shares
200,000 Class B Common Shares

THE AMACORE GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash	$3,055,751	$238,437
Accounts receivable	606,219	612,945
Non-trade receivables - related party	25,298	26,699
Inventory	23,891	23,891
Deferred expenses	2,721,795	2,816,952
Deposits and advances	305,151	287,130
Total current assets	6,738,105	4,006,054

Property, plant and equipment (net of accumulated depreciation of $557,081 and $447,709
for 2009 and 2008, respectively)	1,201,034	863,537

Deferred customer acquisition costs	369,736	407,297
Goodwill and other intangible assets	9,421,561	9,744,891
Deposits and other assets	1,911,801	2,172,321
Total assets	$19,642,237	$17,194,100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,332,591	$3,064,721
Accounts payable - related party	485,028	524,633
Loans and notes payable	1,142,627	1,059,373
Notes payable - related party	818,592	833,092
Accrued expenses and other liabilities	1,745,503	2,429,315
Deferred compensation - related party	85,023	82,954
Deferred acquisition payments	479,760	472,670
Deferred revenue	2,591,833	2,752,365
Total current liabilities	9,680,957	11,219,123

Non-current liabilities
Capital lease obligation	261,070	52,900
Deferred acquisition payments	524,035	648,399
Deferred compensation - related party	293,325	315,364
Accrued dividends	1,340,944	879,575
Fair value of warrants	11,016,569	13,315,364
Total non-current liabilities	13,435,943	15,211,602

Total liabilities	23,116,900	26,430,725

Stockholders' Deficit
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series G mandatory convertible preferred stock; 1,200 shares authorized;
1,200 shares issued and outstanding for 2009 and 2008.	1	1
Series H mandatory convertible preferred stock; 400 shares authorized;
400 shares issued and outstanding for 2009 and 2008.	-	-
Series I mandatory convertible preferred stock; 10,000 shares authorized;
1,650 and 850 shares issued and outstanding for 2009 and 2008, respectively.	2	-
Series A mandatory convertible preferred stock; 1,500 shares authorized;
155 shares issued and outstanding for 2009 and 2008.	-	-
Common Stock A, $.001 par value, 1,360,000,000 shares authorized; 1,028,764,296
and 1,008,806,919 shares issued and outstanding for 2009 and 2008, respectively.	1,028,764	1,008,807
Common Stock B, $.001 par value, 120,000,000 shares authorized; 200,000
shares issued and outstanding for 2009 and 2008.	200	200
Additional paid-in capital	113,629,126	109,295,378
Accumulated deficit	(118,132,756)	(119,541,011)
Total stockholders' deficit	(3,474,663)	(9,236,625)

Total liabilities and stockholders' deficit	$19,642,237	$17,194,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
REVENUES
Commissions	$413,963	$136,743
Marketing fees and materials	736,057	267,098
Membership fees	6,286,505	4,635,009
Total revenues	7,436,525	5,038,850

COST OF SALES
Benefit and service cost	1,097,991	1,296,236
Sales commissions	3,573,199	2,741,332
Total cost of sales	4,671,190	4,037,568

GROSS PROFIT	2,765,335	1,001,282

OPERATING EXPENSES
Amortization	341,591	714,031
Depreciation	109,372	46,980
Office related expenses	706,747	358,643
Payroll and employee benefits	2,307,229	1,823,253
Professional fees	2,030,819	721,153
Selling and marketing	1,829,928	1,975,125
Travel	138,937	301,629
Total Operating Expenses	7,464,623	5,940,814

Loss from operations before other income and expense	(4,699,288)	(4,939,532)

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of warrants	6,618,795	(8,150,000)
Interest expense	(80,486)	(35,537)
Interest income	3,001	14,872
Loss on conversion of note payable	-	(242,653)
Other	14,400	1,995
Total other income (expense)	6,555,710	(8,411,323)

Net income (loss) before income taxes	1,856,422	(13,350,855)

Income taxes	-	-

Net income (loss)	1,856,422	(13,350,855)
Preferred stock dividend and accretion	(448,167)	(275,106)

Net income (loss) available to common stockholders	$1,408,255	$(13,625,961)

Basic earnings (loss) per share	$0	$(0.10)

Basic weighted average number of common shares outstanding	1,013,456,275	140,981,596

Diluted earnings (loss) per share	$0	$(0.10)

Diluted weighted average number of common shares outstanding	1,352,104,809	140,981,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,856,422	$(13,350,855)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	341,591	714,031
Depreciation	109,372	46,980
(Gain) loss on change in fair value of warrants	(6,618,795)	900,000
Loss on conversion of note payable	-	242,653
Loss on the issuance of warrants	-	7,250,000
Share-based payments to employees and consultants	80,227	94,556
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	6,726	(26,847)
Decrease (increase) in non-trade receivables - related party	1,401	(11,084)
Decrease (increase) in deferred expenses	95,157	(1,256,490)
Increase in deposits and advances	(18,021)	(26,578)
Decrease (increase) in deferred customer acquisition costs	37,561	(253,839)
Decrease in deposits and other assets	260,520	-
Decrease in accounts payable and accrued expenses	(849,864)	(85,568)
Decrease in deferred compensation - related party	(19,970)	(40,730)
(Decrease) increase in deferred revenue	(160,532)	250,411
Net cash used in operating activities	(4,878,205)	(5,553,360)

Cash flows from investing activities:
Purchase of property and equipment	(182,557)	(220,169)
Increase in restricted cash	-	(250,000)
Net cash used in investing activities	(182,557)	(470,169)

Cash flows from financing activities:
Deferred acquisition payments	(117,274)	-
Equity issuance costs	-	(380,000)
Net proceeds from credit card borrowing	36,044	63,361
Payments on capital lease obligations	(27,194)	(22,916)
Payments made on notes payable	(14,500)	(15,932)
Proceeds from exercise of common stock warrants	1,000	42,000
Proceeds from private placement equity issuance	-	500
Proceeds from sale of preferred stock and warrants	8,000,000	7,000,000
Net cash provided by financing activities	7,878,076	6,687,013
Increase in cash	2,817,314	663,484

Beginning cash	238,437	2,161,042

Ending cash	$3,055,751	$2,824,526

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$29,625	$2,229

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

The Amacore Group, Inc. (the “Company,” “Amacore,” “we,” “our,” and “us” all refer to The Amacore Group, Inc. together with its consolidated subsidiaries) is primarily a provider and marketer of healthcare-related products, including healthcare benefits, dental and vision networks, and administrative services such as billing, fulfillment, patient advocacy, claims administration and servicing.  The healthcare-related membership programs primarily marketed by the Company include limited and major medical programs, supplemental medical and discount dental programs for individuals and families.  The Company distributes these products and services through various distribution methods such as its agent network, direct response marketing companies, DRTV (Direct Response TV), inbound call centers, in-house sales representatives, network marketing and affinity marketing partners.  The Company’s secondary line of business is to provide and market membership programs through these same marketing channels.  These membership programs utilize the same back office and systems creating marketing efficiencies to provide low cost ancillary products such as pet insurance, home warranty, involuntary unemployment insurance, and accident insurance.

The Company operates through five different business divisions:

•
LifeGuard Benefit Services Division – This division generates revenue primarily from the sale of healthcare benefit membership plans and provides product fulfillment, customer support, membership billing, claims administration, provider membership network maintenance and information technology.  The Company operates this division through LifeGuard Benefit Services, Inc., a wholly owned subsidiary of the Company (“LifeGuard”).

•
U.S. Health Benefits Group Division – This is an inbound lead generation telemarketing operation primarily marketing major and limited medical benefit plans.  The Company operates this division through US Health Benefits Group, Inc., US Healthcare Plans, Inc. and On the Phone, Inc., each a wholly owned subsidiary of the Company  (collectively, “USHBG”).

•
Zurvita Marketing Division – This division is a network marketing company that sells healthcare products, financial services, and consumer products to individuals and families. The Company operates this division through Zurvita, Inc., a wholly owned subsidiary of the Company (“Zurvita”).

•
JRM Benefits Consultants Division – This division markets various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups.  The Company operates this division through JRM Benefits Consultants, LLC, a wholly owned subsidiary of the Company (“JRM”).

•
Corporate and Other Division – This division provides management and financial support to the Company’s various divisions and is responsible for corporate governance and compliance. The Company operates this division through The Amacore Group, Inc. and its wholly owned subsidiary Amacore Direct Marketing, Inc.  Other legal entities such as LBI Inc. and LBS Acquisition Corp. which do not have any activity are included within the other division segments.  These entities were originally created for strategic transaction purposes.

Management’s Assessment of Liquidity

At March 31, 2009, the Company had negative working capital of approximately $2.9 million, and accumulated deficit of approximately $118.1 million.  For the three months ended March 31, 2009, the Company had an operating loss of approximately $4.7 million, net income of approximately $1.9 million, and negative cash flows from operating activities of approximately $4.9 million.

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During 2009, the Company has raised from an outside source $8 million of equity funding.  In order to raise capital, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our  stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Amacore and its wholly-owned subsidiaries, Amacore Direct Marketing Inc., JRM, LBI, LifeGuard, USHBG, and Zurvita.  Intercompany balances and transactions have been eliminated in consolidation.

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

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.  In January 2008, the Company entered into an arrangement with a third party to expand distribution of the Company’s products.  The terms of this arrangement led to a significant increase in refunds and chargebacks.  Refunds and chargebacks totaled approximately $816 thousand and $1 million for the three months ended March 31, 2009 and 2008, respectively and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimate for an allowance for refunds and chargebacks totaled approximately $348 thousand and $350 thousand at March 31, 2009 and 2008, respectively and were included in accrued expenses and other liabilities in the accompanying balance sheets.

Commissions

The Company is paid a commission for its sales of third-party products. Commissions are recognized as products are sold and services performed and the Company has accomplished all activities necessary to complete the earnings process.

Marketing Fees and Materials

The Company markets certain of its products through a multi-level sales organization whereby independent distributors establish their own network of associates.  The independent distributors pay the Company a fee to become marketing representatives on behalf of the Company.  In exchange, the representatives receive access, on an annual basis, to various marketing and promotional materials and tools as well as access to customized management reports; accordingly, revenue from marketing fees is recognized over an annual period.  The Company also earns ancillary revenue from the sale of marketing materials to third parties.  Revenue is recognized when marketing materials are delivered.

Concentration of Credit Risk

For the three months ended March 31, 2009, revenue generated by LifeGuard represented approximately 77% of total consolidated revenue.  LifeGuard’s products are dependent upon strategic relationships with insurance companies; accordingly, a change in these strategic relationships, contractual or otherwise, could negatively impact the Company’s business.

For the three months ended March 31, 2009, one third-party-telemarketing-company that sells certain LifeGuard products represents approximately 36% of LifeGuard’s revenue and approximately 28% of consolidated revenue.

At certain times, the Company’s bank deposits exceed the amounts insured by the FDIC. As of March 31, 2009, the Company had deposits in excess of FDIC insured limits of $2.9 million.  Should the financial institution cease operations when the Company’s deposit balances exceed FDIC insured limits, it could be a significant disruption to the Company’s cash flow.  Management continually monitors the Company’s banking relationships to manage this risk.  In addition, a majority of the Company’s credit card processing is with one merchant processor.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates requiring a high degree of management’s subjective judgments include the allowance for sales refunds and chargebacks, capitalization of certain assets, depreciable/amortizable lives, impairment of  long-lived assets, the expected volatility of common stock, and the fair value of common stock and warrants issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments.  Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from sales of memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customers are reviewed to arrive at appropriate allowances.  Based on the Company’s historical experience, the fact that a majority of payments are made by credit card and an assessment of specific accounts, no allowance was required at March 31, 2009 or December 31, 2008.

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

Deferred Customer Acquisition Costs

Customer acquisition costs relate to contractual arrangements with certain marketing companies primarily for the sale of LifeGuard products. Payments are made as leads are provided and are amortized to cost of goods sold over a term relevant to the expected life of the membership.  The majority of these costs are amortized on an accelerated basis over a period less than twelve months, in proportion to recognition of the related revenue.  At March 31, 2009 and December 31, 2008, unamortized customer acquisition costs of $1.4 million and $1.6 million, respectively, are included in deferred expenses and $370 thousand and $407 thousand, respectively, are included in deferred customer acquisition costs in the accompanying balance sheets.  Amounts paid for leads that do not result in a sale are expensed immediately as a selling and marketing expense.

In January 2008, the Company entered into an arrangement with a third party to expand distribution of the Company’s products resulting in an increase in customer acquisition costs.  Customer acquisition costs of $0 thousand and $1.3 million for the three months ended March 31, 2009 and 2008, respectively, are included in selling and marketing in the accompanying statements of operations.

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

For purposes of testing goodwill impairment, each of our reportable segments is a reporting unit. We review each reporting unit for possible goodwill impairment by comparing the estimated fair value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated fair value exceeds the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation applying the guidance of Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit.  The carrying value of goodwill for the reporting unit is written down to this implied value.

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

Advertising Costs

Advertising costs are charged to expense as incurred. For the three months ended March 31, 2009 and 2008, advertising costs were approximately $81 thousand and $6 thousand, respectively.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R).  SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.  The Company uses the Black-Scholes Option Pricing Model in computing the fair value of warrant instrument issuances and uses closing market prices in computing the fair value of Common A and Common B stock issuances.

The Company determines the measurement date of its share-based payments made to non-employees in accordance EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).  EITF 96-18 requires the issuer to measure the fair value of the equity instrument using the stock price or other measurement assumptions as of the earlier of either of the following:  the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete.

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications that bifurcation is required, and separate accounting for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt or equity instrument. The resulting discount to the face value of the debt instruments is amortized through periodic charges to interest expense using the effective interest rate method.  The resulting discount to the redemption value of convertible preferred securities is accreted through periodic charges to dividends over the period to the earliest conversion date.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to purchase the Company’s common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement, (b) physical or net share settlement is not within the control of the Company, or (c) based on its settlement provisions, the instrument is determined not to be indexed to the Company’s common stock.  In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Option Pricing Model.

Other convertible instruments that are not derivative financial instruments are accounted for pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF 00-27) by recording the intrinsic value of the embedded conversion feature as a discount from the initial value of the instrument and accreted back to face value over the term of the instrument or to the earliest conversion date as applicable using the effective interest rate method.

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).  Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided against deferred tax assets based on the weight of available evidence when it is more likely than not that some or all of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of operations.

Fair Value Measurements

Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition.  However, in certain cases, the transaction price may not represent fair value. Prior to SFAS 157, the fair value of a liability was often based on a settlement price concept, which assumed the liability was extinguished.  Under SFAS 157, fair value is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.  Accordingly, fair value is no longer determined based solely upon the perspective of the reporting entity.  When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach.  SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs.  SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.  SFAS 157 establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  SFAS 157 defines the input levels as follows:

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

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128) which requires the disclosure of basic and diluted earnings per common share for all periods presented.  Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method for warrants and the if converted method for convertible preferred stock and convertible debt. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic earnings (loss) per share when the issuance of the shares is no longer contingent and in the computation of diluted earnings (loss) per share based on the number of shares issuable as if the end of the reporting period were the end of the contingency period.  Weighted average shares outstanding include both Class A and Class B common stock.  There is no difference between the dividend rights and earnings allocation of Class A and Class B common stock.

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the three months ended:

	March 31, 2009	March 31, 2008

Beneficial conversion feature accretion	$-	$57,566

Conversion value of notes payable and interest to preferred stock	-	645,814

Payment of accounts payable with common stock	592,721	-

Preferred stock dividends	448,167	217,540

Property and equipment acquired under capital lease obligations	282,574	161,567

Reclassification of noncompensatory warrants from equity to liability	-	44,000

 NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the components of goodwill and other intangible assets as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	Gross
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Goodwill	$6,408,605	$-	$6,408,605
Customer and vendor relationships	2,639,000	293,221	2,345,779
Software	581,314	123,709	457,605
Trademarks and tradenames	475,825	266,253	209,572
Total	$10,104,744	$683,183	$9,421,561

	December 31, 2008
	Gross
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Goodwill	$6,408,605	$-	$6,408,605
Customer and vendor relationships	2,639,000	146,610	2,492,390
Software	563,052	61,856	501,196
Trademarks and tradenames	475,825	133,125	342,700
Total	$10,086,482	$341,591	$9,744,891

Goodwill represents the excess of the purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed in respect to the JRM, LifeGuard and USHBG acquisitions.  None of this goodwill is expected to be deducted for tax purposes.

Amortization expense related to all of the Company’s identifiable intangible assets for the three months ended March 31, 2009 and 2008 was $342 thousand and $714 thousand, respectively.   Future amortization of intangible assets is shown in the following table:

2009	$683,927
2010	807,047
2011	619,504
2012	590,667
2013	146,611
Thereafter	-
Total	$2,847,756

The weighted-average remaining amortization period for customer and vendor relationships, software and amortizable trademarks and trade names is 4 years, 1.64 years and 1 month, respectively.

The table below presents the total carrying amount by intangible asset class for intangible assets not subject to amortization.

	March 31, 2009	December 31, 2008
Goodwill	$6,408,605	$6,408,605
Trademarks and tradenames	165,200	165,200
	$6,573,805	$6,573,805

NOTE 5 – LOANS AND NOTES PAYABLE

Loans and Notes payable consist of the following:

	March 31, 2009	December 31, 2008

Promissory notes payable to investors and stockholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	$425,000	$425,000

Convertible promissory notes payable to investors and stockholders; bearing interest ranging from 10% to 11% per annum; due through December 2006; currently in default	100,000	100,000

Promissory notes payable to investors and stockholders; bearing interest of 1.53% per annum; due through June 2004, increasing to 15% thereafter, currently in default	114,950	114,950

Promissory notes payable to Company Executives bearing interest of 6% per annum; payable on demand	800,000	814,500

Revolving consumer credit cards	414,529	378,485

Capital lease obligations, at interest rates ranging from 5.2% to 10%	349,218	93,838

Promissory notes payable to related parties (on demand; noninterest bearing)	18,592	18,592

Total loans and notes payable	$2,222,289	$1,945,365

At the date of issue of each of the convertible notes, the conversion price was equal to or exceeded the stock price at the time of issue, and as such, no intrinsic value was allocated to the embedded option of each note.  As of March 31, 2009 and December 31, 2008, all of the promissory notes payable are classified as current due to either maturity dates or events of default.

The following schedule details the future payments on capital leases:

Current	$115,526
2010	96,727
2011	90,461
2012	73,573
2013	47,595
Total minimum payments	423,882
Less: Amount representing interest	(74,664)
Present value of capital lease obligations	349,218
Less: Current Portion	(88,148)
Long-term capital lease obligations	$261,070

NOTE 6 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value in the consolidated financial statements include certain redeemable and other non-compensatory warrants.  The fair value of these warrants was determined by an independent valuation specialist using the Black-Scholes Option Pricing Model.

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy are summarized as follows:

March 31, 2009
Fair Value Measurements at Reporting Date Using

	Significant
	Unobservable
	Inputs	Total
	(Level 3)	Fair Value
Warrants	$11,016,569	$11,016,569
Total liabilities	$11,016,569	$11,016,569

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 2, based upon the priority of inputs to respective valuation techniques.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include:  (1) warrant instruments which contain redemption provisions which under certain circumstances may require cash settlement or were determined, based on their settlement provisions, not to be indexed to the Company’s stock and (2) certain non-compensatory warrants.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.

The changes for the three months ended March 31, 2009 in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Using Significant Unobservable Inputs
(Level 3)
Warrants

	Balance Beginning of Period	Reclassification of Warrants as Liabilities	Issuance	(Gain) Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Three Months Ended March 31, 2009
Warrants	$13,315,364	$-	$4,320,000	$(6,618,795)	$11,016,569

For the three months ended March 31, 2009, total unrealized gains (losses) of approximately $6.6 million, are included in earnings in the Statement of Operations caption “Gain (loss) on change in fair value of warrants.”

Fair value of Financial Instruments

The fair values of accounts receivable and accounts payable approximate the carrying values due to the short term nature of these instruments.  The fair values of the notes payable approximate their carrying amounts as interest rates on these obligations are representative of estimated market rates available to the Company on similar instruments.

NOTE 7 —PREFERRED STOCK

The Company is authorized to issue 20 million shares of preferred stock.

On March 5, 2009, the Board of Directors of the Company approved the elimination of series B, C, D, E, J, and K Preferred Stock.

Series G, H and I Preferred Stock are entitled to receive dividends payable on the stated value of the preferred stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter.  Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds legally available for the payment of dividends.  Dividends are payable in cash or Class A common stock, at the option of the holder.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  At March 31, 2009 and December 31, 2008, accrued and unpaid dividends related to the preferred stock are $1.3 million and $880 thousand, respectively.  The Company’s Series A Preferred Stock does not accrue dividends.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, and before any junior security of the Company, the holders of preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the stated value of holder’s respective preferred stock series plus the aggregate amount of accumulated but unpaid dividends on each share of preferred stock.  If, upon a liquidation event, the assets of the Company are insufficient to permit payment in full to such holders of the aggregate amount that they are entitled to be paid by their respective terms, then the entire assets, or proceeds thereof, available to be distributed to the Company’s stockholders shall be distributed to the holders of the preferred stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.  The liquidation value of Series A, G, H, and I as of March 31, 2009 were $155 thousand, $12.9 million, $4.2 million and $16.8 million, respectively.

The table below sets forth the preferred stock outstanding as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
Series A	155	155
Series G	1,200	1,200
Series H	400	400
Series I	1,650	850
	3,405	2,605

Series A Preferred Stock

As of March 31, 2009, 155 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were outstanding. There were no issuances of Series A Preferred Stock during the three month period ended March 31, 2009.  Each share of Series A Preferred Stock is convertible into 2,000 shares of Class A common stock, subject to adjustment for stock dividend, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or certain other corporate events.  As of March 31, 2009, the outstanding shares of Series A Preferred Stock were convertible into 310,000 shares of Class A common stock.

Series G Preferred Stock

Each share of Series G Convertible Preferred Stock (“Series G Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $5.00 (the “Series G Conversion Price”).  The Series G Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A common stock or securities convertible into or exercisable for Class A common stock at a price per share or conversion price less than the then applicable Series G Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A common stock, the holders of the Series G Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A common stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A common stock issuable upon conversion of the Series G Preferred Stock.  In addition, if on November 7, 2009, the Series G Conversion Price then in effect is higher than the current conversion price of the Company’s Class A Common Stock, then the Series G Conversion Price shall be reduced to such current conversion price (provided that the conversion price shall not be reduced below $0.01).  If on July 15, 2011, any share of Series G Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series G Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series G Preferred Stock into Class A common stock at the then applicable Series G Conversion Price.

If the Series G Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009, elect to redeem all, but not less than all, of the outstanding Series G Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

No shares of Series G Preferred Stock were issued during the three month period ended March 31, 2009.

As of March 31, 2009, 1,200 shares of Series G Preferred Stock were outstanding and convertible into 2,400,000 Class A common shares.

Series H Preferred Stock

Each share of Series H Convertible Preferred Stock (“Series H Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $5.00 (the “Series H Conversion Price”).  The Series H Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A common stock or securities convertible into or exercisable for Class A common stock at a price per share or conversion price less than the then applicable Series H Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A common stock, the holders of the Series H Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A common stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A common stock issuable upon conversion of the Series H Preferred Stock.  In addition, if on November 7, 2009, the Series H Conversion Price then in effect is higher than the current market price of the Company’s Class A common stock, then the Series H Conversion Price shall be reduced to such current conversion price (provided that the conversion price shall not be reduced below $0.01).  If on July 15, 2011, any share of Series H Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series H Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series H Preferred Stock into Class A common stock at the then applicable Series H Conversion Price.

If the Series H Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009, elect to redeem all, but not less than all, of the outstanding Series H Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

No shares of Series H Preferred Stock were issued during the three month period ended March 31, 2009.

As of March 31, 2009, 400 shares of Series H Preferred Stock were outstanding and convertible into 800,000 Class A common shares.

Series I Preferred Stock

Each share of Series I Convertible Preferred Stock (“Series I Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $5.00 (the “Series I Conversion Price”).  The Series I Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A common stock or securities convertible into or exercisable for Class A common stock at a price per share or conversion price less than the then applicable Series I Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A common stock, the holders of the Series I Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A common stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A common stock issuable upon conversion of the Series I Preferred Stock.  In addition, if on November 7, 2009 the Series I Conversion Price then in effect is higher than the current market price of the Company’s Class A common stock, then the Series I Conversion Price shall be reduced to such current market price (provided that the conversion price shall not be reduced below $0.01).  If on July 15, 2011 any share of Series I Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series I Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series I Preferred Stock into Class A common stock at the then applicable Series I Conversion Price.
If the Series I Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009 elect to redeem all, but not less than all, of the outstanding Series I Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

So long as there is an aggregate of not less than 363 shares of Series I Preferred Stock and Series D Preferred Stock issued and outstanding (subject to appropriate adjustment for any stock split, stock dividend combination or other similar event with respect to the Series I Preferred Stock), the majority of the holders of Series I Preferred Stock, voting exclusively as a separate class and with each share of Series I Preferred Stock entitled to one vote, shall have the right to nominate and elect two of the members of the Board of Directors of the Company.

In January and March 2009, the Company issued 400 shares each (800 shares total) of its Series I Preferred Stock and a warrant agreement to acquire 45,000,000 shares each (90,000,000 shares total) of the Company’s Class A common stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $8,000,000.  Due to certain settlement provisions, these warrants were determined not to be indexed to the Company’s stock under the provisions of EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, and are therefore classified as liabilities.  The fair value of the warrants was determined by a third–party valuation specialist based upon the Black-Scholes Option Pricing Model.

At issuance, the fair value of the warrants was allocated to the warrants and the residual value of approximately $3.7 million was allocated to the Series I Preferred Stock.

At March 31, 2009, the fair value of these warrants is approximately $3.4 million. The effect of mark-to market adjustments was a decrease in value of $945 thousand and has been recorded as “Gain on change in fair value of warrants” within the accompanying Statement of Operations.  See Note 11 for additional fair value disclosure information.

As of March 31, 2009, 1,650 shares of Series I Preferred Stock were outstanding and convertible into 3,300,000 Class A common shares.

NOTE 8 – COMMON STOCK

The Company has authorized one billion three hundred sixty million (1,360,000,000) Class A common stock shares and one hundred twenty million (120,000,000) Class B common stock shares.  On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes.

NOTE 9 – WARRANTS AND SHARE-BASED AWARDS

Employee Stock Incentive Plan

In 1997 the Company adopted a Stock Incentive Plan (the “Plan”). The Plan is administered by the Board of Directors or a committee thereof and provides for options to purchase 750,000 shares of Class A common stock to be granted under the Plan to employees including officers, directors, independent contractors and consultants to the Company.  The Plan authorizes the issuance of incentive stock options (“ISOs”), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQSOs”) and stock appreciation rights (“SARs”).  Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding Class A common stock of the Company or a subsidiary of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the Class A common stock at the time of grant. Generally, options shall vest at 20%, per year, and shall be outstanding for ten years. As of March 31, 2009 and December 31, 2008, no options have been granted under the Plan.

Warrants

During the three months ended March 31, 2009, the Company issued warrants to purchase an aggregate of 90,000,000 shares of Class A common stock.  At March 31, 2009, there were outstanding warrants to purchase approximately 321.3 million and 8.0 million shares of Class A and Class B common stock, respectively, exercisable at varying prices through 2014.

The following table summarizes the status of all warrants outstanding and exercisable at March 31, 2009:

Class A
Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	310,293,217	$ 0.37	4.43
$0.50 to $0.99	7,250,000	$ 0.50	3.69
$1.00 to $1.49	1,450,000	$ 1.23	1.11
	318,993,217	$ 0.38	4.40

Class B
Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	1,500,000	$ 0.16	1.16
$0.50 to $0.99	6,465,000	$ 0.50	3.68
$1.00 to $1.49	-	$ -	-
	7,965,000	$ 0.44	3.21

Equity Awards Issued

The following tables detail the equity award activity during 2009.  As of three months ended March 31, 2009, there were no equity awards issued for various purposes, such as employment compensation and for goods and services. The Company’s equity awards consist of both common stock and warrants to purchase common stock. In the event warrants are exercised, the Company will issue the corresponding authorized and available Class A common stock.

Equity Warrants

The following tables summarize the activity for compensatory warrants classified as equity:

	Class A Warrants
	Three Months Ended March 31,
	2009
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	13,125,000	$0.46	3.76	$-
Issued		-	-	-
Cancelled or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2009	13,125,000	$0.46	3.51	$-

Exercisable, at March 31, 2009	11,400,000	$0.43	3.43	$-

	Class B Warrants
	Three Months Ended March 31,
	2009
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	7,965,000	$0.44	3.46	$-
Issued	-	-	-	-
Cancelled or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding and exercisable at March 31, 2009	7,965,000	$0.44	3.21	$-

A summary of the status of all of the Company's non-vested equity warrants as of March 31, 2009, and the changes during the three months ended March 31, 2009, is presented below.  There were no non-vested outstanding Class B equity warrants outstanding as of March 31, 2009 and December 31, 2008, nor were there any issuances during the quarter.

	Class A Equity Warrants
	Three Months Ended
	March 31, 2009
	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	1,925,000	$0.41
Issued	-	-
Vested	(200,000)	0.43
Exercised	-	-
Non-vested at March 31, 2009	1,725,000	$0.41

As of March 31, 2009, there was approximately $428.7 thousand of total unrecognized compensation cost related to non-vested warrants that is expected to be recognized over a weighted-average period of 2.2 years.  The intrinsic value of warrants exercised during the three month period ended March 31, 2009 and March 31, 2008 was $0 and $34 thousand, respectively.  The total fair value of warrants vested during the three month period ended of March 31, 2009 was $86 thousand. The weighted average grant date fair value of warrants granted during the three month periods ended March 31, 2009 and 2008 was $0 and $0.43, respectively.

Liability Warrants

Certain of these warrants are liability instruments issued in conjunction with preferred stock and convertible promissory notes.  These warrants are classified as liability instruments in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and potentially settled in a Company’s Own Stock as net share settlement is not considered within the Company’s control and EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock due to non-standard anti-dilutive provisions.  At March 31, 2009, there were warrants to purchase 308 million shares of Class A and Class B common stock that were classified as liabilities.  The remaining warrants are compensatory warrants, issued to employees and others in exchange for services.

The fair value of each option award classified as a liability on the balance sheet is estimated on the date of the grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Assumptions used to determine the fair value of the stock options and warrants granted are as follows:

March 31, 2009
Weighted average values:
Expected dividends	0%
Expected volatility	117% - 131%
Risk free interest rate	1.46% - 1.69%
Expected life	5 years

A summary of the status of the Company's non-compensatory warrants classified as liabilities on the balance sheet is presented below.

	Three Months Ended
	March 31, 2009
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	218,368,217	$0.37	4.47	$458,500
Granted	90,000,000	0.38	-	-
Exercised	-	-	-	-
Cancelled or Expired	(150,000)	0.01	-	-
Outstanding at March 31, 2009	308,218,217	$0.37	4.43	$210,000

Exercisable at March 31, 2009	307,593,217	$0.37	4.43	$210,000

A summary of the status of all of the Company's non-vested liability warrants as of March 31, 2009, and the changes during the three months ended March 31, 2009, is presented below.  There were no non-vested outstanding Class B liability warrants outstanding as of March 31, 2009 and December 31, 2008, nor were there any issuances during the quarter.

	Class A Liability Warrants
	Three Months Ended ,
	March 31, 2009
	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	1,250,000	$0.45
Granted	-	-
Vested	(625,000)	0.45
Forfeited	-	-
Non-vested at March 31, 2009	625,000	$0.45

Stock Awards Issued

During the three months ended March 31, 2009 and 2008, 19,757,377 and 25,000 thousand shares of common stock were issued for various purposes, such as employment compensation and for goods and services, respectively.  The Company’s stock awards consist of Class A and Class B common stock.  The grant date fair value is based on the share price as of the award date.  For the three months ended March 31, 2009 and 2008, $0 and $12,000, respectively, of share-based compensation was recognized within the Statement of Operations.

Stock-Based Compensation Expense

For the three months ended March 31, 2009 and 2008, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	For the Three Months Ended
	March 31,
	2009	2008
Stock-based compensation:
Professional fees	$-	$94,556
Payroll and employee benefits	80,227	-
Total	$80,227	$94,556

NOTE 10 - RELATED PARTY TRANSACTIONS

As part of the acquisition agreement between the Company and JRM, the Company assumed $287 thousand of liabilities of which $163 thousand and $69 thousand represented personal credit card balances and business credit lines, respectively. The Company will continue to pay the monthly required payments for 18 months and will continue to do so if the 18-month minimum sales target of JRM is met.  The liabilities are personally guaranteed by two of the Senior Vice Presidents of JRM and are recorded within the Company’s notes and loans payable category of the Balance Sheet.  As of March 31, 2009 and December 31, 2008, the outstanding balance of these personal credit cards and business credit lines was $198 thousand and $203 thousand, respectively.

LifeGuard markets a membership product, which it licenses from DirectMed, a company 33% owned by an employee and former majority shareholder of LifeGuard.   LifeGuard pays DirectMed a branding fee based on the number of memberships sold. During the three month periods ended March 31, 2009 and 2008, LifeGuard paid DirectMed approximately $121 thousand and $60 thousand, respectively, in branding fees.  In addition, LifeGuard owed DirectMed approximately $485 thousand and $524 thousand as of March 31, 2009 and December 31, 2008, respectively, for unpaid branding fees.  Branding fees are included in sales commissions in the accompanying Statements of Operations.

In 2008, the Company and Jay Shafer (Chief Executive Officer) entered into promissory notes in the amount of $800 thousand  payable to Jay Shafer evidencing loans made by Mr. Shafer to the Company.  The promissory notes bear interest at 6% and are payable upon demand.  As of March 31, 2009, the principal balance remains outstanding and the Company has recorded accrued interest expense of approximately $231 thousand.

NOTE 11 – SEGMENT ANALYSIS

The Company's reportable segments are strategic business units that offer different products and services and have separate management teams and each respective segment’s financial performance is analyzed separately for making operational and financial decisions. The business units represent five reportable segments: JRM, LBI, LifeGuard, USHBG, Zurtiva and Corporate and Other. The LifeGuard segment is the Company’s operations division consisting of product fulfillment, customer support, membership billing, claims administration, provider membership network maintenance and information technology.  LifeGuard generates revenue primarily from the sale of healthcare benefit membership plans. USHBG segment is an outbound telemarketing company primarily marketing major and limited medical benefit plans.  The Zurvita segment is a multi-level marketing company that sells healthcare, financial services and consumer products to individuals and families.  The JRM segment markets various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups. The Corporate and Other segment provides management and financial support to the Company’s various divisions as well as performs corporate governance and compliance. The Corporate and Other segment recognizes residual revenue from agreements entered into prior to the acquisitions of LifeGuard, JRM and USHBG.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company's reportable segments is shown in the following:

	For the Three Months Ended March 31, 2009
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$5,716,789	$1,267,911	$1,133,139	$54,627	$146,811	$8,319,277

Net income (loss) before in income taxes	$(434,405)	$(373,549)	$(1,252,680)	$(151,513)	$4,068,569	$1,856,422

Income taxes	-	-	-	-	-	-

Net income (loss)	$(434,405)	$(373,549)	$(1,252,680)	$(151,513)	$4,068,569	$1,856,422

Total assets held	$8,468,843	$6,214,944	$1,528,827	$184,752	$4,577,806	$20,975,172

	For the Three Months Ended March 31, 2008
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$4,360,248	$-	$313,334	$49,921	$315,347	$5,038,850

Net loss before income taxes	$(2,738,663)	$-	$(463,957)	$(123,163)	$(10,025,072)	$(13,350,855)

Income taxes	-	-	-	-	-	-

Net loss	$(2,738,663)	$-	$(463,957)	$(123,163)	$(10,025,072)	$(13,350,855)

Total assets held	$19,268,123	$-	$263,464	$492,020	$3,397,973	$23,421,580

Total depreciation and amortization expense for the three months ended March 31, 2009 for LifeGuard, USHBG, Zurvita, JRM and Corporate and Other was $245 thousand, $182 thousand, $8 thousand, $1 thousand and $15 thousand, respectively.  For the three months ended March 31, 2008, total depreciation and amortization expense for LifeGuard, USHBG, Zurvita, JRM and Corporate and Other was $744 thousand, $0, $0, $6 thousand and $11 thousand, respectively.

A reconciliation of segment revenue and assets to consolidated revenue and assets is as follows:

	March 31, 2009	March 31, 2008
Revenues
Total revenues for reportable segments	$8,319,277	$5,038,850
Elimination of intersegment revenues	$(882,752)	-
Total consolidated revenue	$7,436,525	$5,038,850

Net Income (Loss)
Total Income or Loss for reportable segments	$1,856,422	$(13,350,855)
Elimination of intersegment profits	-	-
Total Income (Loss)	$1,856,422	$(13,350,855)

Assets
Total assets for reportable segements	$20,975,172	$23,421,580
Elimination of intersegment receivables	(1,332,935)	-
Total consolidated assets	$19,642,237	$23,421,580

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through March 2010, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita’s anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 (the “2008 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-Q.

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations.  The MD&A is organized as follows:

•	Overview – This section provides a general description of our business and operating segments.

•
Results of operations – This section provides an analysis of our results of operations comparing the three months ended March 31, 2009 to 2008.  This analysis is provided on a consolidated and operating segment basis.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the three months ended March 31, 2009 and 2008 as well as a discussion of our liquidity and capital resources.

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

The Company operates through five different business divisions which also represent the Company’s operating segments:

•
LifeGuard Benefit Services Division – This division generates revenue primarily from the sale of healthcare benefit membership plans and provides product fulfillment, customer support, membership billing, claims administration, provider membership network maintenance and information technology.  The Company operates this division through LifeGuard Benefit Services, Inc., a wholly owned subsidiary of the Company (“LifeGuard”).

•	U.S. Health Benefits Group Division – This is an outbound telemarketing operation primarily marketing major and limited medical benefit plans. The Company operates this division through USHBG.

•
Zurvita Marketing Division – This is a multi-level marketing division that sells healthcare, financial services and consumer products to individuals and families.  The Company operates this division through Zurvita.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

	For the Three Months Ended March 31,
			Increase
	2009	2008	(Decrease)
Revenues	$7,436,525	$5,038,850	$2,397,675
Cost of Sales	4,671,190	4,037,568	633,622
Gross Profit	2,765,335	1,001,282	1,764,053

Operating Expenses	7,464,623	5,940,814	1,523,809
Operating Loss	(4,699,288)	(4,939,532)	240,244

Other Income (Expense)	6,555,710	(8,411,323)	14,967,033
Net Income (Loss)	1,856,422	(13,350,855)	15,207,277

Preferred Stock Dividend and Accretion	(448,167)	(275,106)	173,061

Net Income (Loss) Available to Common Stockholders	$1,408,255	$(13,625,961)	$15,034,216

Basic and Diluted Earnings (Loss) Per Share	$0.00	$(0.10)

Revenue:

Total revenue was approximately $7.4 million for the three months ended March 31, 2009, an increase of approximately $2.4 million from total revenue of approximately $5 million for the same period in 2008.  Revenue growth is attributable to the addition of strategic direct response marketing partnerships through expansion of new product offerings, extension of marketing channels and the continued growth in the Company's overall membership base.

Cost of Sales:

For the three months ended March 31, 2009, cost of sales was approximately $4.7 million, an increase of approximately $633 thousand from total cost of sales of $4 million for the respective period in 2008.  Cost of sales represented approximately 63% and 80% of total revenue for the three months ended March 31, 2009 and 2008, respectively.  The decrease in cost of sales as a percentage of total revenue is a direct result of the strategic acquisition of USHBG during the second quarter of fiscal 2008.  Commission expense paid by LifeGuard to USHBG for selling certain products is now eliminated upon consolidation.

For the three months ended March 31, 2009, sales commissions accounted for $3.6 million or 76% of cost of sales compared to $2.7 million or 68% for the respective period in 2008.  For the same period, medical benefit cost accounted for approximately $1.1  million, or 24%, compared to approximately $1.3 million, or 32%, for the respective period in 2008.

Gross Profit:

The Company’s gross profit was approximately $2.8 million or 37% of revenue for the three month period ended March 31, 2009 as compared to $1 million or approximately 20% of revenue for the three month period ended March 31, 2008.  While much of the improvement in gross profit is a direct result of the strategic acquisition of USHBG, there were also notable improvements in gross profit for LifeGuard and Zurvita as well.

Operating Expenses:

Our operating expenses for the three month period ended March 31, 2009 were $7.5 million as compared to $5.9 million for the three month period ended March 31, 2008.

The table below sets forth components of our operating expenses for the three months ended March 31, 2009 compared to the corresponding prior year period:

	Three Months Ended March 31,
			Increase
	2009	2008	(Decrease)

Amortization	$341,591	$714,031	$(372,440)
Depreciation	109,372	46,980	62,392
Office related expenses	706,747	358,643	348,104
Payroll and benefits	2,307,229	1,823,253	483,976
Professional fees	2,030,819	721,153	1,309,666
Selling and marketing	1,829,928	1,975,125	(145,197)
Travel	138,937	301,629	(162,692)

Total operating expenses	$7,464,623	$5,940,814	$1,523,809

Depreciation and amortization expense, which is computed on a straight-line method over the assets’ estimated lives, for the three months ended March 31, 2009, was $451 thousand a decrease of $310 thousand over the same prior year period.  This decrease is attributable to lower carrying balances of intangible assets as a result of an impairment taken at September 30, 2008.

Office related costs include rent, insurance, utilities and office maintenance. For the three month period ended March 31, 2009, said costs were $170 thousand, $54 thousand, $213 thousand, and $270 thousand, respectively.  The increase of $348 thousand for the three month period ended March 31, 2009 as compared to same prior year period is a result of growth in the Company’s operations as well as the addition of the acquired operations of USHBG.

Professional fees consist of consulting, accounting fees, contract labor, legal costs and litigation accruals. For the three month period ended March 31, 2009, said costs were $420 thousand, $635 thousand, $158 thousand and $817 thousand, respectively.   The Company's involvement in various legal proceedings and undergoing a first year audit with our new independent auditors has resulted in a significant increase in professional fees between 2009 and 2008 for the three month period ended March 31.

Payroll and related expenses for the three months ended March 31, 2009 was $2.3 million, an increase of $484 thousand over the same prior year period. Payroll and benefits have increased as a result of Company expansion and the USHBG acquisition.

Business travel expenses for the three months ended March 31, 2009 were $139 thousand, a decrease of $163 thousand over the same prior year period.  The decrease in travel is a result of the Company’s efforts to reduce non-essential costs.

Selling and marketing expenses for the three months ended March 31, 2009 were $1.8 million, an approximate decrease of $145 thousand over the same prior year period.  During the three months ended March 31, 2008, a major marketing campaign launched in which $1.3 million of commission was incurred that did not result in a billable sale and, accordingly, it was written off as a selling and marketing lead expense.  This marketing campaign and contract did not exist during the three months ended March 31, 2009; and to prevent this ineffective cost from occurring again, subsequent marketing contracts with direct response marketers now contain trial periods and commission payment structures that pay on leads that produce billable sales.  This decrease was offset by the lead cost of the USHBG division and various sales incentives utilized at Zurvita to grow its marketing representative base.

Other Income (Expense)

Interest expense:

Interest expense for the three months ended March 31, 2009 was $80 thousand compared to $36 thousand for the same period in 2008.  Growth in the notes payable and unpaid accrued dividend balances of preferred stock between the periods contributed to the increase in interest expense.

Loss on conversion of note payable:

There was no loss on conversion of notes payable for the three months ended March 31, 2009, while a loss of approximately $243 thousand was incurred for the three months ended March 31, 2008.

Gain (loss) on change in fair value of warrants:

Certain of the Company’s warrants are recorded at fair value with changes in their fair value reflected in the Company’s condensed consolidated Statement of Operations.  For the three months ended March 31, 2009, the gain on change in fair value of warrants was $6.6 million while an $8.2 million loss was incurred during the three months ended March 31, 2008.  The gain is a non-cash item not impacting operating cash flows or results of operations.  See Note 6 - Assets and Liabilities Measured at Fair Value to the financial statements contained elsewhere in this report for additional information with respect to the calculation of the change in fair value of warrants.

Net Income (loss):

The Company’s net income amounted to approximately $1.9 million for the three months ended March 31, 2009 as compared to approximately $13.4 million net loss for the same prior year period.  The significant change in the fair value of the Company’s warrants of approximately $6.6 million accounted for as liabilities mainly contributed to the Company’s overall net income for the three months ended March 31, 2009.

Preferred stock dividends and accretion:

Preferred stock dividends and accretion amounted to $448 thousand for the three months ended March 31, 2009 as compared to $275 thousand for the same period in 2008.  The increase was due to significant amounts of preferred stock issued by the Company subsequent to the three months ended March 31, 2008.

Earnings (loss) per common share:

Earnings (loss) per common share amounted to $0.00 for the three months ended March 31, 2009, compared to ($0.10) for the three months ended March 31, 2008.  The increase in earnings per share between the periods resulted from a $15 million increase in other income between the periods resulting from the change in fair value of warrants.

Segment Analysis

	For the Three Months Ended March 31, 2009
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Revenues	$5,716,789	$1,267,911	$1,133,139	$54,627	$146,811	$8,319,277

Cost of Sales	$(4,389,752)	$(345,805)	$(748,488)	$-	$(69,897)	$(5,553,942)

Gross Profit	$1,327,037	$922,106	$384,651	$54,627	$76,914	$2,765,335

Operating Expenses	$(1,755,322)	$(1,168,509)	$(1,637,331)	$(198,992)	$(2,704,469)	$(7,464,623)

Other Income (Expense)	$(6,120)	$(127,146)	$-	$(7,148)	$6,696,124	$6,555,710

Net Income (Loss)	$(434,405)	$(373,549)	$(1,252,680)	$(151,513)	$4,068,569	$1,856,422

	For the Three Months Ended March 31, 2008
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Revenues	$4,360,248	$-	$313,334	$49,921	$315,347	$5,038,850

Cost of Sales	$(3,563,379)	$-	$(253,148)	$(140)	$(220,901)	$(4,037,568)

Gross Profit	$796,869	$-	$60,186	$49,781	$94,446	$1,001,282

Operating Expenses	$(3,531,414)	$-	$(524,143)	$(164,777)	$(1,720,480)	$(5,940,814)

Other Expense	$(4,118)	$-	$-	$(8,167)	$(8,399,038)	$(8,411,323)

Net Loss	$(2,738,663)	$-	$(463,957)	$(123,163)	$(10,025,072)	$(13,350,855)

LifeGuard Division

LifeGuard’s revenue totaled approximately $5.7 million for the three months ended March 31, 2009 as compared to approximately $4.4 million for the same prior year period, an increase of approximately $1.4 million.  The increase is a result of marketing products through more strategic marketing relationships.  Cost of sales increased approximately $826 thousand to approximately $4.4 million for the three months ended March 31, 2009.  The cost of sales increase is a direct result of increased revenue.  Gross margin increased to 23% of total revenue for the three months ended March 31, 2009 as compared to 18% for the same prior year period.

Operating expenses and net loss decreased approximately $1.8 million and approximately $2.3 million, respectively, for the three months ended March 31, 2009 as compared to the same period of 2008.  Significant decreases in amortization expense and selling and marketing contributed to the overall decrease.  Amortization expense decreased approximately $535 thousand as a result of lower carrying amounts of intangible assets subject to amortization as a result of the impairment charge taken on September 30, 2008.  Selling and marketing decreased approximately $1.1 million as a result of the Company’s efforts to modify how it contracts with direct response marketers with respect to compensation, sale quality and volumes.

USHBG Division

USHBG was acquired on April 1, 2008 and, accordingly, its results of operations are only included for the three months ended March 31, 2009. USHBG achieved revenues and gross profit of approximately $1.3 million and $922 thousand, respectively.  Operating expenses and net loss were recognized in the amounts of approximately $1.2 million and $374 thousand, respectively. Significant operating expenses incurred were office related, payroll and employee benefits, selling and marketing in the amounts of $164 thousand, $273 thousand, and $510 thousand.

Zurvita Division

The Zurvita division was created in late January 2008. For the three months ended March 31, 2009 and 2008, Zurvita achieved total revenue of approximately $1.1 million and approximately $313 thousand, respectively, which primarily consisted of membership product sales to individual consumers and marketing fees paid by independent Zurvita marketing representatives of approximately $440 thousand and $58 thousand, respectively, and $601 thousand and $255 thousand for 2009 and 2008, respectively.  The increase in total revenue is a result of Zurvita operations being fully operational during the three months ended March 31, 2009.

Cost of sales included sales commissions paid to marketing representatives and the benefit and product cost associated with the products and services sold for the three months ended March 31, 2009 were approximately $588 thousand and $160 thousand, respectively, as compared to approximately $165 thousand and $89 thousand, respectively, for the three months ended March 31, 2008.

Zurvita incurred a net loss of approximately $1.3 million for the three months ended March 31, 2009. Significant operating costs incurred during the three months ended March 31, 2009, such as professional fees and payroll and employee benefits of approximately $548 thousand and $235 thousand, respectively, contributed to the division’s net loss. Legal expense represented approximately $528 thousand of the professional fee expense incurred.  Legal expense was primarily related to the ongoing litigation between Zurvita, Inc. and AmeriPlan.  See the Legal Proceedings (Item 3) within the Company’s Annual Report on Form 10-K for further discussion.  Additionally, various marketing initiatives were undertaken to recruit independent marketing representatives to sell Zurvita products.  The costs associated with these initiatives significantly contributed to the division’s net loss in the amount of approximately $744 thousand.

JRM Division

During the fourth quarter of 2008 and continuing in the first quarter of fiscal 2009, the division shifted its resources to market other insurance related products such as health, critical illness life, and dental insurance as a result of the national economic downturn in the mortgage market.  These products are being sold in the voluntary employee benefits market, through small employer groups and through agent and broker networks.  Despite the impact of the decline in demand for the division’s mortgage protection product, which was the main product that JRM was marketing during 2008, the division has maintained consistent revenue for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  Operating expenses increased approximately $34 thousand for the same period as a result of increased payroll and office related expenses attributable to added call center booths within JRM’s call center operation.

Corporate and Other

This division’s primary function is to provide executive managerial support and to provide financial resources to the Company’s various divisions and is responsible for corporate governance and compliance.  Operating expenses and net income were approximately $2.7 million and $4.1 million, respectively, for the three months ended March 31, 2009 as compared to operating expenses and net loss of $1.7 million and $10 million, respectively, for the same prior year period.  Defending the Company in various legal proceedings as well as growth in the Company’s operations has contributed to the increase in operating expenses.  The reduction in net loss is attributable to the significant change in fair value of certain warrants accounted for as liabilities.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the three month period ended March 31, 2009 to the corresponding prior fiscal year:

	March 31, 2009	March 31, 2008

Net cash used in operating activities	$(4,878,205)	$(5,553,360)
Net cash used in investing activities	(182,557)	(470,169)
Net cash provided by financing activities	7,878,076	6,687,013

Net increase in cash	$2,817,314	$663,484

 Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

For the Year Ended December 31,

2009	$365,849
2010	379,846
2011	290,880
2012	137,104
2013	141,204
Thereafter	194,389
$1,509,272

 Future minimum payments under capital lease obligations on a fiscal year basis are as follows (1)

2009	$115,526
2010	96,727
2011	90,461
2012	73,573
2013	47,595
$423,882

(1)           Payments include interest

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

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During 2009, the Company has raised from an outside source $8 million of equity funding.  In order to raise capital, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our  stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has $2 million of outstanding notes payable as of March 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Presently, our disclosure controls and procedures are not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management.  This conclusion was based on the material weaknesses identified with regard to internal controls over financial reporting, as described in the Company’s Annual Report for the year ended December 31, 2008.

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Amacore Group, Inc. vs. Clark A. Marcus, Jerry Katzman, MD,  and Giuseppe Crisafi, Case No. 0904006, and Giuseppe Crisafi, Dr. Jerry Katzman, and Clark Marcus vs. The Amacore Group, Inc., Case No. 094463, each  in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida Circuit Civil.   On February 17, 2009, the Company filed a petition for Declaratory Judgment seeking to determine its obligations under Consulting Agreements entered into by and between the Company and Mr. Marcus, Dr. Katzman and Mr. Crisafi and on February 25, 2009, Mr. Marcus, Dr. Katzman and Mr. Crisafi filed a separate civil action against the Company alleging various breaches of their respective consulting agreements.  The individual parties and the Company, wishing to disolve their dispute and the Company wishing, at least in part, to avoid the fees and costs associated with litigation, amicably resolved, for an undisclosed amount, the lawsuits pending betwen them pursuant to the terms of a confidential Settlement Agreement dated May 5, 2009, without any admission of wrongdoing by any party.  Pursuant to the Settlement Agreement, the Consulting Agreements generally were terminated (other than those provisions which by their terms survive termination or as specifically provided in the Settlement Agreement), an undisclosed amount was paid to Mr. Marcus, Dr. Katzman and Mr.Crisafi, certain health, dental and life insurance benefits continue and indemnification will continue as otherwise provided for in the Settlement Agreement and the Consulting Agreements.  In addition, the Settlement Agreement contains a general release by the Company in favor of Mr. Marcus, Dr. Katzman and Mr. Crisafi and, subject to certain exceptions, a general release in favor of the Company (and certain related parties) by Mr. Marcus, Dr. Katzman and Mr. Crisafi.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

400 Shares of Series I Preferred Stock were issued on January 13, 2009.  See the Forms 8-K filed with the SEC on January 13, 2009 and January 14, 2009 for additional information regarding this issuance.

400 Shares of Series I Preferred Stock were issued on March 31, 2009.  See the Forms 8-K filed with the SEC on March 20, 2009 and April 2, 2009 for additional information regarding this issuance.

Item 3. Defaults Upon Senior Securities

The information set forth in Note 10 – Loans and Notes Payable to the financial statements contained in this report is incorporated herein by reference.

Approximately $525 thousand of the notes in default listed in Note 10 – Loans and Notes Payable to the financial statements contained in this report are held by investors who have been supporters of the Company over the past years.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits:

1.01 Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated January 13 2009 (incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 13, 2009)

10.1 Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated January 13, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 13, 2009).

10.2 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated January 13, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 13, 2009).

10.3 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated January 13, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 13, 2009).

4.01 Amendment to Changes in Registrant’s Certifying Accountant, dated October 31, 2008 amended on March 12, 2009 (incorporated by reference Exhibit 16.1 to the Company’s Form 8-K filled with the Securities and Exchange Commission on October 31, 2008).

5.03 Certificate of Eliminating Reference to a Series of Stock, filed with the Delaware Secretary of State on March 13, 2009 (incorporated by reference to Exhibit 3.01 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2009).

5.03 Amendment Certificate of Eliminating Reference to a Series of Stock, filed with the Delaware Secretary of State on March 13, 2009 amended on March 13, 2009(incorporated by reference to Exhibit 3.01 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2009).

1.01 Series I Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated March 20,2009 (incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission March 31, 2009)

10.1 Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated March 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.2 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated March 31, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.3 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated March 31, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2009	/s/ Jay Shafer
Jay Shafer
Chief Executive Officer

Dated: May 12, 2009	/s/ Scott Smith
Scott Smith
Interim Chief Financial Officer

Dated: May 12, 2009	/s/ Jason Post
Jason Post
Principal Accounting Officer

EXHIBIT INDEX

1.01 Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated January 13 2009 (incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 13, 2009)

10.1 Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated January 13, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 13, 2009).

10.2 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated January 13, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 13, 2009).

10.3 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated January 13, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 13, 2009).

4.01 Amendment to Changes in Registrant’s Certifying Accountant, dated October 31, 2008 amended on March 12, 2009 (incorporated by reference Exhibit 16.1 to the Company’s Form 8-K filled with the Securities and Exchange Commission on October 31, 2008).

5.03 Certificate of Eliminating Reference to a Series of Stock, filed with the Delaware Secretary of State on March 13, 2009 (incorporated by reference to Exhibit 3.01 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2009).

5.03 Amendment Certificate of Eliminating Reference to a Series of Stock, filed with the Delaware Secretary of State on March 13, 2009 amended on March 13, 2009(incorporated by reference to Exhibit 3.01 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2009).

1.01 Series I Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated March 20,2009 (incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission March 31, 2009)

10.1 Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated March 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.2 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated March 31, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.3 Registration Rights Agreement by and between the Company and Vicis Capital Master Fund dated March 31, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).