Form 10-Q
period 2009-06-30
AMACORE GROUP, INC.
filed 2009-08-14
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐      Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

ndicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 10, 2009:
1,028, 864, 296 Class A Common Shares
200,000 Class B Common Shares

THE AMACORE GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Page No.

Item 1. Legal Proceedings.	37

Item 1a. Risk Factors.	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3. Defaults Upon Senior Securities.	38

Item 4. Submission of Matters to a Vote of Security Holders.	33

Item 5. Other Information.	39

Item 6. Exhibits.	36

Signatures	40

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash	$2,676,123	$238,437
Accounts receivable	613,016	612,945
Non-trade receivables - related party	17,481	26,699
Inventory	23,891	23,891
Deferred expenses	2,841,144	2,816,952
Deposits and advances	-	287,130
Total current assets	6,171,655	4,006,054

Property, plant and equipment (net of accumulated depreciation of $671,934 and $447,709 for 2009 and 2008, respectively)	1,154,252	863,537

Deferred customer acquisition costs	329,883	407,297
Goodwill and other intangible assets	9,171,196	9,744,891
Deposits and other assets	1,708,966	2,172,321
Total assets	$18,535,952	$17,194,100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,308,694	$3,064,721
Accounts payable - related party	485,013	524,633
Loans and notes payable	912,209	1,059,373
Notes payable - related party	818,592	833,092
Accrued expenses and other liabilities	2,835,186	2,429,315
Deferred compensation - related party	87,144	82,954
Deferred acquisition payments	962,500	472,670
Deferred revenue	2,575,682	2,752,365
Total current liabilities	10,985,020	11,219,123

Capital lease obligation	244,311	52,900
Deferred acquisition payments	359,000	648,399
Deferred compensation - related party	270,727	315,364
Accrued dividends	1,847,851	879,575
Fair value of warrants	8,121,833	13,315,364
Total liabilities	21,828,742	26,430,725

Stockholders' Deficit
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series G mandatorily convertible preferred stock; 1,200 shares authorized; 1,200 shares issued and outstanding for 2009 and 2008.	1	1
Series H mandatorily convertible preferred stock; 400 shares authorized; 400 shares issued and outstanding for 2009 and 2008.	-	-
Series I mandatorily convertible preferred stock; 10,000 shares authorized; 1,650 and 850 shares issued and outstanding for 2009 and 2008, respectively.	2	-
Series L mandatorily convertible preferred stock; 10,000 shares authorized; 450 and 0 shares issued and outstanding for 2009 and 2008, respectively.	-	-
Series A mandatorily convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding for 2009 and 2008.	-	-
Common Stock A, $.001 par value, 1,360,000,000 shares authorized; 1,028,864,296 and 1,008,806,919 shares issued and outstanding for 2009 and 2008, respectively.	1,028,864	1,008,807
Common Stock B, $.001 par value, 120,000,000 shares authorized; 200,000 shares issued and outstanding for 2009 and 2008.	200	200
Additional paid-in capital	115,238,453	109,295,378
Accumulated deficit	(119,560,310)	(119,541,011)
Total stockholders' deficit	(3,292,790)	(9,236,625)

Total liabilities and stockholders' deficit	$18,535,952	$17,194,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Commissions	$337,576	$542,002	$751,540	$678,745
Marketing fees and materials	840,258	470,213	1,576,316	737,311
Membership fees	6,263,555	6,575,425	12,550,059	11,320,732
Total revenues	7,441,389	7,587,640	14,877,915	12,736,788

COST OF SALES
Benefit and service cost	1,089,369	1,604,012	2,184,622	2,897,890
Sales commissions	3,785,956	3,630,820	7,361,893	6,372,152
Total cost of sales	4,875,325	5,234,832	9,546,515	9,270,042

GROSS PROFIT	2,566,064	2,352,808	5,331,400	3,466,746

OPERATING EXPENSES
Amortization	257,139	1,001,142	598,730	1,715,171
Depreciation	114,853	78,922	224,225	125,902
Office related expenses	579,236	554,139	1,285,983	912,782
Payroll and employee benefits	2,405,069	2,280,438	4,712,298	4,103,691
Professional fees and accrued loss contingency	2,603,449	(163,620)	4,634,268	557,533
Selling and marketing	1,518,654	2,739,775	3,348,581	4,827,832
Travel	80,421	337,756	219,357	639,385
Total Operating Expenses	7,558,821	6,828,552	15,023,442	12,882,296

Loss from operations before other income and expense	(4,992,757)	(4,475,744)	(9,692,042)	(9,415,550)

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of warrants	4,160,361	(760,178)	10,779,156	(8,910,178)
Interest expense	(74,149)	(94,633)	(154,635)	(130,170)
Interest income	1,263	2,241	4,260	17,113
Loss on conversion of note payable	-	-	-	(242,647)
Other	6	5,718	14,407	7,713
Total other income (expense)	4,087,481	(846,852)	10,643,188	(9,258,169)

Net income (loss) before income taxes	(905,276)	(5,322,596)	951,146	(18,673,719)

Income taxes	-	-	-	-

Net income (loss)	(905,276)	(5,322,596)	951,146	(18,673,719)
Preferred stock dividend and accretion	(522,278)	(388,969)	(970,445)	(664,075)

Net loss available to common stockholders	$(1,427,554)	$(5,711,565)	$(19,299)	$(19,337,794)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.04)	$(0.00)	$(0.13)

Basic and diluted weighted average number of common shares outstanding	1,027,731,258	147,549,553	1,020,633,200	144,235,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$951,146	$(18,673,719)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	598,730	1,715,171
Amortization on discount of notes payable		13,436
Depreciation	224,225	125,902
(Gain) loss on change in fair value of warrants	(10,779,156)	(5,839,822)
Loss on conversion of note payable	-	242,652
Loss on the issuance of warrants	-	14,750,000
Provision for doubtful accounts	-	50,662
Share-based payments to employees and consultants	147,710	1,187,068
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(71)	242,832
Decrease (increase) in non-trade receivables - related party	9,218	(27,729)
Increase in deferred expenses	(24,192)	(2,171,381)
Increase in deposits and advances	(29,840)	(429,901)
Decrease (increase) in deferred customer acquisition costs	77,414	(473,636)
Decrease (increase) in deposits and other assets	463,355	(1,152,348)
Increase (decrease) in accounts payable and accrued expenses	235,551	(1,883,563)
Decrease in deferred compensation - related party	(40,447)	(135,930)
(Decrease) increase in deferred revenue	(176,683)	471,480
Net cash used in operating activities	(8,343,040)	(11,988,826)

Cash flows from investing activities:
Acquisition payment	-	(1,215,568)
Purchase of property and equipment	(257,402)	(97,040)
Decrease in restricted cash	-	66,935
Net cash used in investing activities	(257,402)	(1,245,673)

Cash flows from financing activities:
Deferred acquisition payments	(1,213,048)	-
Equity issuance costs	-	(510,000)
Net reduction from credit card borrowing	(184,374)	(44,106)
Payments on capital lease obligations	(43,950)	-
Payments made on notes payable	(24,500)	(15,000)
Proceeds from exercise of common stock warrants	4,000	122,000
Proceeds from private placement equity issuance	-	500
Proceeds from promissory notes	-	575,000
Proceeds from sale of preferred stock and warrants	12,500,000	13,000,000
Net cash provided by financing activities	11,038,128	13,128,394
Increase (decrease) in cash	2,437,686	(106,105)

Beginning cash	238,437	2,161,042

Ending cash	$2,676,123	$2,054,937

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$21,341	$22,002

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2009

	Preferred Stock					Common		Paid-In	Accumulated
	Series A	Series G	Series H	Series I	Series L	Class A	Class B	Capital	Deficit	Total
December 31, 2008	$0.16	$1.20	$0.40	$0.85	$-	$1,008,807	$200	$109,295,378	$(119,541,011)	$(9,236,625)

Issuance of preferred stock				0.80	0.45			6,914,374		6,914,375

Common stock issuance for consulting services						19,757		572,963		592,720

Exercise of warrants						300		3,700		4,000

Share based compensation to employees								147,710		147,710

USHBG purchase price adjustment								(1,730,450)		(1,730,450)

Net loss available to common stockholders									(19,299)	(19,299)

Preferred stock accretion								34,778		34,778

June 30, 2009	$0.16	$1.20	$0.40	$1.65	$0.45	$1,028,864	$200	$115,238,453	$(119,560,310)	$(3,292,791)

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

•
JRM Benefits Consultants Division – This division historically marketed various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups.  In June 2009, the division reduced its call center focus and shifted to an agent distribution model for its products as well as other Amacore division products.  The Company operates this division through JRM Benefits Consultants, LLC, a wholly owned subsidiary of the Company (“JRM”).

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

Management’s Assessment of Liquidity

At June 30, 2009, the Company had negative working capital of approximately $4.8 million, an accumulated deficit of approximately $120 million and negative cash flows from operating activities of approximately $8.3 million.  For the six months ended June 30, 2009, the Company had an operating loss of approximately $9.7 million.

The Company believes that existing cash resources, together with increasing revenue and assuming the continued support of its majority stockholder, will be sufficient to sustain current planned operations for the next 12 months. The Company raised $12.5 million from its majority stockholder in three tranches completed in January 2009, March 2009 and June 2009.  Although management believes that the Company’s current cash position and anticipated revenue in 2009 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $1.1 million and $2 million for the three months ended June 30, 2009 and 2008, respectively, and $1.9 million and $3 million for the six months ended June 30, 2009 and 2008, respectively and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $374 thousand and $850 thousand at June 30, 2009 and 2008, respectively and were included in accrued expenses and other liabilities in the accompanying balance sheets.

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

Concentration of Credit Risk

For the six months ended June 30, 2009, revenue generated by LifeGuard represented approximately 77% of total consolidated revenue.  LifeGuard’s products are dependent upon strategic relationships with insurance companies; accordingly, a change in these strategic relationships, contractual or otherwise, could negatively impact the Company’s business.

For the six months ended June 30, 2009, one third-party telemarketing company that sells certain LifeGuard products represents approximately 28% of LifeGuard’s revenue and approximately 22% of consolidated revenue.

At certain times, the Company’s bank deposits exceed the amounts insured by the FDIC. As of June 30, 2009, the Company had deposits in excess of FDIC insured limits of approximately $2 million.  Should the financial institution cease operations when the Company’s deposit balances exceed FDIC insured limits, it could be a significant disruption to the Company’s cash flow.  Management continually monitors the Company’s banking relationships to manage this risk.  In addition, a majority of the Company’s credit card processing is with one merchant processor.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates requiring a high degree of management’s subjective judgments include the allowance for sales refunds and chargebacks, capitalization of certain assets, depreciable/amortizable lives, impairment of  long-lived assets, the expected volatility of common stock, and the fair value of common stock and warrants issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments.  Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Deferred Customer Acquisition Costs

Customer acquisition costs relate to contractual arrangements with certain marketing companies primarily for the sale of LifeGuard products. Payments are made as leads are provided and are amortized to cost of goods sold over a term relevant to the expected life of the membership.  The majority of these costs are amortized on an accelerated basis over a period less than twelve months, in proportion to recognition of the related revenue.  At June 30, 2009 and December 31, 2008, unamortized customer acquisition costs of $1.4 million and $1.6 million, respectively, are included in deferred expenses and $330 thousand and $407 thousand, respectively, are included in deferred customer acquisition costs in the accompanying balance sheets.  Amounts paid for leads that do not result in a sale are expensed immediately as a selling and marketing expense.

Customer acquisition costs of $1.2 million and $2 million for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $3.3 million for the six months ended June 30, 2009 and 2008 respectively, and are included in selling and marketing in the accompanying statements of operations.

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

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128) which requires the disclosure of basic and diluted earnings per common share for all periods presented.  Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method for warrants and the if converted method for convertible preferred stock and convertible debt. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic earnings (loss) per share when the issuance of the shares is no longer contingent and in the computation of diluted earnings (loss) per share based on the number of shares issuable as if the end of the reporting period were the end of the contingency period.  Weighted average shares outstanding include both Class A and Class B common stock.  There is no difference between the dividend rights and earnings allocation of Class A and Class B common stock.  For the six months ended June 30, 2009 and 2008, securities that could potentially dilute earnings per share in the future were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In April 2009, Financial Accounting Standards Board (“FASB”) Staff Position FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1”) This FSP amends Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting period ending after June 15, 2009.  As this pronouncement is only disclosure-related, it did not have an impact on our financial position and results of operations. The Company’s adoption of FSP No. 107-1 and APB 28- is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows. The disclosure requirements of this SFAS are presented below, in Note 7 – Assets and Liabilities Measured at Fair Value.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  For unrecognized subsequent events that must be disclosed to keep the financial statement s from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect or a statement that such an estimate cannot be made.  In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively.  This guidance does not impact our current condensed consolidated financial statements.  The Company’s adoption of SFAS No. 165 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows. The disclosure requirements of this SFAS are presented below, in Note 13 - Subsequent Event.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company’s adoption of SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued FASB Statement No. 167, “Amendment of FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities (VIEs). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company’s adoption of SFAS No. 167 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In July 2009, the FASB Accounting Standards Codification (“Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previously existing GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance (levels A through D), including original pronouncements of the FASB, Emerging Issues Task Force abstracts and other accounting literature. The Codification eliminates this hierarchy and replaced the previously existing GAAP (other than rules and interpretive releases of the SEC) with just two levels of literature: authoritative and nonauthoritative.

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the six months ended:

	June 30, 2009	June 30, 2008

Amortization of note payable discount	$-	$315,804

Beneficial conversion feature accretion	34,778	131,495

Common stock issued as acquisition consideration	-	9,000,000

Conversion value of notes payable and interest to preferred stock	-	640,165

Deferred acquisition payment	-	1,350,444

Payment of accounts payable with common stock	592,720	-

Preferred stock dividends	935,667	532,580

Preferred stock discount accretion	-	185,324

Property and equipment acquired under capital lease obligations	282,574	161,567

Reclassification of noncompensatory warrants from equity to liability	-	44,000

USHBG purchase price adjustment	742,950	-

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the components of goodwill and other intangible assets as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Gross
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Goodwill	$6,408,605	$-	$6,408,605
Customer and vendor relationships	2,639,000	439,832	2,199,168
Software	588,087	189,861	398,226
Trademarks and tradenames	475,825	310,628	165,197
Total	$10,111,517	$940,321	$9,171,196

	December 31, 2008
	Gross
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Goodwill	$6,408,605	$-	$6,408,605
Customer and vendor relationships	2,639,000	146,610	2,492,390
Software	563,052	61,856	501,196
Trademarks and tradenames	475,825	133,125	342,700
Total	$10,086,482	$341,591	$9,744,891

Goodwill represents the excess of the purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed in respect to the JRM, LifeGuard and USHBG acquisitions.  None of this goodwill is expected to be deducted for tax purposes.

Amortization expense related to all of the Company’s identifiable intangible assets for the three and six months ended June 30, 2009 and 2008 was $257 thousand and $599 thousand and $1 million and $1.7 million, respectively.   Future amortization of intangible assets is shown in the following table:

2009	$426,588
2010	810,792
2011	621,762
2012	591,638
2013	146,611
Thereafter	-
Total	$2,597,391

The weighted-average remaining amortization period for customer and vendor relationships and software and amortizable trademarks and trade names is 3.75 years and 1.61 years and 0, respectively.

The table below presents the total carrying amount by intangible asset class for intangible assets not subject to amortization.

	June 30, 2009	December 31, 2008
Goodwill	$6,408,605	$6,408,605
Trademarks and tradenames	165,200	165,200
	$6,573,805	$6,573,805

NOTE 5 – LOANS AND NOTES PAYABLE

Loans and Notes payable consist of the following:

	June 30, 2009	December 31, 2008

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due through December 2006; currently in default	$415,000	$425,000

Convertible promissory notes payable to investors and shareholders; bearing interest ranging from 10% to 11% per annum; due through December 2006; currently in default	100,000	100,000

Promissory notes payable to investors and shareholders; bearing interest of 1.53% per annum; due through June 2004, increasing to 15% thereafter, currently in default	114,950	114,950

Promissory notes payable to Company Executives bearing interest of 6% per annum; payable on demand	800,000	814,500

Revolving consumer credit cards	192,716	378,485

Capital lease obligation, at interest rates ranging from 5.2% to 10%	333,854	93,838

Promissory notes payable to related parties (on demand; noninterest bearing)	18,592	18,592

Total loans and notes payable	$1,975,112	$1,945,365

At the date of issue of each of the convertible notes, the conversion price was equal to or exceeded the stock price at the time of issue, and as such, no intrinsic value was allocated to the embedded option of each note.  As of June 30, 2009 and December 31, 2008, all of the promissory notes payable are classified as current due to either maturity dates or events of default.

The following schedule details the future payments on capital leases:

Current	$115,526
2010	90,461
2011	87,391
2012	72,038
2013	36,177
2014	-
Total minimum payments	401,593
Less: Amount representing interest	(67,739)
Present value of capital lease obligations	333,854
Less: Current Portion	(89,543)
Long-term capital lease obligations	$244,311

 NOTE 6 – DEFERRED ACQUISITION PAYMENTS

The Company entered into a Stock Purchase Agreement on March 31, 2008 which was subsequently amended on April 3, 2008 with USHBG and the sole stockholder of USHBG (“Stockholder”).  Effective April 1, 2008, the Company acquired all outstanding stock of the acquired entities.  The Stock Purchase Agreement provided, on the share adjustment date, as defined, that the Company had the option of unwinding the acquisition or issuing additional shares to the Stockholder with a minimum value of $9 million.

In lieu of unwinding the transaction or issuing additional shares, on June 10, 2009 (the “Amendment Closing”), the Company and USHBG entered an Amendment to Stock Purchase Agreement (the “Amendment”).  Pursuant to the Amendment, the value of the Acquired Entities has been reduced from $14,300,000 to $4,331,664 (the “Amended Purchase Price”).  The Amended Purchase Price shall be payable as follows in accordance with the terms of the Amendment:

•	As of the Amendment Closing, the Company has paid the Stockholder the aggregate sum of $2,191,664, which amount shall be deemed a reduction in the Amended Purchase Price
•	Upon the Amendment Closing, the Company paid the Stockholder the sum of $737,500
•
Upon the Amendment Closing, the Company issued an aggregate of 1,800,000 shares of the Company’s Class A common stock, which for the purposes of the Amendment were valued at $0.05 per share or $90,000.  This amount shall also be treated as a reduction to the Amended Purchase Price

•	Upon the Amendment Closing, the Company issued a Promissory Note to the Stockholder in the principal amount of $1,312,500 with an interest rate of 3.25% per annum, payable over a three year term.

After taking into consideration prior amortization, impairment charges as well as an adjustment for change in value of deferred cash consideration, a $1.7 million adjustment resulted. This adjustment was made to paid-in capital reflecting a modification to the amount of equity consideration issuable in connection with the acquisition of USHBG. Of the $1.7 million adjustment to paid-in capital, $743 thousand represented a non-cash portion that has no impact on operating cash flows or results of operations.

NOTE 7 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value in the consolidated financial statements include certain redeemable and other non-compensatory warrants.  The fair value of these warrants was determined by an independent valuation specialist using the Black-Scholes Option Pricing Model.

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

June 30, 2009
Fair Value Measurements at Reporting Date Using

	Significant
	Unobservable
	Inputs	Total
	(Level 3)	Fair Value

Warrants	$8,121,833	$8,121,833
Total liabilities	$8,121,833	$8,121,833

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

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Warrants

	Balance Beginning of Period	Reclassification of Warrants as Liabilities	Issuance	(Gain) Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Three Months Ended June 30, 2009
Warrants	$11,016,569	$-	$1,265,625	$(4,160,361)	$8,121,833

For the Six Months Ended June 30, 2009
Warrants	$13,315,364	$-	$5,585,625	$(10,779,156)	$8,121,833

For the three and six months ended June 30, 2009, total unrealized gains (losses) of approximately $4.2 million and $10.8  million, respectively, are included in earnings in the Statement of Operations caption “Gain (loss) on change in fair value of warrants.”

Fair value of Financial Instruments

The fair values of accounts receivable and accounts payable approximate the carrying values due to the short term nature of these instruments.  The fair values of the notes payable approximate their carrying amounts as interest rates on these obligations are representative of estimated market rates available to the Company on similar instruments.

 NOTE 8 —PREFERRED STOCK

The Company is authorized to issue 20 million shares of preferred stock.

On March 5, 2009, the Board of Directors of the Company approved the elimination of series B, C, D, E, J, and K Preferred Stock.

Series G, H, I and L Preferred Stock are entitled to receive dividends payable on the stated value of the preferred stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter.  Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds legally available for the payment of dividends.  Dividends are payable in cash or Class A common stock, at the option of the holder.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  At June 30, 2009 and December 31, 2008, accrued and unpaid dividends related to the preferred stock are $1.8 million and $880 thousand, respectively.  The Company’s Series A Preferred Stock does not accrue dividends.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, and before any junior security of the Company, the holders of preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the stated value of holder’s respective preferred stock series plus the aggregate amount of accumulated but unpaid dividends on each share of preferred stock.  If, upon a liquidation event, the assets of the Company are insufficient to permit payment in full to such holders of the aggregate amount that they are entitled to be paid by their respective terms, then the entire assets, or proceeds thereof, available to be distributed to the Company’s stockholders shall be distributed to the holders of the preferred stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.  The liquidation value of Series A, G, H, I, and L as of June 30, 2009 were $155 thousand, $13 million, $4.3 million, $17 million and $4.5 million, respectively.

The table below sets forth the preferred stock outstanding as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
Series A	155	155
Series G	1,200	1,200
Series H	400	400
Series I	1,650	850
Series L	450	-
	3,855	2,605

Series A Preferred Stock

As of June 30, 2009, 155 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were outstanding. There were no issuances of Series A Preferred Stock during the six months period ended June 30, 2009.  Each share of Series A Preferred Stock is convertible into 2,000 shares of Class A common stock, subject to adjustment for stock dividend, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or certain other corporate events.  As of June 30, 2009, the outstanding shares of Series A Preferred Stock were convertible into 310,000 shares of Class A common stock.

 Series G Preferred Stock

Each share of Series G Convertible Preferred Stock (“Series G Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $5.00 (the “Series G Conversion Price”).  The Series G Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A common stock or securities convertible into or exercisable for Class A common stock at a price per share or conversion price less than the then applicable Series G Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A common stock, the holders of the Series G Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A common stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A common stock issuable upon conversion of the Series G Preferred Stock.  In addition, if on November 7, 2009, the Series G Conversion Price then in effect is higher than the current market conversion price of the Company’s Class A common stock, then the Series G Conversion Price shall be reduced to such current market conversion price (provided that the conversion price shall not be reduced below $0.01).  If on July 15, 2011, any share of Series G Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series G Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series G Preferred Stock into Class A common stock at the then applicable Series G Conversion Price.

If the Series G Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009, elect to redeem all, but not less than all, of the outstanding Series G Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

No shares of Series G Preferred Stock were issued during the six months period ended June 30, 2009.

As of June 30, 2009, 1,200 shares of Series G Preferred Stock were outstanding and convertible into 2,400,000 Class A common shares.

Series H Preferred Stock

Each share of Series H Convertible Preferred Stock (“Series H Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $5.00 (the “Series H Conversion Price”).  The Series H Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A common stock or securities convertible into or exercisable for Class A common stock at a price per share or conversion price less than the then applicable Series H Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A common stock, the holders of the Series H Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A common stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A common stock issuable upon conversion of the Series H Preferred Stock.  In addition, if on November 7, 2009, the Series H Conversion Price then in effect is higher than the current market price of the Company’s Class A common stock, then the Series H Conversion Price shall be reduced to such current market conversion price (provided that the conversion price shall not be reduced below $0.01).  If on July 15, 2011, any share of Series H Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series H Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series H Preferred Stock into Class A common stock at the then applicable Series H Conversion Price.

If the Series H Conversion Price is reduced below $1.50 as a result of an adjustment on November 7, 2009, the Company may, within ten (10) days after November 7, 2009, elect to redeem all, but not less than all, of the outstanding Series H Preferred Stock by paying cash in exchange for each share to be redeemed in an amount equal to 150% of the stated value, less all dividends paid thereon.

No shares of Series H Preferred Stock were issued during the six months period ended June 30, 2009.

As of June 30, 2009, 400 shares of Series H Preferred Stock were outstanding and convertible into 800,000 Class A common shares.

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

At June 30, 2009, the fair value of these warrants is approximately $2.2 million. The effect of mark-to market adjustments was a decrease in value of $1.2 million and has been recorded as “Gain on change in fair value of warrants” within the accompanying Statement of Operations.  See Note 7 for additional fair value disclosure information.

As of June 30, 2009, 1,650 shares Series I Preferred Stock were outstanding and convertible into 3,300,000 Class A common shares.

Series L Preferred Stock

Each share of Series L Convertible Preferred Stock (“Series L Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.01 (the “Series L Conversion Price”).  The Series L Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A common stock or securities convertible into or exercisable for Class A common stock at a price per share or conversion price less than the then applicable Series L Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A common stock, the holders of the Series L Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A common stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A common stock issuable upon conversion of the Series L Preferred Stock.  If on July 15, 2011 any share of Series L Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series L Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series I Preferred Stock into Class A common stock at the then applicable Series L Conversion Price.

In June 2009, the Company issued 450 shares of its Series L Preferred Stock and a warrant agreement to acquire 50,625,000 shares of the Company’s Class A common stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $4,500,000.  Due to certain settlement provisions, these warrants were determined not to be indexed to the Company’s stock under the provisions of EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, and are therefore classified as liabilities.  The fair value of the warrants was determined by a third–party valuation specialist based upon the Black-Scholes Option Pricing Model.

At June 30, 2009, the fair value of these warrants is approximately $1.3 million.  See Note 7 for additional fair value disclosure information.

In connection with the Series L Preferred Stock, the Company recorded an aggregate beneficial conversion feature of approximately $3.2 million.  The Company accounted for the beneficial conversion feature in accordance with EITF 00-27 and EITF 98-5.  The resulting discounts are being accreted as a dividend to the preferred stockholders from the date of issuance to the earliest preferred stock’s mandatory conversion date, using the effective yield method. Accretion recognized for the six month period ended June 30, 2009 was approximately $35 thousand.

As of June 30, 2009, 450 shares Series L Preferred Stock were outstanding and convertible into 450,000,000 Class A common shares.

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

NOTE 10 – WARRANTS AND SHARE-BASED AWARDS

Employee Stock Incentive Plan

In 1997 the Company adopted a Stock Incentive Plan (the “Plan”). The Plan is administered by the Board of Directors or a committee thereof and provides for options to purchase 750,000 shares of Class A common stock to be granted under the Plan to employees including officers, directors, independent contractors and consultants to the Company.  The Plan authorizes the issuance of incentive stock options (“ISOs”), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQSOs”) and stock appreciation rights (“SARs”).  Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding Class A common stock of the Company or a subsidiary of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the Class A common stock at the time of grant. Generally, options shall vest at 20%, per year, and shall be outstanding for ten years. As of June 30, 2009 and December 31, 2008, no options have been granted under the Plan.

Warrants

During the six months ended June 30, 2009, the Company issued warrants to purchase an aggregate of 140,725,000 shares of Class A common stock.  At June 30 2009, there were outstanding warrants to purchase approximately 372.0 million and 8.0 million shares of Class A and Class B common stock, respectively, exercisable at varying prices through 2014.

The following table summarizes the status of all warrants outstanding and exercisable at June 30, 2009:

Class A
Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to 0.49	360,868,217	$0.37	4.29
$0.50 to 0.99	7,250,000	$0.50	3.41
$1.00 to 1.49	1,675,000	$1.21	1.25
	369,793,217	$0.38	4.26

Class B
Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

$0.01 to $0.49	1,500,000	$0.16	0.91
$0.50 to $0.99	6,465,000	$0.50	3.43
	7,965,000	$0.44	2.96

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

Equity Warrants

The following tables summarize the activity for compensatory warrants classified as equity:

	Class A Warrants
	Six Months Ended June 30,
	2009
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	13,125,000	$0.46	3.76	$-
Issued	-	-	-	-
Cancelled or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2009	13,125,000	$0.46	3.26	$-

Exercisable, at June 30, 2009	11,525,000	$0.44	3.19	$-

	Class B Warrants
	Six Months Ended June 30,
	2009
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	7,965,000	$0.44	3.46	$-
Issued	-	-	-	-
Cancelled or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding and exercisable at June 30, 2009	7,965,000	$0.44	2.96	$-

A summary of the status of all of the Company's non-vested equity warrants as of June 30, 2009, and the changes during the six months ended June 30, 2009, is presented below.  There were no non-vested outstanding Class B equity warrants outstanding as of June 30, 2009 and December 31, 2008, nor were there any issuances during the six months ended June 30, 2009.

	Class A Equity Warrants
	Six Months Ended
	June 30, 2009
	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	1,925,000	$0.41
Issued	-	-
Vested	(325,000)	0.44
Exercised	-	-
Non-vested at June 30, 2009	1,600,000	$0.41

As of June 30, 2009, there was approximately $369.9 thousand of total unrecognized compensation cost related to non-vested warrants that is expected to be recognized over a weighted-average period of 2.0 years.  The intrinsic value of warrants exercised during the six month periods ended June 30, 2009 and June 30, 2008 was $14 thousand and $144 thousand, respectively.  The total fair value of warrants vested during the six month periods ended of June 30, 2009 was $142 thousand. The weighted average grant date fair value of warrants granted during the six month periods ended June 30, 2009 and 2008 was $0 and $0.38, respectively.

Liability Warrants

Certain of these warrants are liability instruments issued in conjunction with preferred stock and convertible promissory notes.  These warrants are classified as liability instruments in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and potentially settled in a Company’s Own Stock as net share settlement is not considered within the Company’s control and EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock due to non-standard anti-dilutive provisions.  At June 30, 2009, there were warrants to purchase 359 million shares of Class A and Class B common stock that were classified as liabilities.  The remaining warrants are compensatory warrants, issued to employees and others in exchange for services.

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

Assumptions used to determine the fair value of the stock options and warrants granted are as follows:

June 30, 2009
Weighted average values:
Expected dividends	0%
Expected volatility	131%
Risk free interest rate	0.86% - 2.59%
Expected life	5 years

A summary of the status of the Company's non-compensatory warrants classified as liabilities on the balance sheet is presented below.

	Six Months Ended
	June 30, 2009
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	218,368,217	$0.37	4.47	$458,500
Granted	140,725,000	0.37	-	-
Exercised	-	-	-	-
Cancelled or Expired	(200,000)	0.01	-	-
Outstanding at June 30, 2009	358,893,217	$0.37	4.29	$118,000

Exercisable at June 30, 2009	358,268,217	$0.37	4.30	$118,000

A summary of the status of all of the Company's non-vested liability warrants as of June 30, 2009, and the changes during the six months ended June 30, 2009, is presented below.  There were no non-vested outstanding Class B liability warrants outstanding as of June 30, 2009 and December 31, 2008, nor were there any issuances during the six months ended June 30, 2009.

	Class A Liability Warrants
	Six Months Ended ,
	June 30, 2009
	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	1,250,000	$0.45
Granted	-	-
Vested	(625,000)	0.45
Forfeited	-	-
Non-vested at June 30, 2009	625,000	$0.45

Stock Awards Issued

During the six months ended June 30, 2009 and 2008, 19,757,377 and 1,850,000 thousand shares of common stock were issued for various purposes, such as employment compensation and for goods and services, respectively.  The Company’s stock awards consist of Class A and Class B common stock.  The grant date fair value is based on the share price as of the award date.  For the three and six months ended June 30, 2009 no share-based compensation was recognized within the Statement of Operations.  For the three and six months ended June 30, 2008, approximately $13 thousand and $727 thousand, respectively, of share-based compensation was recognized within the Statement of Operations.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2009 and 2008, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock-based compensation:
Professional fees	$-	$912,869	$-	$1,007,425
Payroll and employee benefits	67,483	179,644	147,710	179,644
Total	$67,483	$1,092,513	$147,710	$1,187,069

NOTE 11 - RELATED PARTY TRANSACTIONS

As part of the acquisition agreement between the Company and JRM, the Company assumed $287 thousand of liabilities of which $163 thousand and $69 thousand represented personal credit card balances and business credit lines, respectively. The liabilities are personally guaranteed by two of the Senior Vice Presidents of the JRM and are recorded within the Company’s notes and loans payable category of the Balance Sheet.  As of June 30, 2009 and December 31, 2008, the outstanding balance of these personal credit cards and business credit lines was $193 thousand and $203 thousand, respectively.

LifeGuard markets a membership product, which it licenses from DirectMed, a company 33% owned by an employee and former majority shareholder of LifeGuard.   LifeGuard pays DirectMed a branding fee based on the number of memberships sold. During the six month periods ended June 30, 2009 and 2008, LifeGuard paid DirectMed approximately $244 thousand and $240 thousand, respectively, in branding fees.  In addition, LifeGuard owed DirectMed approximately $485 thousand and $524 thousand as of June 30, 2009 and December 31, 2008, respectively, for unpaid branding fees.  Branding fees are included in sales commissions in the accompanying Statements of Operations.

In 2008, the Company and Jay Shafer (Chief Executive Officer) entered into promissory notes in the amount of $800 thousand payable to Jay Shafer evidencing loans made by Mr. Shafer to the Company.  The promissory notes bear interest at 6% and are payable upon demand.  As of June 30, 2009, the principal balance remains outstanding and the Company has recorded accrued interest expense of approximately $35 thousand.

NOTE 12 – SEGMENT ANALYSIS

The Company's reportable segments are strategic business units that offer different products and services and have separate management teams and each respective segment’s financial performance is analyzed separately for making operational and financial decisions. The business units represent five reportable segments: JRM, LifeGuard, USHBG, Zurtiva and Corporate and Other. The LifeGuard segment is the Company’s operations division consisting of product fulfillment, customer support, membership billing, claims administration, provider membership network maintenance and information technology.  LifeGuard generates revenue primarily from the sale of healthcare benefit membership plans. USHBG segment is an outbound telemarketing company primarily marketing major and limited medical benefit plans.  The Zurvita segment is a multi-level marketing company that sells healthcare, financial services and consumer products to individuals and families.  The JRM segment markets various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups. The Corporate and Other segment provides management and financial support to the Company’s various divisions as well as performs corporate governance and compliance. The Corporate and Other segment recognizes residual revenue from agreements entered into prior to the acquisitions of LifeGuard, JRM and USHBG.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company's reportable segments is shown in the following tables, followed by a reconciliation of segment revenue to consolidated revenue  for the three months ended June 30, 2008 and 2009:

	For the Three Months Ended June 30, 2009
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total Revenue	$5,758,322	$1,014,111	$1,211,835	$37,210	$222,418	$8,243,896

Net income (loss) before in income taxes	$(212,726)	$(280,748)	$(1,359,420)	$(126,478)	$1,074,096	$(905,276)

Income Taxes	-	-	-	-	-	-

Net income (loss)	$(212,726)	$(280,748)	$(1,359,420)	$(126,478)	$1,074,096	$(905,276)

	For the Three Months Ended June 30, 2008
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total Revenue	$6,142,779	$1,471,712	$555,601	$122,780	$328,134	$8,621,006

Net loss before income taxes	$(2,870,352)	$(222,459)	$(1,551,781)	$(46,463)	$(631,541)	$(5,322,596)

Income Taxes	-	-	-	-	-	-

Net loss	$(2,870,352)	$(222,459)	$(1,551,781)	$(46,463)	$(631,541)	$(5,322,596)

	For the Three Months Ended June 30,
	2009	2008
Revenues
Total revenues for reportable segments	$8,243,896	$8,621,006
Elimination of intersegment revenues	(802,507)	(1,033,366)
Total consolidated revenue	$7,441,389	$7,587,640

Net Loss
Net loss for reportable segments	$(905,276)	$(5,322,596)
Elimination of intersegment profits	-	-
Net loss	$(905,276)	$(5,322,596)

Summarized financial information concerning the Company's reportable segments is shown in the following tables, followed by a  reconciliation of segment revenue and assets to consolidated revenue and assets is as follows for the six months ended June 30, 2008 and 2009:

	For the Six Months Ended June 30, 2009
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total Revenue	$11,475,111	$2,282,022	$2,344,974	$91,837	$369,229	$16,563,173

Net income (loss) before in income taxes	$(647,130)	$(654,296)	$(2,612,100)	$(277,991)	$5,142,663	$951,146

Income Taxes	-	-	-	-	-	-

Net income (loss)	$(647,130)	$(654,296)	$(2,612,100)	$(277,991)	$5,142,663	$951,146

Total assets held	$8,604,621	$6,155,383	$1,556,078	$207,454	$3,526,743	$20,050,279

	For the Six Months Ended June 30, 2008
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total Revenue	$10,503,027	$1,471,712	$868,935	$172,701	$753,779	$13,770,154

Net loss before income taxes	$(5,609,015)	$(222,459)	$(2,015,738)	$(169,626)	$(10,656,881)	$(18,673,719)

Income Taxes	-	-	-	-	-	-

Net loss	$(5,609,015)	$(222,459)	$(2,015,738)	$(169,626)	$(10,656,881)	$(18,673,719)

Total assets held	$7,133,050	$3,904,938	$734,321	$324,627	$23,228,640	$35,325,576

	For the Six Months Ended June 30,
	2009	2008
Revenues
Total revenues for reportable segments	$16,563,173	$13,770,154
Elimination of intersegment revenues	(1,685,258)	(1,033,366)
Total consolidated revenue	$14,877,915	$12,736,788

Net Income (Loss)
Net total income or loss for reportable segments	$951,146	$(18,673,719)
Elimination of intersegment profits	-	-
Net income (loss)	$951,146	$(18,673,719)

Assets
Total assets for reportable segements	$20,050,279	$35,325,576
Elimination of intersegment receivables	(1,514,327)	-
Total consolidated assets	$18,535,952	$35,325,576

Total depreciation and amortization expense for the three months ended June 30, 2009 for LifeGuard, USHBG, Zurvita, JRM and Corporate and Other was $156 thousand, $182 thousand, $9 thousand, $1 thousand and $24 thousand, respectively.  For the three months ended June 30, 2008, total depreciation and amortization expense for LifeGuard, USHBG, Zurvita, JRM and Corporate and Other was $747 thousand, $311 thousand, $3 thousand, $7 thousand and $12 thousand, respectively.

Total depreciation and amortization expense for the six months ended June 30, 2009 for LifeGuard, USHBG, Zurvita, JRM and Corporate and Other was $401 thousand, $364 thousand, $17 thousand, $2 thousand and $39 thousand, respectively.  For the six months ended June 30, 2008, total depreciation and amortization expense for LifeGuard, USHBG, Zurvita, JRM and Corporate and Other was $1.49 million, $311 thousand, $3 thousand, $14 thousand and $23 thousand, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events occurring through August 14, 2009.

As of July 9, 2009 a Mutual Compromise and Settlement Agreement and General Release of Claims was entered into between AmeriPlan Corporation, The Amacore Group, Inc, Zurvita, Inc., TransMark Financial Services, Inc. and Mark Jarvis in regards to the litigation by and among numerous parties.  The settlement terms stated that the Company pay a lump sum of $1,150,000 and deliver a promissory note in the principal amount of $600,000 bearing interest at a 7.5% per annum, payable in 24 monthly installments to AmeriPlan.  This agreement discharges all claims, counter-claims and causes of action, known or unknown, including without limitation, the allegations set forth in the litigation aforementioned.   This amount was included in accrued expenses and other liabilities in the accompanying balance sheet.

On July 30, 2009, Red Sun Mining, Inc. (“Red Sun”), a Delaware corporation, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Zurvita.  Pursuant to the terms of the Share Exchange Agreement, Red Sun issued to the Company an aggregate of 9,310,000 shares of common stock, resulting from the exchange of approximately 93,100 shares of the Red Sun common stock, par value $0.0001 per share, for each outstanding share of Zurvita common stock exchanged by the Company. Pursuant to the terms of the Share Exchange Agreement, Red Sun acquired 100% of the issued and outstanding securities of Zurvita.

Concurrent with the closing of the Share Exchange Transaction, the Company entered into a Marketing and Sales Agreement with the Company, pursuant to which the Company agreed to provide certain merchant processing services to Zurvita (the “Amacore Agreement”).  In addition, pursuant to the Amacore Agreement, Zurvita shall continue to have the right to benefit from certain agreements which the Company maintains with product and service providers.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through June 2010, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita’s anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 (the “2008 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

•
Results of operations – This section provides an analysis of our results of operations comparing the three and six months ended June 30, 2009 to 2008.  This analysis is provided on a consolidated and operating segment basis.

•
Liquidity and capital resources – This section provides an analysis of our cash flows for the three and six months ended June 30, 2009 and 2008 as well as a discussion of our liquidity and capital resources.

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

The Company operates through five different business divisions which also represent the Company’s operating segments:

•
LifeGuard Benefit Services Division – This division generates revenue primarily from the sale of healthcare benefit membership plans and provides for product fulfillment, customer support, membership billing, claims administration, provider membership network maintenance and information technology. The Company operates this division through LifeGuard.

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

•
JRM Benefits Consultants Division – This division markets various financial services and healthcare products through its agent distribution network to individuals, families and employer groups.  The Company operates this division through JRM.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$7,441,389	$7,587,640	$(146,251)	$14,877,915	$12,736,788	$2,141,127
Cost of Sales	4,875,325	5,234,832	(359,507)	9,546,515	9,270,042	276,473

Gross Profit	2,566,064	2,352,808	213,256	5,331,400	3,466,746	1,864,654

Operating Expenses	7,558,821	6,828,552	730,269	15,023,442	12,882,296	2,141,146
Operating Loss	(4,992,757)	(4,475,744)	(517,013)	(9,692,042)	(9,415,550)	(276,492)

Other Income (Expense)	4,087,481	(846,852)	4,934,333	10,643,188	(9,258,169)	19,901,357
Net Income (Loss)	(905,276)	(5,322,596)	4,417,320	951,146	(18,673,719)	19,624,865

Preferred Stock Dividend and Accretion	(522,278)	(388,969)	133,309	(970,445)	(664,075)	306,370

Net Income (Loss) Available to Common Stockholders	$(1,427,554)	$(5,711,565)	$4,284,011	$(19,299)	$(19,337,794)	$19,318,495

Basic and Diluted Earnings (Loss) Per Share	$(0.00)	$(0.04)		$(0.00)	$(0.13)

Revenue:

Total revenue was approximately $7.4 million and $14.9 million for the three and six months ended June 30, 2009, a decrease of $146 thousand and an increase of approximately $2.2 million from total revenue of approximately $7.6 million and $12.7 million for the same periods in 2008.  Revenue growth for the six month period is attributable to the acquisition of USHBG which occurred in April of 2008, the addition of new strategic direct response marketing partnerships, new product offerings, extension of marketing channels and continued growth in the Company’s overall lifestyle products membership base.  The Company’s decrease in revenue for the three month ended June 30, 2009 period is attributable to a slight decline in sales of limited medical plans sold through the USHBG division which is a result of overall national economic conditions.

Cost of Sales:

For the three and six months ended June 30, 2009, cost of sales was approximately $4.9 million and $9.5 million, a decrease of approximately $360 thousand and an increase of $276 thousand from total cost of sales of $5.2 million and $9.3 million for the respective period in 2008.  Cost of sales represented approximately 66% and 69% of total revenue for the three months ended June 30, 2009 and 2008, respectively, and 64% and 73% for the six months ended June 30, 2009 and 2008, respectively.  The decrease in cost of sales as a percentage of total revenue for the three month period is attributable to improved gross margin of Zurvita.  The decrease for the six month period is a direct result of the strategic acquisition of USHBG during the second quarter of the fiscal year 2008 and the improved gross margin Zurvita has recognized in 2009.  Commission expense paid by LifeGuard to USHBG for selling certain products has been eliminated upon consolidation for the three months ended June 30, 2008 and for the three and six months ended June 20, 2009.

For the three and six months ended June 30, 2009, sales commissions accounted for $3.8 million or 78% of cost of sales, and $7.4 million or 77% of cost of sales, respectively as compared to $3.6 million or 69%, cost of sales, and $6.4 million or 69% of cost of sales for the three and six months ended June 30, 2008, respectively.  For the three and six months ended June 30, 2009, medical benefit cost accounted for $1.1 million or 22% of cost of sales and $2.2 million or 23% of cost of sales, respectively, compared to $1.6 million or 31% of cost of sales and $2.9 million or 31% of cost of sales for the three and six months ended June 30, 2008, respectively.

Gross Profit:

The Company’s gross profit was approximately $2.6 million or 34% of revenue and $5.3 million or 36% of revenue for the three and six month periods ended June 30, 2009, respectively, as compared to approximately $2.4 million or 31% of revenue and $3.5 million or 27% of revenue for the three and six month periods ended June 30, 2008, respectively.  While much of the improvement in gross profit is a direct result of the strategic acquisition of USHBG through the intercompany elimination of commission expense, there were also notable improvements in gross profit for LifeGuard and Zurvita.

Operating Expenses:

Our operating expenses for the three and six month period ended June 30, 2009 were $7.6 million and $15 million, respectively, as compared to $6.8 million and $12.9 million for the same periods in 2008.

The table below sets forth components of our operating expenses for the three and six months ended June 30, 2009 compared to the corresponding prior year period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)

Amortization	$257,139	$1,001,142	$(744,003)	$598,730	$1,715,171	$(1,116,441)
Depreciation	114,853	78,922	35,931	224,225	125,902	98,323
Office related expenses	579,236	554,139	25,097	1,285,983	912,782	373,201
Payroll and benefits	2,405,069	2,280,438	124,631	4,712,298	4,103,691	608,607
Professional fees and	2,603,449	(163,620)	2,767,069	4,634,268	557,533	4,076,735
accrued loss contingency
Selling and marketing	1,518,654	2,739,775	(1,221,121)	3,348,581	4,827,832	(1,479,251)
Travel	80,421	337,756	(257,335)	219,357	639,385	(420,028)

Total operating expenses	$7,558,821	$6,828,552	$730,269	$15,023,442	$12,882,296	$2,141,146

Depreciation and amortization expense, which is computed on a straight-line method over the assets’ estimated lives, for the three and six months ended June 30, 2009, was $372 thousand and $823 thousand, respectively, a decrease of $708 thousand and $1 million over the same prior year periods.  This decrease is attributable to lower carrying balances of intangible assets as a result of an impairment charge taken at September 30, 2008.

Office related costs include rent, insurance, utilities and office maintenance. For the three month period ended June 30, 2009, these costs were $174 thousand, $34 thousand, $170 thousand, and $201 thousand, respectively.  For the six month period ended June 30, 2009, these costs were $344 thousand, $88 thousand, $384 thousand, and $470 thousand, respectively.  Total office related expenses increased $25 thousand and $373 thousand over the respective three and six months periods ended June 30, 2008.  The overall six month period increase is as a result of growth in the Company’s operations as well as the addition of the acquired operations of USHBG.

Professional fees and accrued loss contingency consist of consulting, accounting fees, contract labor, legal costs and litigation accruals. For the three month period ended June 30, 2009, these costs were $412 thousand, $85 thousand, $74 thousand and $2 million, respectively.   For the six month period ended June 30, 2009, these costs were $832 thousand, $721 thousand, $230 thousand, and $2.9 million, respectively.   The decrease noted in the three months ended June 30, 2008 is attributable to reversing a litigation contingency of $2.7 million as a result of a favorable settlement.  The increase of $2.8 million and $4 million for the three months and six month period ended is an attributed to settling an outstanding litigation of $1.8 million by means of a Mutual Compromise and Settlement Agreement (see Note 13 – Subsequent Events to the financial statements contained in this report).  Excluding the effects of the litigation settlement in the second quarter, professional fees increase $1 million and $2.3 million for the three months and six months period ended is as a result of defending the Company in various legal proceedings and undergoing a first year audit with our new independent auditors

Payroll and related expenses for the three and six months ended June 30, 2009 were $2.4 million and $4.7 million, respectively, a increase of $125 thousand and $609 thousand over the same prior year periods.  The overall increases are a result of Company expansion and the USHBG acquisition.

Business travel expenses for the three and six months ended June 30, 2009 were $80 thousand and $219 thousand, respectively, a decrease of $257 thousand and $420 thousand, over the same prior year periods.  The decrease in travel expenses is a result of the Company’s efforts to reduce non-essential costs.

Selling and marketing expenses for the three and six months ended June 30, 2009 was $1.5 million and $3.4 million, respectively, an approximate decrease of $1.2 million and $1.5 million over the same prior year periods.  During the six months ended June 30, 2008, a major marketing campaign was launched in which $1.3 million of commission expense was incurred that did not result in a billable sale and, accordingly, it was recorded as a selling and marketing lead expense.  This marketing campaign and contract did not exist during the six months ended June 30, 2009; and to prevent this ineffective cost from occurring again, subsequent marketing contracts with direct response marketers now contain trial periods and commission payment structures that pay on leads that produce billable sales.  This decrease was offset by the lead cost of the USHBG division of $806 thousand for the six months ended June 30, 2009 as compared to $321 thousand for the same prior year period as well as various sales incentives utilized at Zurvita to grow its marketing representative base.

Other Income (Expense)

Interest expense:

Interest expense for the three and six months ended June 30, 2009 was approximately $74 thousand and $155 thousand, respectively, compared to $95 thousand and $130 thousand, respectively, for the same periods in 2008.  Growth in the notes payable and unpaid accrued dividend balances of preferred stock between the periods contributed to the increase in interest expense.

Loss on conversion of note payable:

There was no loss on conversion of notes payable for the six months ended June 30, 2009, while a loss of approximately $243 thousand was incurred for the six months ended June 30, 2008.

Gain (loss) on change in fair value of warrants:

Certain of the Company’s warrants are recorded at fair value with changes in their fair value reflected in the Company’s condensed consolidated Statement of Operations.  For the three and six months ended June 30, 2009, the gain on change in fair value of warrants was $4.2 million and $10.8 million, respectively, while a $760 thousand and $8.9 million loss was incurred during the three and six months ended June 30,  2008.  The gain is a non-cash item not impacting operating cash flows or results of operations.  See Note 7 – Liabilities Measured at Fair Value to the financial statements contained elsewhere in this report for additional information with respect to the calculation of change in fair value of warrants for the three and six months ended June 30, 2009.

Net Income (loss):

The Company’s net loss amounted to approximately $905 thousand and net income of $951 thousand for the three and six months ended June 30, 2009 as compared to approximately $5.3 million and $18.7 million net loss for the same prior year periods.  The significant change in the fair value of the Company’s warrants of approximately $10.8 million accounted for as liabilities mainly contributed to the Company’s overall net income for the six months ended June 30, 2009.

Preferred stock dividends and accretion:

Preferred stock dividends and accretion amounted to approximately $522 thousand and $970 thousand for the three and six months ended June 30, 2009 as compared to $389 thousand and $664 thousand for the same periods in 2008.  The increases were due to significant amounts of preferred stock issued by the Company within the six month period ended June 30, 2009.

Earnings (loss) per common share:

Earnings (loss) per common share amounted to $0.00 for the three and six months ended June 30, 2009, compared to ($0.04) and ($0.13) for the three and six months ended June 30, 2008, respectively.  The increase in earnings per share between the periods resulted from a $4 million and $11 million increase in other income due to the in fair value of warrants.

Segment Analysis

LifeGuard Division

	For the Three Months Ended		For the Six Months Ended
	2009	2008	2009	2008

Revenues	$5,758,323	$6,142,779	$11,475,111	$10,503,027

Cost of Sales	(4,352,496)	(5,164,472)	(8,742,247)	(8,727,851)

Gross Profit	1,405,827	978,307	2,732,864	1,775,175

Operating Expenses	(1,608,785)	(3,845,974)	(3,364,107)	(7,377,388)

Other Expense	(9,768)	(2,685)	(15,887)	(6,803)

Net Loss	$(212,726)	$(2,870,352)	$(647,130)	$(5,609,016)

LifeGuard’s revenue was $5.8 million compared to $6.1 million for the three months ended June 30, 2009 and 2008, respectively.  This decrease is attributable to the decrease in sales of limited medical insurance plans sold by USHBG.  Decrease in demand is directly related to the national economic conditions.  Cost of sales decreased approximately $812 thousand for the three months period ended June 30, 2009 over the prior year periods.  The cost of sales decrease is a direct result of decreased revenue in the three month ended June 30, 2009 over the same prior year period.  Operating expenses and net loss decreased approximately $2.2 million and $2.7 million, respectively, for the three months ended June 30, 2009 as compared to same period in 2008.  The decrease is related directly to the decrease in the amount of lead costs that were incurred in 2009 as compared to 2008.  During the first and second quarter of 2009, the company shifted its efforts to contracts with direct response marketers whereby commission payment structures compensate based upon leads that produce billable sales, which lowers overall customer acquisition costs and improves profitability.

For the six months ended June 30, 2009 revenue increased approximately $1 million from $10.5 million to $11.5 million.  The increase is a result of marketing products through more strategic marketing relationships.  Cost of sales increased by $14 thousand to $8.7 million compared to $8.7 million for the six months ended June 30, 2009 and 2008, respectively, remaining relatively flat.  Operating expenses and net loss decreased approximately $4 million and $5 million, respectively, for the six months ended June 30, 2009 as compared to the same period in 2008.  Significant decreases in amortization expense and selling and marketing expense contributed to the overall decrease.  Amortization expense decreased approximately $1.2 million for the six months ended June 30, 2009 as a result of lower carrying amounts of intangible assets subject to amortization as a result of the impairment charge taken on September 30, 2008.  Selling and marketing decreased approximately $2.9 million for the six months ended June 30, 2009 as a result of the Company’s efforts to modify how it contracts with direct response marketers to lower customer acquisition costs and improve profitability.

USHBG Division

	For the Three Months Ended		For the Six Months Ended
	2009	2008	2009	2008

Revenues	$1,014,111	$1,471,712	$2,282,022	$1,471,712

Cost of Sales	(348,908)	(444,915)	(694,712)	(444,915)

Gross Profit	665,203	1,026,797	1,587,310	1,026,797

Operating Expenses	(945,951)	(1,124,422)	(2,114,460)	(1,124,422)

Other Expense	-	(124,834)	(127,146)	(124,834)

Net Loss	$(280,748)	$(222,459)	$(654,296)	$(222,459)

USHBG was acquired on April 1, 2008 and achieved revenues of approximately $1 million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively.  The decrease of $458 thousand is due to the decline in the sales of the medical health insurance product marketed by the division in the three months ended June 30, 2009 as compared to 2008.  The decline is attributable to national economic conditions.  Operating expenses decreased approximately $178 thousand for the three months ended June 30, 2009 as compared to the same period in 2008.  The decrease is primarily due to onetime audit fees that occurred in correlation with the acquisition that amount to approximately $100 thousand during the second quarter of fiscal 2008 that did not exist during the same period in 2009.

For the six month ended June 30, 2009 and 2008, total revenue was $2.3 million and $1.5 million, respectively, an increase of $810 thousand.  Operating expenses increased $990 thousand for the six months ended June 30, 2009 compared to the same period of 2008. The increase in revenue and operating expense for the six months ended June 30, 2009 as compared to the same period of 2008 is directly related to the fact that the company had six months of activity in 2009 as compared to three months in 2008 due to the fact that the Company was acquired at the beginning of the second quarter in the fiscal year 2008.

Zurvita Division

	For the Three Months Ended		For the Six Months Ended
	2009	2008	2009	2008

Revenues	$1,211,835	$555,601	$2,344,974	$868,935

Cost of Sales	(923,906)	(574,309)	(1,672,394)	(827,457)

Gross Profit	287,929	(18,708)	672,580	41,478

Operating Expenses	(1,647,349)	(1,533,073)	(3,284,680)	(2,057,216)

Other Income	-	-	-	-

Net Loss	$(1,359,420)	$(1,551,781)	$(2,612,100)	$(2,015,738)

The Zurvita division was created in late January 2008. For the three months ended June 30, 2009 and 2008, Zurvita achieved total revenue of approximately $1.2 million and $556 thousand, respectively, an increase of $656 thousand.  Revenue primarily consisted of membership product sales to individual consumers and marketing fees paid by independent Zurvita marketing representatives.  Membership product sales for the three months ended June 30, 2009 and 2008 were approximately $436 thousand and $221 thousand, respectively, while marketing fees were approximately $676 thousand and $279 thousand, respectively.  The increase in total revenue is a direct result of growth in the division’s network sales representatives to 5,954 from 1,537 as of June 20, 2009 as compared to 2008.  The division was able to attract and retain more representatives as a result of greater product offering as of June 30, 2009 as compared to June 30, 2008.

For the six months ended June 30, 2009 and 2008, Zurvita achieved total revenue of approximately $2.3 million and $869 thousand, respectively, an increase of $1.5 million.  Revenue primarily consisted of membership product sales to individual consumers and marketing fees paid by independent Zurvita marketing representatives.  Membership product sales for the six months ended June 30, 2009 and 2008 were approximately $876 thousand and $335 thousand, respectively, while marketing fees were approximately $1.3 million and $534 thousand, respectively.   The increase in total revenue is a direct result of the growth in the division’s network sales representatives as a result of greater product offerings as of June 30, 2009 as compared to June 30, 2008.

Cost of sales for the three month period ended June 30, 2009 increased by $350 thousand to $924 thousand over the same prior year period.  Cost of sales included sales commissions paid to marketing representatives and the benefit and product cost associated with the products and services sold.  For the three months ended June 30, 2009 these costs were approximately $753 and $171 thousand, respectively, as compared to approximately $497 thousand and $77 thousand, respectively, for the three months ended June 30, 2008.    The increase in cost of sales is directly related to the increase in revenue as each product sold generates sales commissions and contains a product cost.  However, cost of sales as a percentage of revenue has decreased from 103% to 76% for the three month period ended June 30, 2009 as compared to the same prior period as a result of less noon-traditional sales incentive compensation strategies.  In order to attract and retain marketing representatives while the division was being structured and products developed, non-traditional means of sales compensation were employed.  During 2009, the division had a greater product offering and larger marketing representative based thereby reducing the need for non-traditional compensation methods.

Cost of sales for the six month period ended June 30, 2009 increased by $845 thousand to $1.7 million over the same prior year period.  Costs of sales included sales commissions paid to marketing representatives and the benefit and product cost associated with the products and services sold.  For the six months ended June 30, 2009 these costs were approximately $1.3 million and $331 thousand, respectively, as compared to $596 thousand and $231 thousand, for the six months ended June 30, 2008, respectively.  The increase in cost of sales is directly related to the increase in revenues as each product sold generates sales commissions and contains a product cost.  However, cost of sales as a percentage of revenue has decreased from 95% to 71% for the six month period ended June 30, 2009 as compared to the same prior period as a result of less non-traditional sales incentive compensation strategies.  In order to attract and retain marketing representatives while the division was being structured and products developed, non-traditional means of sales compensation was employed.  During 2009, the division had a greater product offering and larger marketing representative base thereby reducing the need for non-traditional compensation methods.

Operating expenses and net loss were approximately $1.6 million and $1.4 million, respectively, for the three months ended June 30, 2009, as compared to operating expenses and net loss of $1.5 and $1.6 million, respectively for the same prior year periods.  While operating expenses and net loss were approximately $3.3 million and $2.6 million, respectively, for the six months ended June 30, 2009 as compared to operating expenses and net loss of $2.1 million and $2 million, respectively, for the same prior year periods.  The six month increase in operating expenses of $1.2 million and is partially attributable to settling an outstanding litigation of $1.8 million by means of a Mutual Compromise and Settlement Agreement (see Note 13 – Subsequent Events to the financial statements contained in this report) of which the division’s responsibility is in the amount of $600 thousand.  Excluding the effects of recognizing the litigation settlement in the second quarter, professional fees increased $600 thousand which primarily related to defending the Company and the division in the ongoing litigation between Zurvita and AmeriPlan prior to the aforementioned settlement.

JRM Division

	For the Three Months Ended		For the Six Months Ended
	2009	2008	2009	2008

Revenues	$37,210	$122,780	$91,837	$172,701

Cost of Sales	(1,930)	-	(1,930)	(140)

Gross Profit	35,280	122,780	89,907	172,561

Operating Expenses	(152,633)	(162,160)	(351,625)	(326,937)

Other Expense	(9,125)	(7,083)	(16,273)	(15,250)

Net Loss	$(126,478)	$(46,463)	$(277,991)	$(169,626)

During the fourth quarter of 2008 and continuing in the first quarter of fiscal 2009, the JRM division shifted its resources to market other insurance related products as a result of the national economic downturn in the mortgage market.  These products are being sold in the voluntary employee benefits market, through small employer groups and through agent and broker networks.  During the second quarter of fiscal 2009, this division migrated all sales effort to an agent distribution network model and reduced its focus on call center services while further shifting its resources to market other insurance related products such as final expense, dental and critical illness life as a result of the national economic downturn and sales opportunities available in the insurance industry.  The impact of the decline in demand for the division’s mortgage protection product, which was the main product that JRM was marketing during 2008,  has decreased revenue by approximately $86 thousand and $81 thousand for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008.  Operating expenses decreased approximately $10 thousand for the three months ended June 30, 2009 due to the workforce reduction implemented during the end of the second quarter of 2009, which was a direct result of the shift in business operations noted above.  For the six months ended, June 30, 2009 operating expenses increase approximately $25 thousand for the same period as a result of $50 thousand of legal and professional fees incurred in the first quarter of 2009 with respect to a legal dispute.

Corporate and Other

	For the Three Months Ended		For the Six Months Ended
	2009	2008	2009	2008

Revenues	$222,418	$328,134	$369,229	$753,779

Cost of Sales	(50,592)	(84,502)	(120,490)	(303,045)

Gross Profit	171,826	243,632	248,739	450,734

Operating Expenses	(3,204,103)	(162,923)	(5,908,570)	(1,996,333)

Other Income (Expense)	4,106,373	(712,250)	10,802,494	(9,111,282)

Net Income (Loss)	$1,074,096	$(631,541)	$5,142,663	$(10,656,881)

This division’s primary function is to provide executive managerial support and to provide financial resources to the Company’s various divisions and is responsible for corporate governance and compliance.  Operating expenses and net income were approximately $3.2 million and $1 million, respectively, for the three months ended June 30, 2009 as compared to operating expenses and net loss of $163 thousand and $632 thousand, respectively, for the same prior year periods.  Operating expenses and net income were approximately $5.9 million and $5.1 million, respectively, for the six months ended June 30, 2009 as compared to operating expenses and net loss of $2 million and $10.7 million, respectively, for the same prior year periods.  The increase of $3.9 million is attributable to settling an outstanding litigation of $1.8 million as a result of a Mutual Compromise and Settlement Agreement (see Note 13 – Subsequent Events to the financial statements contained in this report) of which the Company will pay a lump sum of $1.15 million.  Excluding the effects of the litigation settlement in the second quarter, professional fees increased $2.8 million as a result of defending the Company in various legal proceedings and undergoing a first year audit with our new independent auditors.   The reduction in net loss is attributable to the significant change in fair value of certain warrants accounted for as liabilities.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the six month period ended June 30, 2009 to the corresponding prior fiscal year:

	June 30, 2009	June 30, 2008

Net cash used in operating activities	$(8,343,040)	$(11,988,826)
Net cash used in investing activities	(257,402)	(1,245,673)
Net cash provided by financing activities	11,038,128	13,128,394

Net increase (decrease) in cash	$2,437,686	$(106,105)

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

For the Year Ended December 31,

2009	$218,315
2010	379,846
2011	290,880
2012	137,104
2013	141,204
Thereafter	194,389
$1,361,738

Future minimum payments under capital lease obligations on a fiscal year basis are as follows (1):

2009	$115,526
2010	90,461
2011	87,391
2012	72,038
2013	36,177
$401,593
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

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During 2009, the Company has raised from an outside source $12.5 million of equity funding.  In order to raise capital, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $2 million of outstanding notes payable as of June 30, 2009.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Amacore Group, Inc. vs. Clark A. Marcus, Jerry Katzman, MD,  and Giuseppe Crisafi, Case No. 0904006,  and Giuseppe Crisafi, Dr. Jerry Katzman, and Clark Marcus vs. The Amacore Group, Inc., Case No. 094463, each  in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida Circuit Civil.   On February 17, 2009, the Company filed a petition for Declaratory Judgment seeking to determine its obligations under Consulting Agreements entered into by and between the Company and Mr. Marcus, Dr. Katzman and Mr. Crisafi and on February 25, 2009, Mr. Marcus,  Dr. Katzman and Mr. Crisafi filed a separate civil action against the Company.  The parties, wishing to resolve the disputes between them and to avoid the fees and costs associated with litigation, amicably resolved the lawsuits pending between them pursuant to the terms of a confidential Settlement Agreement dated May 5, 2009 without any admission of wrongdoing by any party.  Pursuant to the Settlement Agreement, the Consulting Agreements generally were terminated (other than those provisions which by their terms survive termination or as specifically provided in the Settlement Agreement), the Company paid a lump sum of $475,000 to Mr. Marcus, Dr. Katzman and Mr.Crisafi and agreed to continue to provide certain health, dental and life insurance benefits and indemnification as otherwise provided for in the Consulting Agreements.   In addition, the Settlement Agreement contains a general release by the Company (and certain related parties) in favor of Mr. Marcus, Dr. Katzman and Mr. Crisafi and, subject to certain exceptions, a general release in favor of the Company by Mr. Marcus, Dr. Katzman and Mr. Crisafi.

As of July 9, 2009 a Mutual Compromise and Settlement Agreement and General Release of Claims was entered into between AmeriPlan Corporation, The Amacore Group, Inc, Zurvita, Inc., TransMark Financial Services, Inc. and Mark Jarvis in regards to the litigation by and among numerous parties.  The settlement terms stated that the Company pay a lump sum of $1,150,000 and deliver a promissory note in the principal amount of $600,000 bearing interest at a 7.5% per annum, payable in 24 monthly installments to AmeriPlan.  This agreement discharges all claims, counter-claims and causes of action, known or unknown, including without limitation, the allegations set forth in the litigation aforementioned.

The Amacore Group, Inc. v. Ty Bruggemann, Thomas Welch, Paul Johnson, Lifeguard Benefit Services, Inc., Consumer Assistance Services Association, Direct Medical Network Solutions, Inc.; In the United States District Court, Middle District of Florida, Tampa Division; Case No. 8:09-cv-00748-JSM-TGW (the “Florida Litigation”). In April, 2009, Amacore initiated the Florida Litigation against the named individuals and companies asserting fraud in the inducement with respect to an October 12, 2009, Agreement of Plan and Merger between Amacore Group, Inc. (“Amacore”), LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. (“Lifeguard”) (“Agreement”). Alternatively, Amacore initiated this litigation to dispute or modify certain adjustments that were to be made on or about April 12, 2009, pursuant to the terms of the Agreement. Amacore asserted causes of action against the defendants including fraud in the inducement, negligent misrepresentation, conspiracy to commit fraud, breach of contract, theft and conversion, unjust enrichment, and a demand for an accounting. Defendants responded by filing a motion to dismiss based upon jurisdictional and other grounds. The Florida Litigation has just begun; Amacore will vigorously pursue every available legal remedy for the claims asserted in the Florida Litigation.

Ty Bruggemann, Paul Johnson, Thomas Welch, Rocky Williams, Richard Burton, and Kim Fleischer v. The Amacore Group, Inc., Jay Shafer, Shad Stastney, Chris Phillips, Clark A. Marcus, Giuseppe Crisafi, Guy Norberg, Jerry Katzman, Vicis Capital, LLC, and John Doe 1-100; In the United States District Court, District of New Jersey; Case No. 2:09-cv-02776-JAG-MCA (the “New Jersey Litigation”). In June, 2009, despite knowledge of the pending Florida Litigation, the above named plaintiffs initiated the New Jersey Litigation against Amacore and other named individuals and companies for allegations arising from the same transaction or occurrence giving rise to the Florida Litigation described above. Plaintiffs asserted claims against the defendants for fraud in the inducement, common law fraud, breach of fiduciary duties, breach of contract, unjust enrichment, breach of covenant of good faith and fair dealing, New Jersey consumer fraud statute, conversion, declaratory judgment, and sought to pierce the corporate veil, all arising from disputes between the parties regarding the Agreement of Plan and Merger between Amacore Group, Inc., LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. dated on or about October 12, 2007. Amacore and the individually named defendants who are or were officers or directors of Amacore responded by filing a motion to dismiss based upon jurisdictional and other grounds. The New Jersey Litigation has just begun; Amacore will vigorously defend itself against these allegations and assert counterclaims against the Plaintiffs as set forth in the Florida Litigation.

As of June 30, 2009, there were no additional material changes than those noted above in the Company’s legal proceedings as previously disclosed in the Company’s 2008 Annual Report.  Please refer to the 2008 Annual Report for additional information regarding legal proceedings.  The Company settled various matters during the six months ended June 30, 2009, none of which were material to the Company.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

On June 29, 2009, the Company issued and sold an aggregate of 450 Shares of Series L Convertible Preferred Stock pursuant to the Securities Purchase Agreement dated June 29, 2009.  The Company received gross proceeds of $4.5 million from the sale.  The securities were issued by the Company pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits:

1.01
Series L Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated June 29, 2009 (incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission July 2, 2009)

1.02
Entry into a material definitive agreement, dated July 30, 2009 (incorporated by reference to Exhibit 2.4, 10.5 and 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

2.03
Creating of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet arrangement of a registrant, dated July 9, 2009 (incorporated by reference to Exhibit 4.1, 4.2, and 10.16 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

2.3(c)
Amendment to Stock Purchase Agreement by and among the Company, US health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated June 10, 2009 (incorporated by reference to Exhibit 2.3(c)) to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2009)

3.1
Certificate of Designation of Series L Convertible Preferred Stock, filed with the Delaware Secretary of State on June 26, 2009. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

3.2
Bylaws of The Amacore Group, Inc. amended and restated on June 23, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 23, 2009).

4.1
Promissory Note by and among the Company and Howard Kastner (Stockholder) dated June 10, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2009).

4.2	Guaranty Agreement, dated July 9, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

4.3	Promissory Note of Zurvita, Inc., dated July 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.1
Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.2
 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated June 29, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.3
Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund, dated June 29, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.15
Employment Agreement by and among the Company and Howard Kastner (Stockholder) (incorporated by reference Exhibit 10.15 to the Company’s Form 8-K filled with the Securities and Exchange Commission on June 10, 2009).

10.16
Mutual Compromise Settlement Agreement and General Release of Claims, dated July 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2009	/s/ Jay Shafer
Jay Shafer
Chief Executive Officer

Dated: August 13, 2009	/s/ Scott Smith
Scott Smith
Interim Chief Financial Officer

Dated: August 13, 2009	/s/ Jason Post
Jason Post
Principal Accounting Officer

EXHIBIT INDEX

1.01
Series L Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated June 29, 2009 (incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission July 2, 2009)

1.02
Entry into a material definitive agreement, dated July 30, 2009 (incorporated by reference to Exhibit 2.4, 10.5 and 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

2.03
Creating of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet arrangement of a registrant, dated July 9, 2009 (incorporated by reference to Exhibit 4.1, 4.2, and 10.16 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

2.3(c)
Amendment to Stock Purchase Agreement by and among the Company, US health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated June 10, 2009 (incorporated by reference to Exhibit 2.3(c)) to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2009)

3.1
Certificate of Designation of Series L Convertible Preferred Stock, filed with the Delaware Secretary of State on June 26, 2009. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

3.2
Bylaws of The Amacore Group, Inc. amended and restated on June 23, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 23, 2009).

4.1
Promissory Note by and among the Company and Howard Kastner (Stockholder) dated June 10, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2009).

4.2	Guaranty Agreement, dated July 9, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

4.3	Promissory Note of Zurvita, Inc., dated July 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.1
Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.2
 Warrant Agreement by and between the Company and Vicis Capital Master Fund dated June 29, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.3
Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund, dated June 29, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.15
Employment Agreement by and among the Company and Howard Kastner (Stockholder) (incorporated by reference Exhibit 10.15 to the Company’s Form 8-K filled with the Securities and Exchange Commission on June 10, 2009).

10.16
Mutual Compromise Settlement Agreement and General Release of Claims, dated July 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)