Form 10-Q
period 2009-09-30
AMACORE GROUP, INC.
filed 2009-11-23
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2009:
1,033,939,168Class A Common Shares
200,000 Class B Common Shares

THE AMACORE GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash	$6,268,479	$238,437
Accounts receivable	630,563	612,945
Non-trade receivables - related party	16,211	26,699
Inventory	23,891	23,891
Deferred expenses	3,134,369	2,816,952
Deposits and advances	15,574	287,130
Total current assets	10,089,087	4,006,054

Property, plant and equipment (net of accumulated depreciation of $785,667 and $418,887 for 2009 and 2008, respectively)	1,054,516	863,537

Deferred customer acquisition costs	201,888	407,297
Goodwill and other intangible assets	4,756,244	9,744,891
Deposits and other assets	1,529,327	2,172,321
Total assets	$17,631,062	$17,194,100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,072,889	$3,064,721
Accounts payable - related party	485,013	524,633
Loans and notes payable - current	1,191,709	1,059,373
Notes payable - related parties	878,765	833,092
Accrued expenses and other liabilities	1,040,634	2,429,315
Deferred compensation - related party	89,318	82,954
Deferred acquisition payments	771,875	472,670
Deferred revenue	2,692,865	2,752,365
Total current liabilities	9,223,068	11,219,123

Capital lease obligation	227,289	52,900
Deferred acquisition payments	300,000	648,399
Deferred compensation - related party	247,566	315,364
Loans and notes payable - long term	236,769	-
Accrued dividends	2,438,866	879,575
Fair value of warrants	9,143,679	13,315,364
Total liabilities	21,817,237	26,430,725

Redeemable preferred stock - Zurvita Holdings	1,211,000

Stockholders' Deficit
The Amacore Group, Inc.
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series G mandatorily convertible preferred stock; 1,200 shares authorized; 1,200 shares issued and outstanding for 2009 and 2008.	1	1
Series H mandatorily convertible preferred stock; 400 shares authorized; 400 shares issued and outstanding for 2009 and 2008.	-	-
Series I mandatorily convertible preferred stock; 10,000 shares authorized; 1,650 and 850 shares issued and outstanding for 2009 and 2008, respectively.	2	-
Series L mandatorily convertible preferred stock; 10,000 shares authorized; 1,050 and 0 shares issued and outstanding for 2009 and 2008, respectively.	-	-
Series A mandatorily convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding for 2009 and 2008.	-	-
Common Stock A, $.001 par value, 1,360,000,000 shares authorized; 1,033,939,186 and 1,008,806,919 shares issued and outstanding for 2009 and 2008, respectively.	1,033,939	1,008,807
Common Stock B, $.001 par value, 120,000,000 shares authorized; 200,000 shares issued and outstanding for 2009 and 2008.	200	200
Additional paid-in capital	124,928,220	109,295,378
Accumulated deficit	(129,443,586)	(119,541,011)
Total Amacore Group, Inc. stockholders' deficit	(3,481,224)	(9,236,625)

Deficit related to noncontrolling interest in Zurvita Holdings, Inc.	(1,915,951)	-

Total stockholders' deficit	(5,397,175)	(9,236,625)

Total liabilities and stockholders' deficit	$17,631,062	$17,194,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Commissions	$374,115	$404,953	$1,125,656	$1,083,734
Marketing fees and materials	991,366	1,051,399	2,567,682	1,788,796
Membership fees	5,722,601	7,096,301	18,272,660	18,367,063
Total revenues	7,088,082	8,552,653	21,965,998	21,239,593

COST OF SALES
Benefit and service cost	1,166,071	1,393,609	3,350,693	4,303,312
Sales commissions	3,439,759	4,577,399	10,801,652	10,949,551
Total cost of sales	4,605,830	5,971,008	14,152,345	15,252,863

GROSS PROFIT	2,482,252	2,581,645	7,813,653	5,986,730

OPERATING EXPENSES
Amortization	213,253	1,001,142	811,984	2,725,834
Depreciation	113,733	100,036	337,958	225,939
Impairment loss on goodwill and other intangible assets	4,201,699	15,308,944	4,201,699	15,308,944
Office related expenses	613,916	602,271	1,866,190	1,427,706
Payroll and employee benefits	2,090,188	2,299,556	6,802,486	6,500,665
Professional fees and legal settlement	1,172,136	1,583,485	5,806,404	2,141,098
Selling and marketing	1,637,228	3,351,142	5,019,518	8,115,736
Travel	120,595	401,935	339,952	1,024,041
Total operating expenses	10,162,748	24,648,511	25,186,191	37,469,963

Loss from operations before other income and expense	(7,680,496)	(22,066,866)	(17,372,538)	(31,483,233)

OTHER INCOME (EXPENSE)
Gain on change in fair value of warrants	405,434	11,448,822	11,184,590	2,538,644
Gain on extinguishment of debt	38,700	-	38,700	-
Interest expense	(103,934)	(562,456)	(258,569)	(691,618)
Interest income	770	3,564	5,030	20,678
Loss on conversion of note payable	-	-	-	(242,653)
Other	75,207	1,280	89,614	8,993
Total other income	416,177	10,891,210	11,059,365	1,634,044

Net loss before income taxes	(7,264,319)	(11,175,656)	(6,313,173)	(29,849,189)

Income taxes	5,086	-	5,086	-

Net loss	(7,269,405)	(11,175,656)	(6,318,259)	(29,849,189)
Less: Net loss attributed to non-controlling interest in Zurvita Holdings, Inc.	1,610,555	-	1,610,555	-
Net loss attributed to The Amacore Group, Inc.	(5,658,850)	(11,175,656)	(4,707,704)	(29,849,189)

Preferred stock dividend and accretion	(4,224,426)	(489,524)	(5,194,871)	(1,153,599)

Net loss attributed to The Amacore Group, Inc.available to common stockholders	$(9,883,276)	$(11,665,180)	$(9,902,575)	$(31,002,788)

Basic and diluted loss per share	$(0.01)	$(0.08)	$(0.01)	$(0.21)

Basic and diluted weighted average number of common shares outstanding	1,030,774,307	149,297,612	1,022,343,362	145,866,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(6,318,259)	$(29,849,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	811,984	2,725,834
Amortization of discount on notes payable	-	504,419
Depreciation	337,958	225,939
(Gain) loss on change in fair value of warrants	(11,184,590)	(17,288,644)
(Gain) on extinguishment of debt	(38,700)	-
Loss on conversion of note payable	-	242,652
Loss on impairment of goodwill and other intangible assets	4,201,699	15,308,944
Note payable issued in legal settlement	600,000	-
Note payable issued in settlement claim	85,173	-
Loss on the issuance of warrants	-	14,750,000
Provision for doubtful accounts	-	50,662
Share-based payments to employees and consultants	140,208	1,870,586
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(17,618)	184,618
Decrease in non-trade receivables - related party	10,488	40,874
Decrease in inventory and prepaid expenses	-	13,923
(Increase) in deferred expenses	(317,417)	(2,651,639)
Increase in deposits and advances	(45,415)	(874,810)
Decrease (increase) in deferred customer acquisition costs	205,409	(579,636)
Decrease (increase) in deposits and other assets	1,300,394	(1,250,736)
Decrease in accounts payable and accrued expenses	(1,759,925)	(1,113,811)
Decrease in deferred compensation - related party	(61,434)	(277,493)
Increase in deferred revenue	(59,500)	706,430
Net cash used in operating activities	(12,109,545)	(17,261,077)

Cash flows from investing activities:
Acquisition payment	-	(1,215,568)
Purchase of property and equipment	(271,399)	(340,588)
Purchase of certificate of deposit	-	(184,230)
Decrease in restricted cash	-	316,935
Net cash used in investing activities	(271,399)	(1,423,451)

Cash flows from financing activities:
Deferred acquisition payments	(1,464,434)	(134,092)
Equity issuance costs	-	(510,000)
Net (reduction)/proceeds from credit card borrowing	(190,495)	101,880
Payments on capital lease obligations	(64,612)	-
Payments made on notes payable	(123,473)	(515,000)
Payments on and redemption of convertible notes	-	(575,000)
Proceeds from exercise of Amacore Group, Inc. common stock warrants	4,000	122,000
Proceeds from private placement equity issuance	-	500
Proceeds from promissory notes	-	1,575,000
Proceeds from sale of Amacore Group, Inc. preferred stock and warrants	18,500,000	17,000,000
Proceeds from sale of Zurvita Holdings, Inc.preferred stock and warrants	1,750,000	-
Net cash provided by financing activities	18,410,986	17,065,288
Increase (decrease) in cash	6,030,042	(1,619,240)

Beginning cash	238,437	2,161,042

Ending cash	$6,268,479	$541,802

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$28,362	$43,521

Cash paid for income taxes	$5,086	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended Septmeber 30, 2009
(Unaudited)

	The Amacore Group, Inc. Shareholders
	Preferred Stock					Common Stock
	Series A	Series G	Series H	Series I	Series L	Class A	Class B	Paid-In Capital	Accumu-lated Deficit	Non-controlling Interest in Zurvita Holdings, Inc.	Total
December 31, 2008	$0.16	$1.20	$0.40	$0.85	$-	$1,008,807	$200	$109,295,378	$(119,541,011)	$-	$(9,236,625)

Issuance of preferred stock				0.80	0.90			12,036,873			12,036,875

Issuance of common stock						5,075		(5,075)			-

Partial disposition of ownership of Zurvita Holdings, Inc.										(305,396)	615,608

Common stock issuance for consulting services						19,757		572,963			592,720

Exercise of warrants						300		3,700			4,000

Share based compensation to employees								129,427			129,427

USHBG purchase price adjustment								(1,721,450)			(1,721,450)

Net loss available to common stockholders									(9,902,575)		(9,902,575)

Net loss attributable to noncontrolling interest										(1,610,555)	(1,610,555)

Preferred stock accretion								3,695,400			3,695,400
September 30, 2009	$0.16	$1.20	$0.40	$1.65	$0.90	$1,033,939	$200	$124,928,220	$(129,443,586)	$(1,915,951)	$(5,397,175)

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

•
JRM Benefits Consultants Division – This division historically marketed various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups.  In September 2009, the division reduced its call center focus and shifted to an agent distribution model for its products as well as other Amacore division products.  The Company operates this division through JRM Benefits Consultants, LLC, a wholly owned subsidiary of the Company (“JRM”).

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

•
Zurvita Holdings Inc. – This is a network marketing company that sells healthcare products, financial services, and consumer products to individuals and families. The Company is the primary beneficiary of Zurvita Holdings Inc. (“Zurvita”), a variable interest entity.

Management’s Assessment of Liquidity

At September 30, 2009, the Company had positive working capital of approximately $866 thousand, an accumulated deficit of approximately $129 million and negative cash flows from operating activities of approximately $12.1 million.  For the nine months ended September 30, 2009, the Company had an operating loss of approximately $17.4 million.

The Company believes that existing cash resources, together with increasing revenue and the expected continued support of its majority stockholder, will be sufficient to sustain current planned operations for the next 12 months. The Company raised $18.5 million from its majority stockholder in four tranches completed in January 2009, March 2009, June 2009 and September 2009.  Although management believes that the Company’s current cash position and anticipated revenue will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting guidance used in the preparation of financial statements in conformity with U.S. GAAP for all non-governmental entities. Codification, which changed the referencing and organization of accounting guidance without modification of existing U.S. GAAP, is effective for interim and annual periods ending after September 15, 2009. Since it did not modify existing U.S. GAAP, Codification did not have any impact on the Company’s financial condition or results of operations. On the effective date of Codification, substantially all existing non-SEC accounting and reporting standards are superseded and, therefore, are no longer referenced by title in the accompanying interim condensed consolidated financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Amacore and its wholly-owned subsidiaries, Amacore Direct Marketing Inc., JRM, LBI, LifeGuard, and USHBG.

The Company owns approximately 66 percent of the outstanding common stock of Zurvita which represents approximately 44 percent of the voting rights of total outstanding equity securities.  Management has determined Zurvita to be a variable interest entity and Amacore to be the primary beneficiary; therefore, the accounts of Zurvita are included in the accompanying condensed consolidated financial statements.  See Note 12 for more information.

Intercompany balances and transactions have been eliminated upon consolidation.

Revenue Recognition

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned.  These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  These products often include elements sold through contracts with third-party providers.  Based on consideration of each contractual arrangement, revenue is reported on a gross basis.

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $1.1 million and $3.4 million for the three months ended September 30, 2009 and 2008, respectively, and $3.4 million and $6.7 million for the nine months ended September 30, 2009 and 2008, respectively and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $217 thousand and $1.5 million at September 30, 2009 and 2008, respectively and were included in accrued expenses and other liabilities in the accompanying balance sheets.

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

Concentration of Credit Risk

For the nine months ended September 30, 2009, revenue generated by LifeGuard represented approximately 75% of total consolidated revenue.  Revenues from DirectMed products, a company 33% owned by a former majority shareholder of LifeGuard, accounts for 24% of LifeGard’s revenue and 18% of consolidated revenue.  LifeGuard’s products are dependent upon strategic relationships with insurance companies; accordingly, a change in these strategic relationships, contractual or otherwise, could negatively impact the Company’s business.

At certain times, the Company’s bank deposits exceed the amounts insured by the FDIC.  As of September 30, 2009, the Company had deposits in excess of FDIC insured limits of approximately $2.8 million.  Should the financial institution cease operations when the Company’s deposit balances exceed FDIC limits, it could be a significant disruption to the Company’s cash flow.  Management continually monitors the Company’s banking relationships to manage this risk.  In addition, a majority of the Company’s credit card processing is with one merchant processor.  Any service interruptions, delays or quality problems could result in delays in collecting payments, which could adversely affect our revenue and profitability.

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

Deferred Customer Acquisition Costs

Customer acquisition costs relate to contractual arrangements with certain marketing companies primarily for the sale of LifeGuard products. Payments are made as leads are provided and are amortized to cost of goods sold over a term relevant to the expected life of the membership.  The majority of these costs are amortized on an accelerated basis over a period less than twelve months, in proportion to recognition of the related revenue.  At September 30, 2009 and December 31, 2008, unamortized customer acquisition costs of $952 thousand and $1.6 million, respectively, are included in deferred expenses and $202 thousand and $407 thousand, respectively, are included in deferred customer acquisition costs in the accompanying balance sheets.  Amounts paid for leads that do not result in a sale are expensed immediately as a selling and marketing expense.

Customer acquisition costs of $0 and $1.8 million for the three months ended September 30, 2009 and 2008, respectively, and $0 and $5.1 million for the nine months ended September 30, 2009 and 2008 respectively, are included in selling and marketing in the accompanying statements of operations.

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

For purposes of testing goodwill impairment, each of our reportable segments is a reporting unit. We review each reporting unit for possible goodwill impairment by comparing the estimated fair value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated fair value exceeds the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets and liabilities with residual fair value representing the implied fair value of goodwill of that reporting unit.  The carrying value of goodwill for the reporting unit is written down to this implied value.

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

Stock-Based Compensation

The Company recognizes the cost resulting from all share-based payment transactions in the financial statements using a fair-value-based measurement method.  The Company uses the Black-Scholes Option Pricing Model in computing the fair value of warrant instrument issuances and uses closing market prices in computing the fair value of Common A and Common B stock issuances.

The measurement date for valuing share-based payments made to non-employees is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete.

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications that bifurcation and separate accounting for the embedded conversion feature is required. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt or equity instrument. The resulting discount to the face value of the debt instruments is amortized through periodic charges to interest expense using the effective interest rate method.  The resulting discount to the redemption value of convertible preferred securities is accreted through periodic charges to dividends over the period to the earliest conversion date.

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

Other convertible instruments that are not derivative financial instruments are accounted for by recording the intrinsic value of the embedded conversion feature as a discount from the initial value of the instrument and accreting it back to face value over the period to the earliest conversion date using the effective interest rate method.

Income Taxes

The Company accounts for income taxes using an asset and liability method pursuant to which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided against deferred tax assets based on the weight of available evidence when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition.  However, in certain cases, the transaction price may not represent fair value.  Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity.  When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach.  Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs.  Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available.  The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  The input levels are defined as follows:

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

Earnings Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method for warrants and the if converted method for convertible preferred stock and convertible debt. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic earnings (loss) per share when the issuance of the shares is no longer contingent and in the computation of diluted earnings (loss) per share based on the number of shares issuable as if the end of the reporting period were the end of the contingency period.  Weighted average shares outstanding include both Class A and Class B common stock.  There is no difference between the dividend rights and earnings allocation of Class A and Class B common stock.  For the three and nine months ended September 30, 2009 and 2008, securities that could potentially dilute earnings per share in the future were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009.  As this pronouncement is only disclosure-related, it did not have an impact on our financial position and results of operations. The required disclosures are presented in Note8 – Assets and Liabilities Measured at Fair Value.

In June 2009, the FASB issued revised guidance on how companies should determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of or the right to receive benefits from the entity.  The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company’s adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the nine months ended:

	September 30, 2009	September 30, 2008

Beneficial conversion feature accretion	$3,695,400	$227,312

Common stock issued as acquisition consideration	-	9,000,000

Common stock of Zurvita issued in exchange for marketing services	657,400	-

Conversion of Common B stock to Common A stock	-	25,689

Conversion value of notes payable and interest to common stock	-	645,814

Liability issued as acquisition consideration	-	1,352,129

Preferred stock dividends	1,499,471	926,287

Property and equipment acquired under capital lease obligations	282,574	63,212

Reclassification of noncompensatory warrants from equity to liability	-	44,000

Common stock issuance for consulting services	592,720	-

USHBG purchase price adjustment	742,950	-

NOTE 4 – DEFERRED MARKETING AGREEMENT

On July 30, 2009, Zurvita entered into an Advertising and Marketing Agreement with a related party and issued 3.8 million shares of Zurvita Holdings common stock in exchange for certain marketing services to be received over a one year period. The marketing agreement is capitalized at the estimated fair market value of the Zurvita stock issued and amortized over the one year life of the agreement.  See Footnote 8 – Assets and Liabilities Measured at Fair Value for further information on the Company’s determination of fair value of the stock issued.  Approximately $110 thousand of amortization was recognized during the three and nine months ended September 30, 2009, and is included in selling and marketing in the accompanying statements of operations.  The remaining unamortized balance of approximately $548 thousand is included in deferred expenses in the accompanying balance sheet.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the components of goodwill and other intangible assets as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Gross		Pre-Impairment		Adjusted
	Carrying	Accumulated	Carrying	Impairment	Carrying
	Amount	Amortization	Value	Loss	Value
Goodwill	$6,408,605	$-	$6,408,605	$2,126,943	$4,281,662
Customer and vendor relationships	2,639,000	586,444	2,052,556	2,052,556	-
Software	588,087	256,502	331,585	-	331,585
Trademarks and tradenames	475,825	310,629	165,197	22,200	142,997
Total	$10,111,517	$1,153,575	$8,957,943	$4,201,699	$4,756,244

	December 31, 2008
	Gross
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Goodwill	$6,408,605	$-	$6,408,605
Customer and vendor relationships	2,639,000	146,610	2,492,390
Software	563,052	61,856	501,196
Trademarks and tradenames	475,825	133,125	342,700
Total	$10,086,482	$341,591	$9,744,891

Goodwill represents the excess of the purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed with respect to the LifeGuard acquisition.  None of this goodwill is expected to be deducted for tax purposes.

Amortization expense related to all of the Company’s identifiable intangible assets for the three and nine months ended September 30, 2009 and 2008 was $213 thousand and $812 thousand and $1 million and $2.7 million, respectively.   Future amortization of intangible assets, consisting of software, is shown in the following table:

2009	$66,642
2010	224,347
2011	35,318
2012	5,278
2013	-
Thereafter	-
Total	$331,585

The weighted-average remaining amortization period for software is 1.38 years.

The table below presents the total carrying amount by intangible asset class for intangible assets not subject to amortization.

	September 30, 2009	December 31, 2008
Goodwill	$4,281,662	$6,408,605
Trademarks and tradenames	142,997	165,200
	$4,424,659	$6,573,805

Based on the Company’s annual impairment analysis and consideration of the current and expected future market conditions, we determined that goodwill and certain intangible assets related to the JRM and USHBG reporting units were impaired as of September 30, 2009.  The Company recorded non-cash, pre-tax total impairment charges of approximately $167 thousand and $4 million for JRM and USHBG, respectively.  The analysis was conducted by independent valuation specialists.  The decline in estimated fair values resulted from an analysis of the current economic conditions, the Company’s performance as compared to budget and lower estimated future cash flows.

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

The Company has recognized an aggregate impairment loss on goodwill and other intangible assets in the amount of $4.2 million for the three months ended September 30, 2009 as compared $15.3 million for the three months ended September 30, 2008.  This impairment loss has been included within the Company’s loss from continuing operations under the caption “Impairment loss on goodwill and other intangible assets.”  Of the aggregate impairment losses recorded for the three and nine months ended September 30, 2009 and 2008, $2.1 million and $3.6 million, respectively, was attributable to carrying amounts of goodwill.  The following table details the impairment loss by intangible asset category as well as by reporting unit.

	Reporting Unit
	For the Three Months Ended, September 30, 2009
	JRM	Lifeguard	USHBG	Total
Goodwill	$156,400	$-	$1,970,543	$2,126,943
Customer and vendor relationships	-	-	2,052,556	2,052,556
Trademarks and tradenames	10,200	-	12,000	22,200
Total	$166,600	$-	$4,035,099	$4,201,699

	Reporting Unit
	For the Three Months Ended, September 30, 2008
	JRM	Lifeguard	USHBG	Total
Goodwill	$165,844	$-	$3,431,700	$3,597,544
Customer and vendor relationships	113,900	9,084,800	2,257,000	11,455,700
Trademarks and tradenames	25,700	-	230,000	255,700
Total	$305,444	$9,084,800	$5,918,700	$15,308,944

NOTE 6 – LOANS AND NOTES PAYABLE

Loans and Notes payable, all of which are unsecured, consist of the following:

	September 30, 2009	December 31, 2008

Promissory notes payable to investors and shareholders; bearing interest ranging from 8% to 10% per annum; due December 2006; currently in default	$415,000	$425,000

Convertible promissory note payable to investor; bearing interest at 7.5% per annum; due December 2006; currently in default	100,000	100,000

Promissory notes payable to investors and shareholders; bearing interest of 1.53% per annum; due through June 2004, increasing to 15% thereafter, currently in default	114,950	114,950

Promissory notes payable to Company executives bearing interest of 6% per annum; payable on demand	800,000	814,500

Promissory note payable for legal settlement; bearing interest of 8.35% per annum; payable in monthly installments of $27,000; due through July 2011	525,833	-

Revolving consumer credit cards	187,990	378,485

Capital lease obligations, at interest rates ranging from 5.2% to 10%	311,994	93,838

Promissory notes payable to related parties (on demand; noninterest bearing)	18,592	18,592

Promissory notes payable to related parties (noninterest bearing; payable in monthly installments of $5,000; due through August 2010)	60,173	-

Total loans and notes payable	$2,534,532	$1,945,365

At the date of issue of the convertible note, the conversion price was equal to or exceeded the stock price at the time of issue, and as such, no intrinsic value was allocated to the embedded option.  As of September 30, 2009 and December 31, 2008, $2.0 million and $1.9 million, respectively, of the loans and notes payable are classified as current due to either maturity dates or events of default.

The following schedule details the future payments on capital leases:

Current	$109,260
2010	90,461
2011	82,785
2012	72,038
2013	18,168
2014	-
Total minimum payments	372,712
Less: Amount representing interest	(60,718)
Present value of capital lease obligations	311,994
Less: current portion	(84,705)
Long-term capital lease obligations	$227,289

The promissory note payable for a legal settlement was issued by Zurvita and the note is guaranteed by the Company as of September 30, 2009.

NOTE 7 – DEFERRED ACQUISITION PAYMENTS

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

In lieu of unwinding the transaction or issuing additional shares, on September 10, 2009 (the “Amendment Closing”), the Company and USHBG entered an Amendment to Stock Purchase Agreement (the “Amendment”).  Pursuant to the Amendment, the value of the Acquired Entities has been reduced from $11,625,445 to $4,331,664 (the “Amended Purchase Price”).  The Amended Purchase Price shall be payable as follows in accordance with the terms of the Amendment:

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

At September 30, 2009, this note is classified on the accompanying balance sheet as current and noncurrent deferred acquisition payments with quarterly payments of approximately $241 thousand through June 2010 and $50 thousand thereafter until March 2012.

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

NOTE 8 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value in the consolidated financial statements include certain redeemable and other non-compensatory warrants.  The fair value of these warrants was determined by an independent valuation specialist using the Black-Scholes Option Pricing Model.  See Footnote 13 – Warrants and Share-Based Warrants for specifics on the inputs used in determining the fair value.

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

September 30, 2009
Fair Value Measurements at Reporting Date Using

	Significant
	Unobservable
	Inputs	Total
	(Level 3)	Fair Value
Warrants	$9,143,679	$9,143,679
Total liabilities	$9,143,679	$9,143,679

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

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Warrants

	Balance Beginning of Period	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Three Months Ended September 30, 2009
Warrants	$8,121,833	$1,427,280	$(405,434)	$9,143,679

For the Nine Months Ended September 30, 2009
Warrants	$13,315,364	$7,012,905	$(11,184,590)	$9,143,679

For the three and nine months ended September 30, 2009, total unrealized gains (losses) of approximately ($405) thousand  and $11.2 million, respectively, are included in earnings in the Statement of Operations caption “Gain on change in fair value of warrants.”

Fair value of Financial Instruments

The fair values of accounts receivable and accounts payable approximate the carrying values due to the short term nature of these instruments.  The fair values of the notes payable approximate their carrying amounts as interest rates on these obligations are representative of estimated market rates available to the Company on similar instruments.

Nonrecurring Fair Value Measurements

The following table presents the assets and liabilities carried on the balance sheet by level within the hierarchy as of September 30, 2009 for which a nonrecurring change in fair value has been recorded during the three and nine months ended September 30, 2009:

	Fair Value at September 30, 2009	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Goodwill	$4,281,662	$4,281,662	$(2,126,943)
Marketing agreement	657,400	657,400	-
Other intangible assets	142,997	142,997	(2,074,756)
	$5,082,059	$5,082,059	$(4,201,699)

With respect to the marketing agreement, there was no quoted market price for Zurvita’s securities at the date Zurvita issued common stock as consideration.  Consequently, Zurvita utilized an independent expert valuation specialist to determine the fair value of stock issued using the Black-Scholes Option Pricing Model.

Goodwill and other intangible assets, consisting of customer and vendor relationships and tradenames, with prior carrying amounts of $6.4 million and $2.2 million, respectively, were written down to their fair values of $4.3 million and $143 thousand, respectively, resulting in impairment charges of $2.1 million each for a total of $4.2 million.  Both market and income approaches were used to estimate fair value of goodwill and other intangible assets.  These valuation techniques utilized a significant number of nonobservable inputs.

NOTE 9—REDEEMABLE PREFERRED STOCK

On July 30, 2009, Zurvita issued 1.75 million shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) for proceeds of $1.75 million which are convertible at a conversion price of $0.0625 (adjusted for the 4-to-1 forward stock split which occurred on August 10, 2009) into 28 million shares.  The stated value of each issued share of Convertible Preferred Stock is $1.00.

Events that may result in the redemption for cash of preferred stock, and that are not within a company’s control, require the preferred stock to be classified outside of stockholders’ equity (in the mezzanine section).  Zurvita’s Convertible Preferred Stock contains redemption for cash provisions with respect to change of control, bankruptcy, adverse judicial judgment and the failure to have available a sufficient number of authorized and unreserved shares of common stock to issue in the event of a conversion. All the aforementioned events are presumed not to be within Zurvita’s control. Accordingly, these instruments are recorded within the Redeemable Preferred Stock caption of the balance sheet, which is outside of stockholders’ equity.  Management estimates the probability of the triggering events to be remote due to the Company’s affiliation of stockholders that represent a majority of the outstanding common and preferred stock.  Therefore, the carrying value of the preferred stock has not been increased to the full redemption value.  The reason the carrying value is not equal to the redemption amount is due to the allocation of value to certain warrants issued in connection with the preferred stock.  The warrants were valued at $540 thousand and the remaining proceeds of $1.21 million were allocated to the preferred stock.

Redeemable Preferred Stock outstanding as of September 30, 2009 and December 31, 2008, was 1.75 million shares and 0 shares, respectively.

NOTE 10—PREFERRED STOCK

The Company is authorized to issue 20 million shares of preferred stock.

On March 5, 2009, the Board of Directors of the Company approved the elimination of series B, C, D, E, J, and K Preferred Stock.

Series G, H, I and L Preferred Stock are entitled to receive dividends payable on the stated value of the preferred stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter.  Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds legally available for the payment of dividends.  Dividends are payable in cash or Class A common stock, at the option of the holder.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  At September 30, 2009 and December 31, 2008, accrued and unpaid dividends related to the preferred stock are $2.4 million and $880 thousand, respectively.  The Company’s Series A Preferred Stock does not accrue dividends.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, and before any junior security of the Company, the holders of preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the stated value of holder’s respective preferred stock series plus the aggregate amount of accumulated but unpaid dividends on each share of preferred stock.  If, upon a liquidation event, the assets of the Company are insufficient to permit payment in full to such holders of the aggregate amount that they are entitled to be paid by their respective terms, then the entire assets, or proceeds thereof, available to be distributed to the Company’s stockholders shall be distributed to the holders of the preferred stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.  The liquidation value of Series A, G, H, I, and L as of September 30, 2009 were $155 thousand, $13.3 million, $4.3 million, $17.3 million and $10.6 million, respectively.

The table below sets forth the number of shares of preferred stock outstanding as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
Series A	155	155
Series G	1,200	1,200
Series H	400	400
Series I	1,650	850
Series L	1,050	-
	4,455	2,605

Series A Preferred Stock

As of September 30, 2009, 155 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were outstanding. There were no issuances of Series A Preferred Stock during the nine months period ended September 30, 2009.  Each share of Series A Preferred Stock is convertible into 2,000 shares of Class A common stock, subject to adjustment for stock dividend, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or certain other corporate events.  As of September 30, 2009, the outstanding shares of Series A Preferred Stock were convertible into 310,000 shares of Class A common stock.

Series G Preferred Stock

As of November 7, 2009, the conversion price of each share of Series G Convertible Preferred Stock (“Series G Preferred Stock”) was adjusted such that each share is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series G Conversion Price”).  The Series G Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series G Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series G Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series G Preferred Stock.  If on July 15, 2011, any share of Series G Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series G Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series G Preferred Stock into Class A common stock at the then applicable Series G Conversion Price.

The Company had the option to redeem all of the outstanding Series G Preferred Stock ten (10) days after the conversion price adjustment date (November 7, 2009), but elected not to do so.

No shares of Series G Preferred Stock were issued during the nine months period ended September 30, 2009.

As of September 30, 2009, 1,200 shares of Series G Preferred Stock were outstanding and convertible into 436,363,636 Class A common shares.

Series H Preferred Stock

As of November 7, 2009, the conversion price of each share of Series H Convertible Preferred Stock (“Series H Preferred Stock”) was adjusted such that each share is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series H Conversion Price”).  The Series H Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series H Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series H Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series H Preferred Stock.  If on July 15, 2011, any share of Series H Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series H Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series H Preferred Stock into Class A common stock at the then applicable Series H Conversion Price.

The Company had the option to redeem all of the outstanding Series H Preferred Stock ten (10) days after the conversion price adjustment date, but elected not to do so.

No shares of Series H Preferred Stock were issued during the nine months period ended September 30, 2009.

As of September 30, 2009, 400 shares of Series H Preferred Stock were outstanding and convertible into 145,454,545 Class A common shares.

Series I Preferred Stock

As of November 7, 2009, the conversion price of each share of Series I Convertible Preferred Stock (“Series I Preferred Stock”) was adjusted such that each share is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series I Conversion Price”).  The Series I Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A Common Stock or securities convertible into or exercisable for Class A Common Stock at a price per share or conversion price less than the then applicable Series I Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A Common Stock, the holders of the Series I Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A Common Stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A Common Stock issuable upon conversion of the Series I Preferred Stock.  If on July 15, 2011 any share of Series I Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series I Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series I Preferred Stock into Class A common stock at the then applicable Series I Conversion Price.

The Company had the option to redeem all of the outstanding Series I Preferred Stock ten (10) days after the conversion price adjustment date, but elected not to do so.

So long as there is an aggregate of not less than 363 shares of Series I Preferred Stock issued and outstanding (subject to appropriate adjustment for any stock split, stock dividend combination or other similar event), the majority of the holders of Series I Preferred Stock, voting exclusively as a separate class and with each share of Series I Preferred Stock entitled to one vote, shall have the right to nominate and elect two of the members of the Board of Directors of the Company.

In January and March 2009, the Company issued 400 shares each (800 shares total) of its Series I Preferred Stock and a warrant agreement to acquire 45,000,000 shares each (90,000,000 shares total) of the Company’s Class A common stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $8,000,000.  These warrants are classified as liabilities due to certain settlement provisions; these warrants were determined not to be indexed to the Company’s stock under the provisions.  The fair value of the warrants was determined by a third–party valuation specialist based upon the Black-Scholes Option Pricing Model.

At September 30, 2009, the fair value of these warrants is approximately $990 thousand. The effect of mark-to market adjustments was a decrease in value of $3.3 million and has been recorded as “Gain on change in fair value of warrants” within the accompanying Statement of Operations.  See Note 8 for additional fair value disclosure information.

As of September 30, 2009, 1,650 shares Series I Preferred Stock were outstanding and convertible into 600,000,000 Class A common shares.

Series L Preferred Stock

Each share of Series L Convertible Preferred Stock (“Series L Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.01 (the “Series L Conversion Price”).  The Series L Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A common stock or securities convertible into or exercisable for Class A common stock at a price per share or conversion price less than the then applicable Series L Conversion Price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A common stock, the holders of the Series L Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A common stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A common stock issuable upon conversion of the Series L Preferred Stock.  If on July 15, 2011 any share of Series L Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series L Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series L Preferred Stock into Class A common stock at the then applicable Series L Conversion Price.

In June and September 2009, the Company issued a total of 1,050 shares of its Series L Preferred Stock and a warrant agreement to acquire 50,625,000 and 67,500,000 shares respectively (118,125,000 shares total) of the Company’s Class A common stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $10,500,000.  These warrants are classified as liabilities due to certain settlement provisions; these warrants were determined not to be indexed to the Company’s stock under the provisions.  The fair value of the warrants was determined by a third–party valuation specialist based upon the Black-Scholes Option Pricing Model.

At September 30, 2009, the fair value of these warrants is approximately $1.5 million.  See Note 8 for additional fair value disclosure information.

In connection with the Series L Preferred Stock, the Company recorded an aggregate beneficial conversion feature of approximately $8.4 million.  The resulting discounts are being accreted as a dividend to the preferred stockholders from the date of issuance to the earliest preferred stock’s conversion date, using the effective yield method. Accretion recognized for the nine month period ended September 30, 2009 was approximately $3.7 million.

As of September 30, 2009, 1,050 shares of Series L Preferred Stock were outstanding and convertible into 1,050,000,000 Class A common shares.

NOTE 11 – COMMON STOCK

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

During August 2009, the Company issued 5,074,872 shares of its common stock to an individual in settlement of potential claims.

NOTE 12 – NON-CONTROLLING INTEREST

On July 30, 2009 (the “Closing Date”), Red Sun Minning Inc. (“Red Sun”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Zurvita and the holders of all of the issued and outstanding securities of Zurvita prior to the Closing Date (the “Zurvita Securities Holders”), pursuant to which, among other things, the Zurvita Securities Holders contributed all of their securities of Zurvita to Red Sun in exchange for Red Sun’s issuance to them of 9.3 million shares of common stock of Red Sun.  Prior to the consummation of the Share Exchange agreement, Zurvita was a wholly-owned subsidiary of Amacore, and Red Sun was a public shell.

Concurrent with the closing of the Share Exchange Transaction, Zurvita entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor and closed a private placement offering pursuant to which it raised gross proceeds of $1.75 million and, among other things, issued and sold convertible preferred stock convertible into shares of Zurvita’s common stock at an initial conversion price of $0.25, subsequently adjusted to $0.0625 pursuant to a four (4) for one (1) forward stock split.

Concurrent with the closing of the Share Exchange Transaction, Zurvita entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc. (“OmniReliant”), a related party, pursuant to which Zurvita agreed to provide placement of advertising for OmniReliant on its website and OmniReliant agreed to provide Zurvita with certain marketing services (the “OmniReliant Agreement”). The marketing services to be provided by OmniReliant include the production of infomercials, video production services, management of call centers, buying and fulfillment services. In consideration for such services, OmniReliant received an aggregate of 15.2 million shares of Zurvita’s common stock.

Pursuant to the terms of a repurchase agreement (the “Repurchase Agreement”), Red Sun repurchased 2 million or 66% of the outstanding shares of Red Sun common stock for a total repurchase price of $210 thousand.

As a result of the Share Exchange Transaction and the consummation of the transactions pursuant to the Repurchase Agreement, Red Sun experienced a change in control and ceased to be a shell company. Zurvita became a wholly-owned subsidiary of Red Sun and the former shareholders of Zurvita became the owners of approximately 66 percent of Red Sun’s issued and outstanding shares of common stock and 44 percent of the voting rights of total equity securities outstanding (after giving effect to subsequent issuances of common stock).  The combined entity elected to change its name from Red Sun Mining, Inc. to Zurvita Holdings, Inc. while maintaining Red Sun’s status as a SEC registrant and continuing the business plan of Zurvita only.

Subsequent to the reverse merger, management determined Zurvita to be a variable interest entity due to affiliated parties participating in the design of the entity and insufficent equity investment at risk to permit Zurvita to finance its activities without requiring additional subordinated financial support.  Management also determined Amacore to be the primary beneficiary and has included the accounts of Zurvita within its consolidated financial statements.  Significant factors that led to this determination were Amacore’s voting rights relative to other common and preferred stockholders as well as how closely associated Amacore and Zurvita are relative to other related party variable interest holders, and the extent of Amacore's ability to direct the significant activities of Zurvita.

As a result of the aforementioned transactions, Amacore’s ownership interest in Zurvita Holdings changed from 100% to 66%.  The below schedule shows the effects of this change on Amacore’s equity.

Net Loss Attributable to The Amacore Group, Inc. and
Transfers to the Noncontrolling Interest
For the Nine Months Ended September 30, 2009

Net loss attributable to The Amacore Group, Inc.	$(9,902,575)
Increase in additional paid in capital from share exchange	921,004
Change from net loss attributable to The Amacore Group, Inc.
and transfers to noncontrolling interest	$(8,981,571)

The loss attributable to the noncontrolling interest exceeds the noncontrolling interest in the equity capital of Zuvita Holdings, resulting in a deficit noncontrolling interest.  The Company has adopted ASC Paragraph 810-10-45-21 which requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. The table below presents consolidated net income (loss) attributable to Amacore and earnings (loss) per share on a pro forma basis as if the said excess had been charged to the controlling interest in accordance with the prior requirement of ASC Paragraph 810-10-45-7.

	For the Three Months Ended September 30, 2009
	As Reported	Pro Forma Adj Decrease (Increase)		Pro Forma Balance

Net loss before income taxes	(7,264,319)			(7,264,319)

Income taxes	5,086			5,086

Net Loss	(7,269,405)			(7,269,405)
Less: Net loss attributed to the noncontrolling interest	1,610,555	(1,610,555	) (1)	-
Net loss attributed to The Amacore Group, Inc.	(5,658,850)			(7,269,405)

Preferred stock dividend and accretion	(4,224,426)			(4,224,426)

Net loss attributed to The Amacore Group, Inc.available to common stockholders	(9,883,276)	(1,610,555	) (1)	(11,493,831)

Basic and diluted loss per share	$(0.01)			$(0.01)

Basic and diluted weighted average number of common shares outstanding	1,030,774,307			1,030,774,307

(1) Noncontrolling interest's portion of net loss in excess of noncontrolling interest's equity capital

	For the Nine Months Ended September 30, 2009
	As Reported	Pro Forma Adj Decrease (Increase)		Pro Forma Balance

Net loss before income taxes	(6,313,173)			(6,313,173)

Income taxes	5,086			5,086

Net Loss	(6,318,259)			(6,318,259)
Less: Net loss attributed to the noncontrolling interest	1,610,555	(1,610,555	) (1)	-
Net loss attributed to The Amacore Group, Inc.	(4,707,704)			(6,318,259)

Preferred stock dividend and accretion	(5,194,871)			(5,194,871)

Net loss attributed to The Amacore Group, Inc.available to common stockholders	(9,902,575)	(1,610,555	) (1)	(11,513,130)

Basic and diluted loss per share	$(0.01)			$(0.01)

Basic and diluted weighted average number of common shares outstanding	1,022,343,362			1,022,343,362

(1) Noncontrolling interest's portion of net loss in excess of noncontrolling interest's equity capital

As of September 30, 2009, the assets and liabilities of Zurvita are included in the consolidated balance sheet of the Company and are disclosed as follows:

September 30, 2009
ASSETS
Current assets
Cash	$162,571
Accounts receivable	27,587
Deferred expenses	1,001,737
Deferred Omni marketing agreement	547,833
Total current assets	1,739,728

Property, plant and equipment (net of accumulated depreciation of $37,238)	106,401

Deposits	138,393
Agent advanced compensation	135,527
Total Assets	$2,120,049

LIABILITIES
Current liabilities
Accounts payable	$285,115

Loans and notes payable - current	289,065
Accrued expenses and other liabilities	118,863
Deferred revenue	1,039,783
Total current liabilities	1,732,826

Fair value of warrants	4,551,440
Loans and notes payable - long term	236,769
Total liabilities	$6,521,035

There are no restrictions as to the use of Zurvita’s assets as of September 30, 2009.

NOTE 13 – WARRANTS AND SHARE-BASED AWARDS

Amacore

Employee Stock Incentive Plan

In 1997 the Company adopted a Stock Incentive Plan (the “Plan”). The Plan is administered by the Board of Directors or a committee thereof and provides for options to purchase 750,000 shares of Class A common stock to be granted under the Plan to employees including officers, directors, independent contractors and consultants to the Company.  The Plan authorizes the issuance of incentive stock options (“ISOs”), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQSOs”) and stock appreciation rights (“SARs”).  Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding Class A common stock of the Company or a subsidiary of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the Class A common stock at the time of grant. Generally, options shall vest at 20%, per year, and shall be outstanding for ten years. As of September 30, 2009 and December 31, 2008, no options have been granted under the Plan.

Warrants

During the nine months ended September 30, 2009, the Company issued warrants to purchase an aggregate of 208.2 million shares of Class A common stock.  At September 30 2009, there were outstanding warrants to purchase approximately 438.9 million and 8.0 million shares of Class A and Class B common stock, respectively, exercisable at varying prices through 2014.

The following table summarizes the status of all warrants outstanding and exercisable at September 30, 2009:

Class A
Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$0.01 to $0.49	428,518,217	$0.37	4.20
$0.50 to $0.99	7,850,000	$0.51	3.10
$1.00 to $1.49	1,175,000	$1.20	1.18
	437,543,217	$0.38	4.17

Class B
Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$0.01 to $0.49	1,500,000	$0.16	0.66
$0.50 to $0.99	6,465,000	$0.50	3.18
	7,965,000	$0.44	2.71

Equity Warrants

The following tables summarize the activity for compensatory warrants classified as equity:

	Class A Warrants
	Nine Months Ended September 30,
	2009
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	13,125,000	$0.46	3.76	$-
Issued	-	-	-	-
Cancelled or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2009	13,125,000	$0.46	3.01	$-

Exercisable at September 30, 2009	12,375,000	$0.45	2.97	$-

	Class B Warrants
	Nine Months Ended September 30,
	2009
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	7,965,000	$0.44	3.46	$-
Issued	-	-	-	-
Cancelled or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding and exercisable at September 30, 2009	7,965,000	$0.44	2.71	$-

A summary of the status of all of the Company's non-vested equity warrants as of September 30, 2009, and the changes during the nine months ended September 30, 2009, is presented below.  There were no non-vested outstanding Class B equity warrants outstanding as of September 30, 2009 and December 31, 2008, nor were there any issuances during the nine months ended September 30, 2009.

	Class A Equity Warrants
	Nine Months Ended
	September 30, 2009
	Warrants	Weighted Average Excerise Price
Non-vested at December 31, 2008	1,925,000	$0.41
Issued	-	-
Vested	(1,175,000)	0.42
Exercised	-	-
Non-vested at September 30, 2009	750,000	$0.41

As of September 30, 2009, there was approximately $208 thousand of total unrecognized compensation cost related to non-vested warrants that is expected to be recognized over a weighted-average period of 1.79 years.  The intrinsic value of warrants exercised during the nine month periods ended September 30, 2009 and September 30, 2008 was $14 thousand and $144 thousand, respectively.  The total fair value of warrants vested during the nine month period ended September 30, 2009 was $495 thousand. The weighted average grant date fair value of warrants granted during the nine month periods ended September 30, 2009 and 2008 was $0 and $0.38, respectively.

Liability Warrants

Certain of these warrants are liability instruments issued in conjunction with preferred stock and convertible promissory notes.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control and non-standard anti-dilutive provisions.  At September 30, 2009, there were warrants to purchase 426 million shares of Class A common stock that were classified as liabilities.  The remaining warrants are compensatory warrants, issued to employees and others in exchange for services.

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

Assumptions used to determine the fair value of the stock options and warrants granted are as follows:

Nine Months Ended
September 30, 2009

Expected dividends	0%
Expected volatility	128%
Risk free interest rate	2.01% - 2.38%
Expected life	5 years

A summary of the status of the Company's non-compensatory warrants classified as liabilities on the balance sheet is presented below.

	Nine Months Ended September 30, 2009
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	218,368,217	$0.37	4.47	$458,500
Granted	208,225,000	0.37	-	-
Exercised	-	-	-	-
Cancelled or Expired	(800,000)	0.67	-	-
Outstanding at September 30, 2009	425,793,217	$0.37	4.20	$118,000

Exercisable at September 30, 2009	425,168,217	$0.37	4.20	$118,000

A summary of the status of all of the Company's non-vested liability warrants as of September 30, 2009, and the changes during the nine months ended September 30, 2009, is presented below.

	Class A Liability Warrants
	Nine Months Ended
	September 30, 2009
	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	1,250,000	$0.45
Granted	-	-
Vested	(625,000)	0.45
Forfeited	-	-
Non-vested at September 30, 2009	625,000	$0.45

Stock Awards Issued

During the nine months ended September 30, 2009 and 2008, 19,757,377 and 3,200,000 million shares of common stock were issued for various purposes, such as employment compensation and for goods and services, respectively.  The Company’s stock awards consist of Class A and Class B common stock.  The grant date fair value is based on the share price as of the award date.  For the three and nine months ended September 30, 2009 no share-based compensation was recognized within the Statement of Operations.  For the three and nine months ended September 30, 2008, approximately $13 thousand and $727 thousand, respectively, of share-based compensation was recognized within the Statement of Operations.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-based compensation:
Professional fees	$-	$474,240	$-	$1,481,665
Payroll and employee benefits	35,466	208,778	129,427	388,422
Total	$35,466	$683,018	$129,427	$1,870,087

Zurvita

Warrants

At September 30, 2009 Zurvita had outstanding warrants to purchase an aggregate of approximately 28.6 million shares of common stock, exercisable at $0.0625 per share through 2016.

These warrants are liability instruments issued in conjunction with preferred stock.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control. No warrants were issued, exercised, canceled or expired, outstanding or exercisable at December 31, 2008.

The fair value of warrants is estimated on the date of the grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the stock of comparable public companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Assumptions used to determine the fair value of the stock options and warrants granted for the period from January 1, 2009 to September 30, 2009:

September 30, 2009

Expected dividends	0%
Expected volatility	65%
Risk free interest rate	3.22%
Expected life	5 - 7 years

Zurvita has 28.6 million warrants that are outstanding and exercisable at September 30, 2009 with a weighted average exercise price of $0.0625 and a weighted average remaining contractual life of 6.79 years.

A summary of the status of Zurvita’s non-compensatory warrants classified as liabilities on the Company’s consolidated balance sheet is presented below.

	Nine Months Ended
	September 30, 2009
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	-	$-	-	$-
Granted	28,560,000	0.06	6.96	-
Exercised	-	-	-	-
Cancelled or Expired	-	-	-	-
Outstanding at September 30, 2009	28,560,000	$0.06	6.79	$5,355,000

Exercisable at September 30, 2009	28,560,000	$0.06	6.79	$5,355,000

The total fair value of warrants vested during the nine months ended September 30, 2009 was approximately $550 thousand.  The weighted average grant date fair value of warrants granted during the nine months ended September 30, 2009 was $0.02.

Share-Based Expense

For the nine months ended September 30, 2009, Zurvita issued to a related party, for consulting services, a warrant to purchase up to 140 thousand shares of Common Stock at an initial exercise price of $0.25 per share.  Due to a four (4) for one (1) forward stock split, the number of warrants increased to 560 thousand and the exercise price has been adjusted to $0.0625 per share.  For the three and nine months ended September 30, 2009, $190 thousand share-based expense is included within the Statement of Operations, respectively.  For the three and nine months ended September 30, 2008 no share-based compensation was recognized within the Statement of Operations.

Stock Awards Issued

On July 30, 2009, Zurvita granted to an executive 1.8 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement and pursuant to Zurvita’s 2009 Incentive Stock Plan.  These shares will be issued in accordance with the vesting period or upon completion of certain performance measures.  Due to a four (4) for one (1) forward stock split, the amount of shares was increased to 7.2 million.  3.6 million shares vest on July 30, 2010 and 3.6 million shares vest on July 30, 2011.  The grant date fair value was $306 thousand. For the three and nine months ended September 30, 2009, approximately $38 thousand, of share-based compensation was recognized within the Statement of Operations.  For the three and nine months ended September 30, 2008 no share-based compensation was recognized within the Statement of Operations.

2009 Incentive Stock Plan

Following the closing of the Share Exchange Transaction, Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success. It is currently anticipated that we will adopt a separate plan for Zurvita’s Board of Directors. Under the proposed 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan will be administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-based compensation:
Professional fees	$10,780	$-	$10,780	$-
Payroll and employee benefits	218,025	-	218,025	-
Total	$228,805	$-	$228,805	$-

NOTE 14 – INCOME TAXES

The Company has estimated its Texas gross margin tax liability to be $5 thousand and $0 as of September 30, 2009 and 2008, respectively; and these amounts have been included within the income tax provision on the Statement of Operations.

NOTE 15 - RELATED PARTY TRANSACTIONS

As part of the acquisition agreement between the Company and JRM, the Company assumed $287 thousand of liabilities of which $163 thousand and $69 thousand represented personal credit card balances and business credit lines, respectively. The liabilities are personally guaranteed by two of the Senior Vice Presidents of the JRM and are recorded within the Company’s notes and loans payable category of the Balance Sheet.  As of September 30, 2009 and December 31, 2008, the outstanding balance of these personal credit cards and business credit lines was approximately $188 thousand and $203 thousand, respectively.

LifeGuard markets a membership product, which it licenses from DirectMed, a company 33% owned by a former majority shareholder of LifeGuard.   LifeGuard pays DirectMed a branding fee based on the number of memberships sold. During the nine month periods ended September 30, 2009 and 2008, LifeGuard paid DirectMed approximately $112 thousand and $378 thousand, respectively, in branding fees.  In addition, LifeGuard owed DirectMed approximately $485 thousand and $525 thousand as of September 30, 2009 and December 31, 2008, respectively, for unpaid branding fees.  Branding fees are included in sales commissions in the accompanying Statements of Operations.

In 2008, the Company and Jay Shafer (Chief Executive Officer) entered into promissory notes in an aggregate amount of $800 thousand payable to Jay Shafer evidencing loans made by Mr. Shafer to the Company.  The promissory notes bear interest at 6% and are payable upon demand.  As of September 30, 2009, the principal balance remains outstanding and the Company has recorded accrued interest expense of approximately $47 thousand.

NOTE 16 – SEGMENT ANALYSIS

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables, followed by a reconciliation of segment revenue to consolidated revenue for the three months ended September 30, 2008 and 2009:

	For the Three Months Ended September 30, 2009
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$5,350,267	$871,530	$1,289,135	$45,372	$288,304	$7,844,608

Net income (loss) before in income taxes	$418,242	$(4,523,962)	$(5,733,643)	$(292,574)	$4,478,173	$(5,653,764)

Income taxes	$-	$-	$-	$-	$5,086	$5,086

Net income (loss)	$418,242	$(4,523,962)	$(5,733,643)	$(292,574)	$4,473,086	$(5,658,850)

	For the Three Months Ended September 30, 2008
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$6,462,754	$1,422,031	$1,405,442	$39,398	$246,264	$9,575,889

Net income (loss) before income taxes	$(11,055,481)	$(6,090,959)	$(1,574,710)	$(463,837)	$8,009,331	$(11,175,656)

Income taxes	-	-	-	-	-	-

Net income (loss)	$(11,055,481)	$(6,090,959)	$(1,574,710)	$(463,837)	$8,009,331	$(11,175,656)

Total depreciation and amortization expense for the three months ended September 30, 2009 for LifeGuard, USHBG, Zurvita, JRM and Corporate and Other was approximately $112 thousand, $182 thousand, $9 thousand, $1 thousand and $24 thousand, respectively.  For the three months ended September 30, 2008, total depreciation and amortization expense for LifeGuard, USHBG, Zurvita, JRM and Corporate and Other was approximately $773 thousand, $307 thousand, $2 thousand, $8 thousand and $12 thousand, respectively.

	For the Three Months Ended September 30,
	2009	2008
Revenues
Total revenues for reportable segments	$7,844,608	$9,575,889
Elimination of intersegment revenues	(756,526)	(1,023,236)
Total consolidated revenue	$7,088,082	$8,552,653

Net Loss
Net loss for reportable segments	$(5,658,850)	$(11,175,656)
Elimination of intersegment profits	-	-
Net loss	$(5,658,850)	$(11,175,656)

	For the Nine Months Ended September 30, 2009
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$16,825,378	$3,153,552	$3,634,110	$137,210	$657,532	$24,407,782

Net income (loss) before in income taxes	$(228,889)	$(5,178,259)	$(8,345,743)	$(570,565)	$9,620,838	$(4,702,618)

Income taxes	$-	$-	$-	$-	$5,086	$5,086

Net income (loss)	$(228,889)	$(5,178,259)	$(8,345,743)	$(570,565)	$9,615,752	$(4,707,704)

Total assets held	$8,000,345	$2,330,492	$2,120,050	$13,727	$7,094,768	$19,559,382

	For the Nine Months Ended September 30, 2008
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$16,965,782	$2,893,743	$2,274,377	$212,099	$950,194	$23,296,195

Net loss before income taxes	$(16,664,496)	$(6,313,418)	$(3,590,448)	$(633,463)	$(2,647,364)	$(29,849,189)

Income taxes	-	-	-	-	-	-

Net loss	$(16,664,496)	$(6,313,418)	$(3,590,448)	$(633,463)	$(2,647,364)	$(29,849,189)

Total assets held	$10,351,316	$6,373,853	$1,162,878	$191,692	$1,574,259	$19,653,999

Summarized financial information concerning the Company's reportable segments is shown in the following tables, followed by a  reconciliation of segment revenue and assets to consolidated revenue and assets is as follows for the nine months ended September 30, 2008 and 2009:

	For the Nine Months Ended September 30,
	2009	2008
Revenues
Total revenues for reportable segments	$24,407,782	$23,296,195
Elimination of intersegment revenues	(2,441,784)	(2,056,602)
Total consolidated revenue	$21,965,998	$21,239,593

Net Income
Net total loss for reportable segments	$(4,707,704)	$(29,849,189)
Elimination of intersegment profits	-	-
Net income	$(4,707,704)	$(29,849,189)

Assets
Total assets for reportable segements	$19,559,382	$19,653,999
Elimination of intersegment receivables	(1,928,320)	(1,130,801)
Total consolidated assets	$17,631,062	$18,523,198

Total depreciation and amortization expense for the nine months ended September 30, 2009 for LifeGuard, USHBG, Zurvita, JRM and Corporate and Other was approximately $513 thousand, $545 thousand, $25 thousand, $4 thousand and $63 thousand, respectively.  For the nine months ended September 30, 2008, total depreciation and amortization expense for LifeGuard, USHBG, Zurvita, JRM and Corporate and Other was approximately $2.26 million, $618 thousand, $5 thousand, $21 thousand and $36 thousand, respectively.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 23, 2009, the date of issuance of the financial statements.

During November 2009, the Company issued 13,786,260 shares of its common stock and a promissory note for $105,000 to an individual in settlement of potential claims.  The shares were issued in a transaction that was exempt from registration of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act of 1933, which exempts transactions by an issuer not involving a public offering.

On November 17, 2009, the Company paid off an $800 thousand note payable to an executive with accrued interest of approximately $54 thousand.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through September 2010, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita’s anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 (the “2008 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

•
Results of operations – This section provides an analysis of our results of operations comparing the three and nine months ended September 30, 2009 to 2008.  This analysis is provided on a consolidated and operating segment basis.

•
Liquidity and capital resources – This section provides an analysis of our cash flows for the three and nine months ended September 30, 2009 and 2008 as well as a discussion of our liquidity and capital resources.

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

•
JRM Benefits Consultants Division – This division markets various financial services and healthcare products through its agent distribution network to individuals, families and employer groups.  The Company operates this division through JRM.  In September 2009, the division reduced its call center focus and shifted to an agent distribution model for its products as well as other Amacore division products.  The Company operates this division through JRM Benefits Consultants, LLC, a wholly owned subsidiary of the Company (“JRM”).

•
Corporate and Other Division – This division provides management and financial support to the Company’s various divisions as well as performs corporate governance and compliance.  Additionally, the Company recognizes residual revenue from the initial launch of market campaigns prior to the acquisition of LifeGuard.

•
Zurvita Marketing Division – This is a network marketing company that sells healthcare products, financial services, and consumer products to individuals and families. The Company is the primary beneficiary of Zurvita Holdings Inc. (“Zurvita”), a variable interest entity.

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

Business History

On July 30, 2009 (the “Closing Date”), Red Sun Minning Inc. (“Red Sun”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Zurvita and the holders of all of the issued and outstanding securities of Zurvita prior to the Closing Date (the “Zurvita Securities Holders”), pursuant to which, among other things, the Zurvita Securities Holders contributed all of their securities of Zurvita to Red Sun in exchange for Red Sun’s issuance to them of 9.3 million shares of common stock of Red Sun.  Prior to the consummation of the Share Exchange agreement, Zurvita was a wholly-owned subsidiary of Amacore, and Red Sun was a public shell.

Concurrent with the closing of the Share Exchange Transaction, Zurvita entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor and closed a private placement offering pursuant to which it raised gross proceeds of $1.75 million and, among other things, issued and sold convertible preferred stock convertible into shares of Zurvita’s common stock at an initial conversion price of $0.25, subsequently adjusted to $0.0625 pursuant to a four (4) for one (1) forward stock split.

Concurrent with the closing of the Share Exchange Transaction, Zurvita entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc. (“OmniReliant”), a related party, pursuant to which Zurvita agreed to provide placement of advertising for OmniReliant on its website and OmniReliant agreed to provide the Company with certain marketing services (the “OmniReliant Agreement”). The marketing services to be provided by OmniReliant include the production of infomercials, video production services, management of call centers, buying and fulfillment services. In consideration for such services, OmniReliant received an aggregate of 3.8 million shares of Zurvita’s common stock.

Pursuant to the terms of a repurchase agreement (the “Repurchase Agreement”), Red Sun repurchased 2 million or 66% of the outstanding shares of Red Sun common stock for a total repurchase price of $210 thousand.

As a result of the Share Exchange Transaction and the consummation of the transactions pursuant to the Repurchase Agreement, the Red Sun experienced a change in control and ceased to be a shell company. Zurvita became a wholly-owned subsidiary of Red Sun and the former shareholders of Zurvita became the owners of approximately 66% of Red Sun’s issued and outstanding shares of common stock and 44% of the voting rights of total equity securities outstanding (after giving effect to subsequent issuances of common stock).  The combined entity elected to change its name from Red Sun Mining, Inc. to Zurvita Holdings, Inc. while maintaining Red Sun’s status as a SEC registrant and continuing the business plan of Zurvita only.

Subsequent to the reverse merger, management determined Zurvita to be a variable interest entity due to affiliated parties participating in the design of the entity and insufficent equity investment at risk to permit Zurvita to finance its activities without requiring additional subordinated financial support.  Management also determined Amacore to be the primary beneficiary and has included the accounts of Zurvita within its consolidated financial statements.  Significant factors that led to this determination were Amacore’s voting rights relative to other common and preferred stockholders as well as how closely associated Amacore and Zurvita are relative to other related party variable interest holders, and the extent of Amacore's ability to direct significant activities of Zurvita.

As a result of the aforementioned transactions, Amacore’s ownership interest in Zurvita Holdings changed from 100% to 66%.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$7,088,082	$8,552,653	$(1,464,571)	$21,965,998	$21,239,593	$726,405
Cost of Sales	4,605,830	5,971,008	(1,365,178)	14,152,345	15,252,863	(1,100,518)

Gross Profit	2,482,252	2,581,645	(99,393)	7,813,653	5,986,730	1,826,923

Operating Expenses	10,162,748	24,648,511	(14,485,763)	25,186,191	37,469,963	(12,283,772)
Operating Loss	(7,680,496)	(22,066,866)	14,386,370	(17,372,538)	(31,483,233)	14,110,695

Other Income	416,177	10,891,210	(10,475,033)	11,059,365	1,634,044	9,425,321

Net Loss Before Income Taxes	(7,264,319)	(11,175,656)		(6,313,173)	(29,849,189)
Income Taxes	5,086	-		5,086	-
Net Loss	(7,269,405)	(11,175,656)	3,906,251	(6,318,259)	(29,849,189)	23,536,016

Less: Net Loss Attributed to Non-Controlling Interest in Zurvita Holdings, Inc.	1,610,555	-		1,610,555	-
Net Loss Attributed to The Amacore Group, Inc.	(5,658,850)	(11,175,656)	5,516,806	(4,707,704)	(29,849,189)	25,141,485

Preferred Stock Dividend and Accretion	(4,224,426)	(489,524)	3,734,902	(5,194,871)	(1,153,599)	4,041,272

Net Loss Available to Common Stockholders	$(9,883,276)	$(11,665,180)	$1,781,904	$(9,902,575)	$(31,002,788)	$21,100,213

Basic and Diluted Loss Per Share	$(0.01)	$(0.08)		$(0.01)	$(0.21)

Revenue:

Total revenue was approximately $7.1 million and $22 million for the three and nine months ended September 30, 2009, a decrease of $1.5 million and an increase of approximately $726 thousand from total revenue of approximately $8.6 million and $21.2 million for the same periods in 2008.

The Company’s decrease in revenue for the three month period ended September 30, 2009 is mainly attributed to the cancellation of a significant contract with a third-party direct response marketer who was marketing a lifestyle benefit product of the LifeGuard division.  Prior to the cancellation of the contract in late October 2008, the sales volume for this particular marketer had reached its peak during the three months ended September 30, 2008.  The contract was cancelled due certain contractual terms that resulted in significant customer acquisition costs and selling and marketing costs. During the nine months ended September 30, 2009, the Company has added multiple direct response marketing partnerships that are expected to surpass the sales volume of the cancelled contract in future periods as well as provide for increased profitability as the new contracts have been structured to significantly reduce lead cost.  Revenue growth for the nine month period is attributable to the acquisition of USHBG which occurred in April of 2008, the addition of new strategic direct response marketing partnerships, new product offerings, extension of marketing channels and continued growth in the Company’s overall lifestyle products membership base.

Cost of Sales:

For the three and nine months ended September 30, 2009, cost of sales was approximately $4.6 million and $14.2 million, a decrease of approximately $1.4 million and $1.1 million from total cost of sales of $6.0 million and $15.3 million for the respective period in 2008.  Cost of sales represented approximately 65% and 70% of total revenue for the three months ended September 30, 2009 and 2008, respectively, and 64% and 72% for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in cost of sales as a percentage of total revenue for the three month period is attributed to improved gross margin of Zurvita.  The decrease for the nine month period is a direct result of the strategic acquisition of USHBG during the second quarter of the fiscal year 2008 and the improved gross margin Zurvita has recognized in 2009.  Commission expense paid by LifeGuard to USHBG for selling certain products has been eliminated upon consolidation for the three and nine months ended September 30, 2008 and for the three and nine months ended September 30, 2009.  Prior to the acquisition of USHBG, commissions paid to USHBG were not eliminated and thus were added as a cost of sales item.

For the three and nine months ended September 30, 2009, sales commissions accounted for $3.4 million or 75% of cost of sales, and $10.8 million or 76% of cost of sales, respectively as compared to $4.6 million or 77%, of cost of sales, and $10.9 million or 72% of cost of sales for the three and nine months ended September 30, 2008, respectively.  For the three and nine months ended September 30, 2009, medical benefit cost accounted for $1.2 million or 25% of cost of sales and $3.4 million or 24% of cost of sales, respectively, compared to $1.4 million or 23% of cost of sales and $4.3 million or 28% of cost of sales for the three and nine months ended September 30, 2008, respectively.

Gross Profit:

The Company’s gross profit was approximately $2.5 million or 35% of revenue and $7.8 million or 36% of revenue for the three and nine month periods ended September 30, 2009, respectively, as compared to approximately $2.6 million or 30% of revenue and $6.0 million or 28% of revenue for the three and nine month periods ended September 30, 2008, respectively.  While much of the improvement in gross profit is a direct result of the strategic acquisition of USHBG through the intercompany elimination of commission expense, there were also notable improvements in gross profit for LifeGuard and Zurvita.

Operating Expenses:

Our operating expenses for the three and nine month periods ended September 30, 2009 were $10.2 million and $25.2 million, respectively, as compared to $24.6 million and $37.5 million for the same periods in 2008.

The table below sets forth components of our operating expenses for the three and nine months ended September 30, 2009 compared to the corresponding prior year period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)

Amortization	$213,253	$1,001,142	$(787,889)	$811,984	$2,725,834	$(1,913,850)
Depreciation	113,733	100,036	13,697	337,958	225,939	112,019
Impairment loss on goodwill and other intangible assets	4,201,699	15,308,944	(11,107,245)	4,201,699	15,308,944	(11,107,245)
Office related expenses	613,916	602,271	11,645	1,866,190	1,427,706	438,484
Payroll and benefits	2,090,188	2,299,556	(209,368)	6,802,486	6,500,665	301,821
Professional fees and legal settlement	1,172,136	1,583,485	(411,349)	5,806,404	2,141,098	3,665,306
Selling and marketing	1,637,228	3,351,142	(1,713,914)	5,019,518	8,115,736	(3,096,218)
Travel	120,595	401,935	(281,340)	339,952	1,024,041	(684,089)

Total operating expenses	$10,162,748	$24,648,511	$(14,485,763)	$25,186,191	$37,469,963	$(12,283,772)

Depreciation and amortization expense, which is computed on a straight-line method over the assets’ estimated lives, for the three and nine months ended September 30, 2009, was approximately $327 thousand and $1.1million, respectively, a decrease of approximately $774 thousand and $1.8 million over the same prior year periods. This decrease is attributable to lower carrying balances of intangible assets as a result of an impairment charge taken at September 30, 2008.

Impairment loss on goodwill and other intangible assets was based on the Company’s impairment analysis and consideration of the current and expected future market conditions. The Company determined that goodwill and certain intangible assets related to the JRM and USHBG reporting units were impaired. The Company recorded non-cash, pre-tax total impairment charges of approximately $167 thousand and $4 million for the JRM and USHBG reporting units, respectively, for the three and nine months ended September 30, 2009. The Company recognized an aggregate impairment loss on goodwill and other intangible assets in the amount of $4.2 million and $15.3 for the three and nine months ended September 30, 2009 and 2008, respectively. The decrease in the aggregate impairment is a result of lower goodwill and other intangible asset balances as well as improvement in the profitability of the LifeGuard division.

Office related costs include rent, insurance, utilities and office maintenance. For the three month period ended September 30, 2009, these costs were approximately $182 thousand, $46 thousand, $189 thousand, and $197 thousand, respectively.  For the nine month period ended September 30, 2009, these costs were approximately $526 thousand, $136 thousand, $572 thousand, and $633 thousand, respectively.  Total office related expenses increased approximately $12 thousand and $438 thousand over the respective three and nine months periods ended September 30, 2008.  The overall nine month period increase is as a result of growth in the Company’s operations as well as the addition of the acquired operations of USHBG.

Professional fees and legal settlement consist of consulting, accounting fees, contract labor, legal costs and litigation accruals. For the three month period ended September 30, 2009, these costs were approximately $268 thousand, $196 thousand, $13 thousand and $700 thousand, respectively.   For the nine month period ended September 30, 2009, these costs were approximately $1.1 million, $917 thousand, $243 thousand, and $3.6 million, respectively.   The decrease noted in the three months ended September 30, 2009 is attributable to the decrease in legal costs incurred by the Company as a result of the Company settling certain litigation. The increase of approximately $3.7 million for the nine month period ended is attributed to settling an outstanding litigation matter for $1.8 million as well as the significant legal costs incurred up until the settlement date.

Payroll and related expenses for the three and nine months ended September 30, 2009 were approximately $2.1 million and $6.8 million, respectively, a decrease of approximately $209 thousand and an increase of approximately $302 thousand over the same prior year periods.  The decrease for the three months was due to the effect of cost reduction measures employed by the Company.  The Company expects to continue realizing significant payroll savings in future quarters as a result of cost reduction measures taken during the three months ended September 30, 2009.  The overall nine month increase is a result of Company acquiring the operations of USHBG.

Business travel expenses for the three and nine months ended September 30, 2009 were approximately $121 thousand and $340 thousand, respectively, a decrease of $281 thousand and $684 thousand, over the same prior year periods.  The decrease in travel expenses is a result of the Company’s efforts to reduce non-essential costs.

Selling and marketing expenses for the three and nine months ended September 30, 2009 was $1.6 million and $5 million, respectively, an approximate decrease of approximately $1.7 million and $3.1 million over the same prior year periods.  During the three and nine months ended September 30, 2008, a major direct response marketing contract was in effect that resulted in significant selling and marketing lead cost.  This direct response marketing contract did not exist during the nine months ended September 30, 2009.

Loss from operations before other income and expense:

Loss from operations was approximately $7.7 million and $17.4 million for the three and nine months ended September 30, 2009, respectively, as compared to approximately $22.1 million and $31.5 million for the three and nine months ended September 30, 2008, respectively.  Excluding amortization, depreciation and impairment loss on goodwill and other intangible assets which are significant non-cash expenses, the loss from operations was approximately $3.2 million and $12 million for the three and nine months ended September 30, 2009, respectively, as compared to approximately $5.7 million and $13.2 million for the three and nine months ended September 30, 2008.  The decrease of approximately $2.5 million and $1.2 million for the three and nine month periods is a result of the Company’s cost reduction and containment measures employed over the past year.  The decrease for the nine month period is less substantial as compared to the three month period due to a significant legal settlement of $1.8 million incurred as of June 30, 2009.

Other Income (Expense)

Interest expense:

Interest expense for the three and nine months ended September 30, 2009 was approximately $104 thousand and $259 thousand, respectively, compared to approximately $562 thousand and $692 thousand, respectively, for the same periods in 2008.  During the three months ended September 30, 2008, the company paid off certain notes payable issued at a discount. As a result of paying off these notes, the $504 thousand of unamortized discount was recognized as additional interest expense during the three months ended September 30, 2008.  During the three and nine months ended September 30, 2009, the Company neither issued debt at a discount nor issued debt in conjunction with other financial instruments that upon the allocation of proceeds to each instrument would result in a discount.

Loss on conversion of note payable:

There was no loss on conversion of notes payable for the nine months ended September 30, 2009, while a loss of approximately $243 thousand was incurred for the nine months ended September 30, 2008.

Gain (loss) on change in fair value of warrants:

Certain of the Company’s warrants are recorded at fair value with changes in their fair value reflected in the Company’s condensed consolidated Statement of Operations.  For the three and nine months ended September 30, 2009, the gain on change in fair value of warrants was approximately $405 thousand and $11.2 million, respectively, while an approximate $11.4 million  and $2.5 million gain was incurred during the three and nine months ended September 30,  2008.  Excluding the $4 million loss recognized from the change in fair value of Zurvita issued warrants for the three and nine months ended September 30, 2009, a gain of approximately $4.4 million and $15.2 million resulted from the change in fair value of Amacore’s issued warrants for the three and nine months ended September 30, 2009, respectively.  The gain on Amacore warrants is attributable to the common stock market price decreasing to $0.03 from $0.12 as of September 30, 2009 and December 31, 2008, respectively.  These gains and losses are a non-cash item not impacting operating cash flows or results of operations.  See Note 8 – Liabilities Measured at Fair Value to the financial statements contained elsewhere in this report for additional information with respect to the calculation of change in fair value of warrants for the three and nine months ended September 30, 2009.

Net loss:

The Company’s net loss amounted to approximately $7.3 million and $6.3 million for the three and nine months ended September 30, 2009 as compared to approximately $11.2 million and $29.8 million net loss for the same prior year periods.

Net loss attributed to non-controlling interest in Zurvita Holdings, Inc.:

Net loss attributed to the non-controlling interest in Zurvita represents 34% of Zurvita’s net loss for the period subsequent to the change in ownership structure of Zurvita.  The non-controlling interest portion of Zurvita’s net loss was approximately $1.6 million for the three and nine months ended September 30, 2009 as compared to $0 for the three and nine months ended September 30, 2008.  The increase between the periods is a result of The Amacore Group’s ownership changing from 100% to 66% on July 30, 2009.  Zurvita’s net loss for the period July 30, 2009 to September 30, 2009 was $4.7 million.  The remaining 66% or $3.1 million is included within the net loss attributed to The Amacore Group, Inc. for the three and nine months ended September 30, 2009.

Net loss attributed to The Amacore Group, Inc.:

After reducing consolidated net loss by the amount allocated to the non-controlling interest in Zurvita, the net loss attributed to The Amacore Group, Inc. before income taxes was approximately $5.7 million and $4.7 million for the three and nine months ended September 30, 2009, respectively, as compared to approximately $11.2 million and $29.8 million for the three and nine months ended September 30, 2008, respectively.  The decrease of approximately $5.5 million and $25.1 million between the three and nine month periods is attributable to less impairment recognized, significant gains on fair valuing the Company’s warrants and cost reduction and containment measures employed over the past nine months.

Preferred stock dividends and accretion:

Preferred stock dividends and accretion amounted to approximately $4.2 million and $5.2 million for the three and nine months ended September 30, 2009 as compared to $490 thousand and $1.2 million for the same periods in 2008.  The increase is due to a $3.2 million beneficial conversion feature that resulted from the issuance of Series L Preferred Stock on June 29, 2009 which had been fully accreted as of September 30, 2009.   An additional $18.5 million of preferred stock has been issued since December 31, 2008 which accounts for an additional $368 thousand of preferred stock dividends.

Net loss attributed to The Amacore Group, Inc. available to common stockholders:

After the effect of allocating to the non-controlling interest its portion of Zurvita’s net loss and after the effects of income taxes and preferred stock dividends and accretion, the net loss attributed to The Amacore Group, Inc. common stockholders was approximately $9.9 million for the three and nine months ended September 30, 2009 as compared to approximately $11.7 million and $31 million for the three and nine months ended September 30, 2008, respectively.  The slight decrease of $1.8 million for the three month periods is a result of Amacore recognizing its substantial portion of the loss associated with fair valuing Zurvita’s warrants as of September 30, 2009 and the recognition of accretion related to a beneficial conversion feature on certain of the Company’s Series L Preferred Stock issuances.  The decrease of $21.1 million for the nine month period is attributable to less impairment recognized, significant gains on fair valuing the Company’s warrants which significantly offset the loss recognized on fair valuing the Zurvita warrants and cost reduction and containment measures employed over the past nine months.

Loss per common share:

Loss per common share amounted to $0.01 for the three and nine months ended September 30, 2009, compared to $0.08 and $0.21 for the three and nine months ended September 30, 2008, respectively.  The decrease in loss per share between the periods resulted due to the improvement in the Company’s net loss and the increase in the number of average common shares outstanding by approximately 881 million and 876 million for the three and nine months ended September 30, 2009, respectively.  The significant share increase is attributed to the December 31, 2008 conversion of Series J and Series K preferred stock into 775.3 million and 77.9 million, respectively, shares of common stock.

Segment Analysis

LifeGuard Division

	For the Three Months Ended		For the Nine Months Ended
	2009	2008	2009	2008

Revenues	$5,350,267	$6,462,754	$16,825,378	$16,965,782

Cost of Sales	(3,722,598)	(5,196,158)	(12,464,845)	(13,924,010)

Gross Profit	1,627,669	1,266,596	4,360,533	3,041,772

Operating Expenses	(1,254,505)	(12,321,030)	(4,618,611)	(19,698,418)

Other Income (Expense)	45,078	(1,047)	29,189	(7,850)

Net Income (Loss) Before Taxes	$418,242	$(11,055,481)	$(228,889)	$(16,664,496)

Income Taxes	-	-	-	-

Net Income (Loss)	$418,242	$(11,055,481)	$(228,889)	$(16,664,496)

LifeGuard’s revenue was $5.4 million compared to $6.5 million for the three months ended September 30, 2009 and 2008, respectively.  The decrease in revenue for the three month period ended September 30, 2009 is attributable to the cancellation of a significant contract with a third-party direct response marketer who was marketing a lifestyle benefit product of the LifeGuard division.  Prior to the cancellation of the contract in late October 2008, the sales volume for this particular marketer had reached its peak during the three months ended September 30, 2008.  The contract was cancelled due to certain contractual terms that resulted in significant customer acquisition costs and selling and marketing costs. During the nine months ended September 30, 2009, the Company has added multiple direct response marketing partnerships that are expected to surpass the sales volume of the cancelled contract in future periods as well as provide for increased profitability as the new contracts have been structured to significantly reduce lead cost.

Cost of sales decreased approximately $1.5 million for the three month period ended September 30, 2009 over the prior year period.  The cost of sales decrease is a direct result of decreased revenue in the three months ended September 30, 2009 over the same prior year period.  Operating expenses and net loss decreased approximately $11 million and $11.5 million, respectively, for the three months ended September 30, 2009 as compared to same period in 2008.  The decrease is related directly to the impairment charge of approximately $9.1 million taken during the three months ended September 30, 2008 that was not taken in the same period in 2009.  Excluding the effects of the impairment charges, operating expense and net loss decreased by approximately $1.9 million and $2.4 million, respectively.  This decrease is due to a decrease in the amount of lead costs that were incurred in 2009 as compared to 2008.  During 2009, the company has shifted its efforts to contract with direct response marketers whereby commission payment structures compensate based upon leads that produce billable sales, which lowers overall customer acquisition costs and improves profitability.

For the nine months ended September 30, 2009, LifeGuard’s revenue decreased approximately $200 thousand from $17 million to $16.8 million despite the significant revenue decrease experienced in the three months ended September 30, 2009.  The reason for this is due to the division entering into multiple agreements with new direct response marketers to sell the division’s products which were entered into to replace the revenue of a significant marketing agreement that was cancelled during October 2008.

Cost of sales decreased by approximately $1.4 million to $12.5 million compared to $13.9 million for the nine months ended September 30, 2009 and 2008, respectively.  The cost of sales decrease is a direct result of decreased revenue in the nine months ended September 30, 2009 over the same prior year period.

Operating expenses and net loss decreased approximately $11 million and $11.5 million, respectively, for the three months ended September 30, 2009 as compared to the same period in 2008.  Operating expenses and net loss decreased $15.1 million and $16.4 million, respectively, for the nine months ended September 30, 2009 as compared to the same period in 2008.  The decrease for each period is attributed to an impairment charge of approximately $9.1 million taken during the three and nine months ended September 30, 2008 that was not taken in the same period in 2009 as well as the reduction of selling and marketing costs incurred as a result of the cancellation of significant direct response marketing contract in October 2008.  Excluding the effects of the impairment charges, operating expense and net loss decreased by approximately $2.0 million and $2.4 million, respectively, for the three months ended September 30, 2009 and $6 million and $7.3 million for the nine months ended September 30, 2009.  Significant decreases in amortization expense and selling and marketing expense contributed to the overall decrease between the periods of comparison.  Amortization expense decreased approximately $729 thousand and $1.8 million for the three and nine months ended September 30, 2009 as a result of lower carrying amounts of intangible assets subject to amortization as a result of the impairment charge taken on September 30, 2008.  Selling and marketing decreased approximately $1.1 million and $3.9 million for the three and nine months ended September 30, 2009 as a result of the division’s efforts to modify how it contracts with direct response marketers to lower customer acquisition costs and selling and marketing costs.

USHBG Division

	For the Three Months Ended		For the Nine Months Ended
	2009	2008	2009	2008

Revenues	$871,530	$1,422,031	$3,153,552	$2,893,743

Cost of Sales	(377,685)	(469,875)	(1,072,398)	(914,790)

Gross Profit	493,845	952,156	2,081,154	1,978,953

Operating Expenses	(5,017,807)	(7,043,115)	(7,132,267)	(8,167,537)

Other Expense	-	-	(127,146)	(124,834)

Net Loss Before Taxes	$(4,523,962)	$(6,090,959)	$(5,178,259)	$(6,313,418)

Income Taxes	-	-	-	-

Net Loss	$(4,523,962)	$(6,090,959)	$(5,178,259)	$(6,313,418)

USHBG revenues were $872 thousand and $1.4 million for the three months ended September 30, 2009 and 2008, respectively.  The decrease of $551 thousand is due to lower sales of products due to national economic conditions.  Operating expenses decreased approximately $2.0 million for the three months ended September 30, 2009 as compared to the same period in 2008.   The decrease is related directly to the impairment charge of approximately $4 million taken during the nine months ended September 30, 2009 compared to $6 million taken during the same period in 2008.

For the nine months ended ended September 30, 2009 and 2008, total revenue was $3.2 million and $2.9 million, respectively, an increase of $260 thousand.  Operating expenses decreased $1 million for the nine months ended September 30, 2009 compared to the same period of 2008. The increase in revenue for the nine months ended September 30, 2009 as compared to the same period of 2008 is directly related to the fact that the company had nine months of activity in 2009 as compared to six months in 2008 due to the fact that the Company was acquired at the beginning of the second quarter of fiscal year 2008. The decrease in operating expenses is related directly to the impairment charge of approximately $4 million taken during the nine months ended September 30, 2009 compared to $6 million taken during the same period in 2008.  Excluding the effects of the impairment charges, operating expense increased by approximately $1 million.  The increase is a result of the difference in the number of months USHBG was operating as a subsidiary of the Company during the nine months ended September 30, 2009 and 2008.

Zurvita Division

	For the Three Months Ended		For the Nine Months Ended
	2009	2008	2009	2008

Revenues	$1,289,135	$1,405,442	$3,634,110	$2,274,377

Cost of Sales	(1,218,300)	(1,176,108)	(2,890,695)	(2,003,565)

Gross Profit	70,835	229,334	743,415	270,812

Operating Expenses	(1,834,685)	(1,804,044)	(5,119,365)	(3,861,260)

Other Income	(3,969,793)	-	(3,969,793)	-

Net Loss Before Taxes	$(5,733,643)	$(1,574,710)	$(8,345,743)	$(3,590,448)

Income Taxes	-	-	-	-

Net Loss	$(5,733,643)	$(1,574,710)	$(8,345,743)	$(3,590,448)

Zurvita was incorporated in late January 2008. For the three months ended September 30, 2009 and 2008, Zurvita achieved total revenue of approximately $1.3 million and $1.4 million, respectively, an approximate decrease of $100 thousand.  Revenue primarily consisted of membership product sales to individual consumers and marketing fees paid by independent Zurvita marketing representatives.  Membership product sales for the three months ended September 30, 2009 and 2008 were approximately $309 thousand and $461 thousand, respectively, while marketing fees were approximately $867 thousand and $617 thousand, respectively.  The increase in total revenue is a direct result of growth in the division’s network sales representatives to 6,385 from 4,309 as of September 30, 2009 as compared to 2008.  The division was able to attract and retain more representatives as a result of greater product offering as of September 30, 2009 as compared to September 30, 2008.

For the nine months ended September 30, 2009 and 2008, Zurvita achieved total revenue of approximately $3.6 million and $2.3 million, respectively, an increase of $1.3 million.  Revenue primarily consisted of membership product sales to individual consumers and marketing fees paid by independent Zurvita marketing representatives.  Membership product sales for the nine months ended September 30, 2009 and 2008 were approximately $1.2 million and $796 thousand, respectively, while marketing fees were approximately $2.1 million and $1.2 million, respectively.   The increase in total revenue is a direct result of the growth in the division’s network sales representatives as a result of greater product offerings as of September 30, 2009 as compared to September 30, 2008.

Cost of sales for the three month period ended September 30, 2009 increased by $42 thousand to $1.2 million over the same prior year period.  Cost of sales included sales commissions paid to marketing representatives and the benefit and product cost associated with the products and services sold.  For the three months ended September 30, 2009 these costs were approximately $960 and $258 thousand, respectively, as compared to approximately $906 thousand and $270 thousand, respectively, for the three months ended September 30, 2008.    The increase in cost of sales is related to certain promotions run during the three months ended September 30, 2009 on product and recruiting.

Cost of sales for the nine month period ended September 30, 2009 increased by approximately $900 thousand to $2.9 million over the same prior year period.  Costs of sales included sales commissions paid to marketing representatives and the benefit and product cost associated with the products and services sold.  For the nine months ended September 30, 2009 these costs were approximately $2.3 million and $600 thousand, respectively, as compared to $1.7 million and $300 thousand, for the nine months ended September 30, 2008, respectively.  The increase in cost of sales is directly related to the increase in revenues as each product sold generates sales commissions and contains a product cost.  However, cost of sales as a percentage of revenue has decreased from 88% to 80% for the nine month period ended September 30, 2009 as compared to the same prior period as a result of less non-traditional sales incentive compensation strategies.  In order to attract and retain marketing representatives while the division was being structured and products developed, non-traditional means of sales compensation was employed.  During 2009, the division had a greater product offering and larger marketing representative base thereby reducing the need for non-traditional compensation methods.

Operating expenses and net loss were approximately $1.8 million and $5.7 million, respectively, for the three months ended September 30, 2009, as compared to operating expenses and net loss of $1.8 and $1.6 million, respectively for the same prior year periods.  Operating expenses and net loss were approximately $5.1 million and $8.3 million, respectively, for the nine months ended September 30, 2009 as compared to operating expenses and net loss of $3.9 million and $3.6 million, respectively, for the same prior year periods.  The $4.1 million increase in net loss for the three months ended September 30, 2009 is mainly attributable to the $4 million loss recognized from fair valuing Zurvita’s warrants which are accounted for as a liability.  The $4.8 million increase in net loss for the nine months ended September 30, 2009 and 2008 is attributed to fair valuing the aforementioned warrants and the recognition of a $600 thousand loss with respect to a legal settlement entered into by Zurvita, the Company and AmeriPlan Corporation.  The Companies were able to settle the outstanding litigation for $1.8 million by means of a Mutual Compromise and Settlement Agreement of which $1.2 million was paid by Amacore and of which $600 thousand was the future responsibility of Zurvita and structured as a note payable. If Zurvita and Amacore were not related parties or named parties of the lawsuit at the time of the settlement, the outcome, and consequently, the loss incurred by Zurvita with respect to this settlement may have been materially different. (See Part II Item 1 “Legal Proceedings” for further discussion on this legal matter.

JRM Division

	For the Three Months Ended		For the Nine Months Ended
	2009	2008	2009	2008

Revenues	$45,372	$39,398	$137,210	$212,099

Cost of Sales	(6,015)	-	(7,944)	(140)

Gross Profit	39,357	39,398	129,266	211,959

Operating Expenses	(324,765)	(497,457)	(676,391)	(824,395)

Other Expense	(7,167)	(5,778)	(23,440)	(21,029)

Net Loss Before Taxes	$(292,574)	$(463,837)	$(570,565)	$(633,465)

Income Taxes	-	-	-	-

Net Loss	$(292,574)	$(463,837)	$(570,565)	$(633,465)

During the fourth quarter of 2008 and continuing in the first quarter of fiscal 2009, the JRM division shifted its resources to market other insurance related products as a result of the national economic downturn in the mortgage market.  The impact of the decline in demand for the division’s mortgage protection product, which was the main product that JRM marketed during 2008,  has contributed to the decrease in revenue of approximately $92 thousand for the nine months ended September 30, 2009, respectively, as compared to the nine months ended September 30, 2008.  At September 30, 2008, the division realized an impairment loss on its goodwill and other intangible assets of $305 thousand which was attributed to lower forecasted cash flows as a result of less demand for the mortgage protection product.

During the second quarter of fiscal 2009, this division migrated all sales effort to an agent distribution network model and reduced its focus on call center services while further shifting its resources to market other insurance related products such as final expense, dental and critical illness life. These products are being sold in the voluntary employee benefits market, through small employer groups and through agent and broker networks. At September 30, 2009, the division realized an additional impairment loss on its goodwill and other intangible assets of $167 thousand as a result of insufficient revenue growth for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  The lack of revenue growth and the continuing trend of the division’s fixed operating costs exceeding its revenue had led to this impairment determination.  The division has implemented a workforce reduction in June 2009 and will continue to market Amacore and other third-party products through an agent distribution network model.

Excluding the impairment loss recognized on goodwill and other intangible assets of $167 thousand and $305 thousand as of September 30, 2009 and 2008, respectively, operating expenses for the three and nine months ended September 30, 2009 were $158 thousand and $509 thousand, respectively, as compared to $192 and $519, respectively, for the three and nine months ended September 30, 2008. Operating expenses decreased approximately $34 thousand and $10 thousand for the three and nine months ended September 30, 2009 due to the workforce reduction implemented during the end of the second quarter of 2009.

Corporate and Other

	For the Three Months Ended		For the Nine Months Ended
	2009	2008	2009	2008

Revenues	$288,304	$246,264	$657,532	$950,194

Cost of Sales	(37,759)	(152,103)	(158,247)	(466,960)

Gross Profit	250,545	94,161	499,285	483,234

Operating Expenses	(1,730,986)	(2,982,865)	(7,639,557)	(4,918,353)

Other Income	4,348,059	10,898,035	15,150,555	1,787,757

Net Income (Loss) Before Taxes	$2,867,618	$8,009,331	$8,010,283	$(2,647,362)

Income Taxes	5,086	-	5,086	-

Net Income (Loss)	2,862,531	8,009,331	8,005,196	(2,647,362)

Net Loss Attributed to Non-Controlling Interest
in Zurvita Holdings, Inc.	1,610,555	-	1,610,555	-

Net Income (Loss)	$4,473,087	$8,009,332	$9,615,752	$(2,647,361)

This division’s primary function is to provide executive managerial support and to provide financial resources to the Company’s various divisions and is responsible for corporate governance and compliance.  Operating expenses and net income were approximately $1.7 million and $2.9 million, respectively, for the three months ended September 30, 2009 as compared to operating expenses and net income of $3.0 million and $8.0 million, respectively, for the same prior year periods.  Operating expenses and net income were approximately $7.6 million and $8.0 million, respectively, for the nine months ended September 30, 2009 as compared to operating expenses and net loss of $4.9 million and $2.6 million, respectively, for the same prior year periods.  The $1.3 million decrease in operating expenses between the three months ended September 30, 2009 and 2008 is a result of significant cost reduction efforts, specifically, in the areas of payroll, consulting and legal.  Excluding the effects of reversing a $3 million litigation accrual upon a successful settlement during the nine months ended September 30, 2008 and excluding a $1.2 million legal settlement entered into during the nine months ended September 30, 2009, operating expenses decreased $1.3 million.  Significant cost reduction efforts, specifically, in the areas of payroll, consulting and legal have led to this decrease.

Other income for this division is mainly the change in the fair value of the Company’s warrants accounted for as liabilities.  At each reporting period, the warrants are fair valued and any resulting gain or loss is recognized as other income or expense.  A significant input for determining fair value is the market price of the Company’s common stock.  Due to the Company’s share price decreasing from $0.20 at September 30, 2008 to $0.03 at September 30, 2009, significant gains have resulted and have been recorded as other income at each reporting period.  These gains are non-cash transactions and do not impact cash flows from operations.

Net income or net loss for Corporate and Other division is driven by the level of the division’s operating expenses and other income or expense as this division is a cost center.  This division recognizes minimal residual revenue from the initial launch of certain market campaigns prior to the acquisition of LifeGuard.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the nine month period ended September 30, 2009 to the corresponding prior fiscal year:

	September 30, 2009	September 30, 2008

Net cash used in operating activities	$(12,109,545)	$(17,261,077)
Net cash used in investing activities	(271,399)	(1,423,451)
Net cash provided by financing activities	18,410,986	17,065,288

Net increase (decrease) in cash	$6,030,042	$(1,619,240)

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

For the Year Ended December 31,

2009	$108,152
2010	379,846
2011	290,880
2012	137,104
2013	141,204
Thereafter	194,389
$1,251,575

Future minimum payments under capital lease obligations on a fiscal year basis are as follows (1):

2009	$109,260
2010	90,461
2011	82,785
2012	72,038
2013	18,168
$372,712

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

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During 2009, the Company has raised from an outside source $18.5 million of equity funding.  In order to raise capital, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $2 million of outstanding notes payable as of September 30, 2009.

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

The Amacore Group, Inc. v. Ty Bruggemann, Thomas Welch, Paul Johnson, Lifeguard Benefit Services, Inc., Consumer Assistance Services Association, Direct Medical Network Solutions, Inc.; In the United States District Court, Middle District of Florida, Tampa Division; Case No. 8:09-cv-00748-JSM-TGW (the “Florida Litigation”). In April, 2007, Amacore initiated the Florida Litigation against the named individuals and companies asserting fraud in the inducement with respect to an October 12, 2009, Agreement of Plan and Merger between Amacore Group, Inc. (“Amacore”), LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. (“Lifeguard”) (“Agreement”). Alternatively, Amacore initiated this litigation to dispute or modify certain adjustments that were to be made on or about April 12, 2009, pursuant to the terms of the Agreement. Amacore asserted causes of action against the defendants including fraud in the inducement, negligent misrepresentation, conspiracy to commit fraud, breach of contract, theft and conversion, unjust enrichment, and a demand for an accounting. Defendants responded by filing a motion to dismiss based upon jurisdictional and other grounds. The Florida Litigation has just begun; Amacore will vigorously pursue every available legal remedy for the claims asserted in the Florida Litigation.

Ty Bruggemann, Paul Johnson, Thomas Welch, Rocky Williams, Richard Burton, and Kim Fleischer v. The Amacore Group, Inc., Jay Shafer, Shad Stastney, Chris Phillips, Clark A. Marcus, Giuseppe Crisafi, Guy Norberg, Jerry Katzman, Vicis Capital, LLC, and John Doe 1-100; In the United States District Court, District of New Jersey; Case No. 2:09-cv-02776-JAG-MCA (the “New Jersey Litigation”). In September, 2009, despite knowledge of the pending Florida Litigation, the above named plaintiffs initiated the New Jersey Litigation against Amacore and other named individuals and companies for allegations arising from the same transaction or occurrence giving rise to the Florida Litigation described above. Plaintiffs asserted claims against the defendants for fraud in the inducement, common law fraud, breach of fiduciary duties, breach of contract, unjust enrichment, breach of covenant of good faith and fair dealing, New Jersey consumer fraud statute, conversion, declaratory judgment, and sought to pierce the corporate veil, all arising from disputes between the parties regarding the Agreement of Plan and Merger between Amacore Group, Inc., LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. dated on or about October 12, 2007. Amacore and the individually named defendants who are or were officers or directors of Amacore responded by filing a motion to dismiss based upon jurisdictional and other grounds. The New Jersey Litigation has just begun; Amacore will vigorously defend itself against these allegations and assert counterclaims against the Plaintiffs as set forth in the Florida Litigation.

As of September 30, 2009, there were no additional material changes than those noted above in the Company’s legal proceedings as previously disclosed in the Company’s 2008 Annual Report.  Please refer to the 2008 Annual Report for additional information regarding legal proceedings.  The Company settled various matters during the nine months ended September 30, 2009, none of which were material to the Company.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

On August 5, 2009, the Company issued 5,074,872 shares of its common stock to an individual in settlement of potential claims.  The shares were issued in a transaction that was exempt from registration of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act of 1933, which exempts transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits:

1.01
Series L Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated September 29, 2009 (incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission July 2, 2009)

1.02
Entry into a material definitive agreement, dated July 30, 2009 (incorporated by reference to Exhibit 2.4, 10.5 and 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

2.03
Creating of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet arrangement of a registrant, dated July 9, 2009 (incorporated by reference to Exhibit 4.1, 4.2, and 10.16 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

2.3(c)
Amendment to Stock Purchase Agreement by and among the Company, US health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated September 10, 2009 (incorporated by reference to Exhibit 2.3(c)) to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 10, 2009)

3.1
Certificate of Designation of Series L Convertible Preferred Stock, filed with the Delaware Secretary of State on September 26, 2009. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

3.2
Bylaws of The Amacore Group, Inc. amended and restated on September 23, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2009).

3.3
Amended and Restated Certificate of Designation of Series L Convertible Preferred Stock, filed with the Delaware Secretary of State on November 13, 2009 incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 13, 2009).

4.2	Guaranty Agreement, dated July 9, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

4.3	Promissory Note of Zurvita, Inc., dated July 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.1
Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.2
Warrant Agreement by and between the Company and Vicis Capital Master Fund dated September 29, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.3
Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund, dated September 29, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.4
Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated November 12, 2009, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2009).

10.5
Warrant Agreement by and between the Company and Vicis Capital Master Fund dated November 12, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2009).

10.6
Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund, dated November 12, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2009).

10.7
First Amendment to Warrant by and between The Amacore Group, Inc. and Vicis Capital Master Fund, dated November 12, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2009).

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

Dated: November 23, 2009	/s/ Jay Shafer
Jay Shafer
Chief Executive Officer

Dated: November 23, 2009	/s/ Scott Smith
Scott Smith
Interim Chief Financial Officer

Dated: November 23, 2009	/s/ Jason Post
Jason Post
Principal Accounting Officer

EXHIBIT INDEX

1.01
Series L Preferred Stock Purchase Agreement by and between the Company and Vicis Capital Master Fund dated September 29, 2009 (incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission July 2, 2009)

1.02
Entry into a material definitive agreement, dated July 30, 2009 (incorporated by reference to Exhibit 2.4, 10.5 and 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

2.03
Creating of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet arrangement of a registrant, dated July 9, 2009 (incorporated by reference to Exhibit 4.1, 4.2, and 10.16 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

2.3(c)
Amendment to Stock Purchase Agreement by and among the Company, US health Benefits Group, Inc., US Healthcare Plans, Inc., On the Phone, Inc. and stockholders, dated September 10, 2009 (incorporated by reference to Exhibit 2.3(c)) to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 10, 2009)

3.1
Certificate of Designation of Series L Convertible Preferred Stock, filed with the Delaware Secretary of State on September 26, 2009. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

3.2
Bylaws of The Amacore Group, Inc. amended and restated on September 23, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2009).

3.3
Amended and Restated Certificate of Designation of Series L Convertible Preferred Stock, filed with the Delaware Secretary of State on November 13, 2009 incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 13, 2009).

4.2	Guaranty Agreement, dated July 9, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

4.3	Promissory Note of Zurvita, Inc., dated July 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.1
Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.2
Warrant Agreement by and between the Company and Vicis Capital Master Fund dated September 29, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.3
Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund, dated September 29, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

10.4
Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated November 12, 2009, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2009).

10.5
Warrant Agreement by and between the Company and Vicis Capital Master Fund dated November 12, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2009).

10.6
Registration Rights Agreement by and between The Amacore Group, Inc. and Vicis Capital Master Fund, dated November 12, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2009).

10.7
First Amendment to Warrant by and between The Amacore Group, Inc. and Vicis Capital Master Fund, dated November 12, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2009).

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