Form 10-K
period 2009-12-31
AMACORE GROUP, INC.
filed 2010-03-31
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $0.05 * 134,022,346 = $6,701,117.

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2010:
 1,047,725,428 shares of Class A common stock, par value $0.001 and 200,000 shares of Class B common stock, par value $0.001

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMACORE GROUP, INC.

FORM 10-K
For the Year Ended December 31, 2009

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally,  words such as “may,” “will,” “should,” “could,” “would,”  “anticipate,” “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate” “continue” or the negative of or other variation on these and similar other expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources and our legal proceedings.We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Amacore Group, Inc. (the “Company,” “Amacore,”  “we,” “our,” and “us” all refer to The Amacore Group, Inc. together with its consolidated subsidiaries) is primarily a provider and marketer of healthcare-related membership products such as limited and major medical insurance programs, supplemental medical insurance and discount dental and vision programs for individuals and families.  The Company distributes these products and services through various distribution methods such as its agent network, inbound call center, in-house sales representatives, network marketing and affinity marketing partners as well as through third-party direct response marketers. To generate leads for these distribution methods, the Company utilizes a variety of means such as Direct Response TV, internet advertising, database mining, and third-party leads as well as affiliate marketing partners’ lead sources. The Company’s secondary line of business is to provide and market lifestyle membership programs through these same marketing channels.  These membership programs utilize the same back office and systems creating marketing efficiencies to provide low cost ancillary products such as identity theft protection, home warranty, travel protection, term life insurance, involuntary unemployment insurance, accident insurance and pet insurance.  The Company’s offers these secondary products not only to new leads but also to existing members to increase member persistency and lifetime membership value. The Company also markets its administrative services such as billing, fulfillment, patient advocacy, claims administration and servicing.

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

•
Zurvita Holdings Inc. – This is a network marketing company that is a provider of products and benefits through the use of a multi-level marketing distribution channel which consist of independent business operators.  The products marketed include residential gas and electricity energy rate plans, discount healthcare benefits and discount benefits on various retail products and services, and online advertising.  Zurvita Holdings, Inc. (“Zurvita”) also markets numerous low cost ancillary lifestyle membership products such as home warranty, legal assistance and restoration services for identity theft and consumer credit. Zurvita is a variable interest entity, and the Company is the primary beneficiary of Zurvita.

•
JRM Benefits Consultants Division – This division historically marketed various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups.  Effective March 1, 2010, the Company shut down operations of JRM.  The Senior Vice Presidents of JRM will focus on recruiting agents and other direct response marketers to sell the products of other reporting units.  The Company operates this division through JRM Benefits Consultants, LLC, a wholly owned subsidiary of the Company (“JRM”).

•
Corporate and Other Division – This division provides management and financial support to the Company’s various divisions and is responsible for corporate governance and compliance. The Company operates this division through The Amacore Group, Inc.  Other legal entities such as Amacore Direct Marketing, Inc., LBI Inc. and LBS Acquisition Corp. which do not have any activity, or immaterial activity, are included within the other division segments.  These entities were originally created for specific transaction and/or operational purposes.

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

On July 30, 2009 (the “Closing Date”), Red Sun Minning Inc. (“Red Sun”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Zurvita and Amacore, pursuant to which, among other things, Amacore contributed all of its securities of Zurvita to Red Sun in exchange for Red Sun’s issuance to them of 9.3 million shares of common stock of Red Sun (the “Share Exchange”), which now represents 37.2 million shares following a one (1) for four (4) forward stock split.  Prior to the consummation of the Share Exchange Agreement, Zurvita was a wholly-owned subsidiary of Amacore, and Red Sun was a public shell company.

Concurrent with the closing of the Share Exchange, Zurvtia entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor and closed a private placement offering pursuant to which it raised gross proceeds of $1.75 million and, among other things, issued and sold convertible preferred stock convertible into shares of Zurvita’s common stock at an initial conversion price of $0.25, which was subsequently adjusted to $0.0625 following a one (1) for four (4) forward stock split.

Concurrent with the closing of the Share Exchange, Zurvita entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc. (“OmniReliant”), pursuant to which Zurvita agreed to provide placement of advertising for OmniReliant on its website and OmniReliant agreed to provide Zurvita with certain marketing services (the “OmniReliant Agreement”). The marketing services to be provided by OmniReliant include the production of infomercials, video production services, management of call centers, buying and fulfillment services. In consideration for such services, OmniReliant received an aggregate of 3.8 million shares of Zurvita’s common stock which was subsequently adjusted to 15.2 million shares following a one (1) for four (4) forward stock split.

Pursuant to the terms of a repurchase agreement (the “Repurchase Agreement”), Red Sun repurchased 2 million or 66% of the outstanding shares of Red Sun common stock for a total price of $210 thousand.

As a result of the Share Exchange and the consummation of the transactions pursuant to the Repurchase Agreement, the Red Sun experienced a change in control and ceased to be a shell company. Zurvita became a wholly-owned subsidiary of Red Sun and Amacore became the owner of approximately 66 percent of Red Sun’s issued and outstanding shares of common stock and 44 percent of the voting rights of total equity securities outstanding (after giving effect to subsequent issuances of common stock).  The combined entity elected to change its name from Red Sun Mining, Inc. to Zurvita Holdings, Inc. and succeeded to the business of Zurvita as its sole line of business.

Subsequent to the Share Exchange, management determined Zurvita to be a variable interest entity due to affiliated parties participating in the design of the entity and insufficent equity investment at risk to permit Zurvita to finance its activities without requiring additional subordinated financial support.  Management also determined Amacore to be the primary beneficiary and has included the accounts of Zurvita within its consolidated financial statements.  Significant factors that led to this determination were Amacore’s voting rights relative to other common and preferred stockholders as well as how closely associated Amacore and Zurvita are relative to other related party variable interest holders.

As a result of the aforementioned transactions, Amacore’s ownership interest and extent to direct the significant activities in Zurvita Holdings changed from 100% to 66%.

Business Strategy

Amacore’s overall business strategy is to utilize its proprietary technologies, marketing expertise and methods, distribution capabilities, and strategic marketing partnerships to not only generate new and sustained revenue but also to provide genuine value and benefits to our members. Although we have primarily focused our business development efforts on establishing healthcare-related products due to the significant demand for lower cost alternatives to traditional healthcare insurance and the high demand for products by the uninsured and/or uninsurable, our broad capabilities and resources allow us to respond timely to other opportunities arising from economic or social changes.  Below are some immediate goals we are pursuing as a part of our overall strategy.

•	Increase our Direct Response TV and affinity marketing partners

•	Diversify our non-healthcare product portfolio

•	Grow our agent distribution network

•	Strengthen our brand recognition

•	Grow our internet direct to consumer marketing capabilities

•	Reduce dependency on a small number of telemarketing companies

•	Improve internal and external lead management to reduce customer acquisition costs

•	Enhance our analytics and algorithms to identify and qualify potential customers

•	Continue to emphasize high levels of marketing compliance and customer quality so as to effectively manage refund and chargeback risk

•	Increase lifetime value of a member

Marketing

Amacore uses various marketing methods and channels to sell our products and services.  Below are the primary methods by which we sell our products and services.

•
Inbound Telemarketing – Amacore utilizes its corporate telemarketing resource and expertise as well as the capabilities of third parties to handle calls from prospective customers who are responding to direct response advertising (mail, infomercial, statement inserts, phone messaging).

•
Online Marketing – Amacore utilizes corporate online marketing resources and expertise and partner with other online marketers to sell affiliated products. Amacore utilizes search engine optimization techniques to increase our online sales.

•	Direct Mail – Amacore utilizes direct mail to cross sell our products through statement stuffers with our affinity marketing partners such as banks, credit unions and insurance carriers.

•	Agents – Amacore's insurance products are required to be sold by licensed agents. Amacore utilizes in house and third-party licensed agents to sell our insurance products.

•
Wholesale – When companies have full or limited benefits administration capabilities and are seeking to offer or market a medical benefit product to their customers or members, Amacore can offer a wholesale product at lower cost.  Wholesale products are customized to consist of just a benefit or any particular mix of benefits administration services depending on the customer requirements.

•
Private Label – For companies who have great brand recognition and large customer bases but do not have product development capability or do not have a competitive product in a particular market segment, Amacore can design a customized and private label product for the company to sell.

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

SmartHealth Gold	SmartHealth Gold is a medical and Lifestyle savings program developed based on key benefits known to assist a family with their healthcare needs.	Prescription discounts, 24-hour nurseline, savings on chiropractic visits, alternative medicine, vitamin and nutritional supplemental discounts, and counseling
Health Advance Silver	HealthAdvance Silver is a medical and lifestyle discount program.	Physician and hospital savings, dental and vision discounts, prescription savings, patient advocacy and NurseLine
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
Amacore Protection	Amacore Protection is a complete set of services that protects against common most legal issues and security concerns. Also included is piece of mind when traveling with a roadside service.
Legal Care includes: Free and discounted legal care, identity theft solutions, and lost or stolen credit card assistance.

Financial includes: Tax prep and advise, financial education and credit counseling, life events counseling, credit repair, debt relief, foreclosure assistance, bankruptcy and financial education counseling and roadside emergency services.

Preferred Shopping	Shop Now gets you discounted merchandise , including magazines, movie tickets, theme park discounts, and auto, when becoming a member.	Discounts on magazines, theme parks, restaurants, movies, auto, and merchandise.
Zurvita Protection	Services that protects members against common legal issues and security concerns.	Program offers legal assistance, tax preparation & counseling, distressed financial assistance, identity theft recovery services, credit repair services, roadside assistance and life event counseling.
Zurvita Health	A discount medical program that combines benefits and services to help mitigate the cost of everyday healthcare needs.
Program creates access to convenient and affordable discount medical programs. Services include access to a national network of board certified physicians providing telephone consultations to diagnose, recommend treatment and write short term non- narcotic prescriptions. Members further experience discounted medical services through network providers in vision, hearing, pharmacy, diagnostic, imaging and lab benefits.

Zurvita Tech	A membership plan that provides member discounted rates on computer and technology support needs.	Program includes discounted prices on 24/7 remote technical support; nationwide onsite technical support and remote data backup and access.
Zurvita Care Saver	A membership program offering members cell phone concierge service and various retail shopping, dining, travel and recreational discounts.	Program that includes restaurants, movie theatres, local retailers, daily services, personal care and pet care providers.

Our principal non-membership products and services include the following:

Product	Description	Key Features
Benefit Administration
Amacore Group offers a fully-functional administrative implementation process that comprises a list of features. We are steadfast in consistently expanding our administrative services and staff in an effort to support whatever administrative needs may arise.
Turnkey solution that includes: fulfillment, billing, data and reporting, production, member services, claims and benefits
Billing	Amacore Group can manage all aspects of billing, chargeback management, reconciliation, accounting, and reporting.	Accounting, billing, reporting, reconciliation, and claims reporting
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
Program offers utility services (electric & natural gas where available) in Texas, Georgia, New York, Ohio, Indiana and Michigan. Service provider is MXenergy who is the largest independent retail provider in North American and is available in 39 markets. Members can lock in annual rates and effectively eliminate the volatile prices that makes managing energy expenses difficult.

ZurTel	ZurTel offers its customers several products and services in the ever expanding telecommunications industry.
Program offers Voice over Internet Protocol as one of the most rapidly growing segments within the telecommunications industry. Additionally, Virtual Office services are designed to meet even the most demanding communications needs. ZurTel offers members access to all the major wireless companies for cellular service.

Zurvita Mobile	Zurvita gives customer choices and the ability to choose from all the major carriers for cellular service.
Zurvita Mobile, through association with our fulfillment partner, is a fully authorized dealer for all the major carriers including AT&T Alltel Wireless, Sprint-Nextel, T-Mobile and Verizon Wireless. Members have the flexibility to choose cell phones and providers from one convenient online location.

LocalAdlink, Powered by Zurvita	Online Search directory that actively pushes Ads to an internal local advertising network as well as popular 3rd party search engines.
Premiere placement on national search directory LocalAdLink.com. Organic results on high traffic websites. Strategic placement on internal Ad network. 3rd party placement on popular search engines; Google, Ask, Bing, Yahoo. A low cost leader in Online Advertising.

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
Oral exam and teeth cleaning covered at 100% twice a year,  Bitewing x-rays covered at 100%, once a year, discount on full mouth x-rays, resin-based composit fillings-once a year (2 sets) covered at 100%. Discounts on additional fillings, root canals, surgical extractions, crowns, upper dentures and orthodontia. Other benefits include: Diabetic savings, labs, File MD, Savings on Hearing, Prescription discounts, grocery savings and Travel Assistance.

Mortgage Protection Life	Mortgage Protection Life offers the mortgage holder with valuable life and disability insurance to help pay the mortgage in case of an untimely disability or death.
Mortgage protection life program consists of life insurance to pay off the mortgage due to death. A disability insurance income benefit to pay some or all of the mortgage payment from a disability from an accident or due to sickness. The program also offers a guarantee of a full return of your money paid into the policy for all unused benefits from an enforce policy. These features offer a mortgage holder peace of mind that they and their loved ones are fully protected all in one package.

Critical Illness Life	An insurance program that protects you with cash payments due to a diagnosis of a specified critical illness.
Critical illness program offsets the cost of daily life in the form of a cash payment for wage loss, deductibles, and other expenses that have occurred due to a diagnosis or a cover illness. The program covers illness such as cancer, heart attack, stroke, heart bypass surgery, severe burns, angioplasty and many other illnesses.

Final Expense Life	Program that offers valuable whole life insurance to cover the cost of funeral and final expenses in the senior market.	Program offers a variety of options to cover final expenses such as funeral costs, unpaid medical bills, that a family may face when a parent, spouse, or loved one dies.
FlyShield	Program that offers travel insurance, to help alleviate the cost of damage, cancellation, interruption, and burglary.	Program that offers travel insurance, to help alleviate the cost of damage, cancellation, interruption, and burglary. Also includes discounts on shopping and travel services.

Product Development and Brand Recognition

Our product development and brand recognition efforts will be integral to the long-term success of the Company as well as our ability to attract third-party service providers or product manufactures seeking our marketing services.

Technology

The Company utilizes key proprietary software technology that integrates all facets of benefits administration and member services and provides agents and partners with real-time reporting, including commission information upon demand.  Third-party telemarketing software is used within the Company to perform and monitor in-house telemarketing activities such as inbound/outbound calls and customer support.  We also use technology to identify target consumers within our marketing database.

Employees

As of December 31, 2009, the Company had eighty-nine (99) full time employees, The divisional breakout of employees is as follows: LifeGuard, USHBG, Zurvita, JRM, and Corporate had thirty-eight (38), seven (7), sixteen (16), nine (9), and nineteen (19) employees, respectively.

Customers

Our customers consist primarily of individual consumers whom we bill for purchasing our products through our internal marketing efforts and capabilities as well as the marketing efforts and those of third party marketers selling our products and services on our behalf.  In addition, companies who purchase from us wholesale or private label products designed to be marketed to their customer or membership base and companies who contract with Amacore for certain benefit administration services are considered customers.

Competition

The Company competes in the highly competitive, rapidly evolving, highly fragmented healthcare, multi-benefit, and direct response marketing industries.   As a result, we expect our competition to continually change with the advent and aggregation of new products and services that compete for our current and prospective membership’s consumer spending dollars. In addition, we compete with other direct marketing companies that provide other products and services that compete for the same prospective customer’s dollars. Currently, our major competition includes traditional healthcare insurance products and other limited medical or discount benefit products as well as the companies who market them.  In addition, any direct response marketer selling competing products or competing for the same strategic partnership is considered a competitor.  There are many competitors who have been in business longer than Amacore and/or who have greater financial and non-financial resources than we do.  The Company believes its chief competitors include large insurers such as various BlueCross Blue Shield companies, direct response companies such as Affinion Group, Inc., as well as competitors selling products and services similar to those we sell such as limited medical benefit plans and discount benefit plans.

The Company believes that the experience of its management team, diversity of its marketing methods and channels, flexibility in new product development, end-to-end servicing capabilities, and its proprietary technology provides it with distinct competitive advantages.

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

Recent Developments

On July 30, 2009 due to the aforementioned transactions, Zurvita became a variable interest entity due to affiliated parties participating in the design of the entity and insufficent equity investment at risk to permit Zurvita to finance its activities without requiring additional subordinated financial support.  Management also determined Amacore to be the primary beneficiary and has included the accounts of Zurvita within its consolidated financial statements.  Significant factors that led to this determination were Amacore’s voting rights relative to other common and preferred stockholders as well as how closely associated Amacore and Zurvita are relative to other related party variable interest holders.   As a result, Amacore’s ownership interest and extent to direct the significant activities in Zurvita Holdings changed from 100% to 66%.

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

Healthcare reform measures could hinder or prevent our products’ commercial success.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences.  In the United States, comprehensive programs have been proposed that seek to increase access to healthcare for the uninsured, to control the escalation of healthcare expenditures within the economy and to use healthcare reimbursement policies to balance the federal budget.  On March 23, 2010, health reform legislation was approved by Congress and has been signed into law.  The reform legislation provides that most individuals must have health insurance, will establish new regulations on health plans, create insurance pooling mechanisms and other expanded public health care measures, and impose new taxes on sales of medical devices and pharmaceuticals.  Since this legislation is recently enacted and will require the adoption of implementing regulations, we cannot predict the effect, if any, that it will have on our business, but this legislation and similar federal and state initiatives may have the effect of reducing medical procedure volumes, increasing our taxes and otherwise adversely affect our business, possibly materially.

We expect that Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue.  We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted.  Other countries also are considering healthcare reform.  Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

The Company has a history of significant losses and may not be profitable in the future and likely needs significant additional outside funding to continue operating.

The Company has a history of net losses and has an accumulated deficit of approximately $140.8 million, from inception through December 31, 2009.  The Company has historically generated significant net operating losses and negative operating cash flows.  The Company believes that without significant equity and/or debt investment from outside sources, the Company will not be able to sustain its planned operations for the next 12 months.  Such additional capital may not be available to us on acceptable terms or may not be available at all.  You should not rely solely on the public market valuation of the Company and the views of securities analysts and investors for assessing the operational, business and financial success of the Company. Fluctuations in our quarterly operating results or our inability to achieve profitability may cause volatility in the price of our common stock in the public market.

The Company’s business is difficult to evaluate because it has a limited operating history.

The Company has a limited operating history and participates in a relatively new and rapidly evolving markets. The Company’s business has undergone significant transformation during the past several years as a result of acquisitions, changes in the services and products offered, changes in market conditions, changes in our targeted membership, and is expected to continue to change for similar reasons. We cannot assure you that our current business strategy will be successful in the long term.  We have experienced significant losses since inception and, even if demand from members exists, we cannot assure you that our business will be successful.

The Company is controlled by Vicis Capital Master Fund who will be able to make important decisions about our business and capital structure.

Vicis owns approximately 85% of our outstanding Class A common stock.  As a result, Vicis controls us and has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring stockholder approval.  Vicis’ interest in exercising control over us and our business may conflict with the interests of our other stockholders.  Vicis’ control may also discourage others from acquiring us or from making a significant investment in us.

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

The cancellation of the Company’s agreement with Direct Medical Solutions, Inc. could have negative impacts on our results of operations.

In February 2010, the Company’s wholly-owned subsidiary, U.S. Health Benefits Group, Inc. terminated its marketing agreement with Direct Medical Network Solutions, Inc. (“Direct Med”).   Also, in February 2010, the Company’s wholly-owned subsidiary, LifeGuard Benefits Services, Inc. (“LifeGuard”), accepted the termination of the servicing agreement between LifeGuard and DirectMed and Consumer Assistance Services Association.  The Company generated significant revenues from the marketing and servicing of DirectMed’s limited medical products.  For the year ended December 31, 2009, the Company’s revenue from the marketing and servicing of DirectMed products was approximately 25% of the Company’s consolidated revenues.  The recent marketing and servicing contract cancellations between DirectMed and the Company may negatively impact the Company’s revenues and profitability as there is no guarantee that the Company’s replacement product(s) will achieve the same level of sales and profitability.

Risks Related to Our Stock

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal controls over financial reporting.   During the preparation of our financial statements, we identified control deficiencies that have been classified as material weaknesses in our internal controls over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2009. The identification of this material weakness may cause investors to lose confidence in us and our stock may be negatively impacted.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require our independent registered public accounting firm to complete an attestation report on our assessment of our internal control over financial reporting.  The first attestation report of our assessment that our independent registered public accounting firm must complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2010, unless extended by the SEC.  The attestation process that must be performed by our independent registered public accounting firm is also new and complex.  We may encounter problems or delays in receiving an unqualified attestation of our assessment by our independent registered public accountants.  Compliance with these new rules could require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.  If our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, investors may lose confidence in us and our stock may be negatively impacted.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In addition, since December 2008, our trading price has dropped approximately 75%.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During the year, the Company moved their executive offices from Tampa, Florida to Maitland, Florida, and the Tampa office was closed.  Amacore’s executive and sales offices are now located at Maitland Promenade 1, 485 North Keller Road, Suite 450, Maitland, FL 32751.  The office phone number is (407) 805-8900.  Management entered into a new lease agreement starting on March 1, 2009 and expiring on February 29, 2016.   The office consists of approximately 5.0 thousand square feet.

JRM’s sales and administrative office are located 901 Route 168, Turnersville, NJ 08012, Suite 104. This lease expires on March 31, 2010, and the office phone number is (813) 289-5553.

LifeGuard’s management offices, customer service center and fulfillment center are located at 4929 W. Royal Lane, Irving, Texas 76063.  The office telephone number is (972) 915-4800.  These facilities are leased and consist of approximately 30.0 thousand square feet.  The lease expires on September 30, 2011.

Zurvita’s management offices are located at 800 Gessner, Houston, TX 77024.  These facilities are leased and consist of approximately 4.0 thousand square feet.  The lease expires on July 31, 2012.

USHBG’s management offices are located at 555 South Andrews Avenue, Pompano Beach, FL 33069.   These facilities are leased and consist of approximately 4.5 thousand square feet.  The lease expires on May 31, 2010.

ITEM 3. LEGAL PROCEEDINGS

Ty Bruggemann, Paul Johnson, Thomas Welch, Rocky Williams, Richard Burton, and Kim Fleischer v. The Amacore Group, Inc., Jay Shafer, Shad Stastney, Chris Phillips, Clark A. Marcus, Giuseppe Crisafi, Guy Norberg, Jerry Katzman, Vicis Capital, LLC, and John Doe 1-100; In the United States District Court, District of New Jersey; Case No. 2:09-cv-02776-JAG-MCA (the “New Jersey Litigation”). In September 2009, despite knowledge of the pending Florida Litigation, the above named plaintiffs initiated the New Jersey Litigation against Amacore and other named individuals and companies for allegations arising from the same transaction or occurrence giving rise to the Florida Litigation described below. Plaintiffs asserted claims against the defendants for fraud in the inducement, common law fraud, breach of fiduciary duties, breach of contract, unjust enrichment, breach of covenant of good faith and fair dealing, New Jersey consumer fraud statute, conversion, declaratory judgment, and sought to pierce the corporate veil, all arising from disputes between the parties regarding the Agreement of Plan and Merger between Amacore Group, Inc., LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. dated on or about October 12, 2007. Amacore and the individually named defendants who are or were officers or directors of Amacore responded by filing a motion to dismiss based upon jurisdictional and other grounds.  On December 16, 2009 the District Court of New Jersey granted Amacore’s motion to transfer the case to the District Court of the Middle District of Florida. In response to a motion to consolidate, the District Court of the Middle District of Florida designated this case as the surviving case.  Amacore and numerous individual defendants have pending motions to dismiss which have not yet been ruled upon.   Discovery has not yet begun in this matter.  Amacore was granted leave to assert its counterclaim in the below referenced matter to preserve its claims.  Amacore will vigorously defend against all of the allegations and will assert a counterclaim against Plaintiffs.

The Amacore Group, Inc. v. Ty Bruggemann, Thomas Welch, Paul Johnson, Lifeguard Benefit Services, Inc., Consumer Assistance Services Association, Direct Medical Network Solutions, Inc.; In the United States District Court, Middle District of Florida, Tampa Division; Case No. 8:09-cv-00748-JSM-TGW (the “Florida Litigation”). In April, 2009, Amacore initiated the Florida Litigation against the named individuals and companies asserting fraud in the inducement with respect to an October 12, 2007, Agreement of Plan and Merger between Amacore Group, Inc. (“Amacore”), LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. (“Lifeguard”) (“Agreement”). Alternatively, Amacore initiated this litigation to dispute or modify certain adjustments that were to be made on or about April 12, 2009, pursuant to the terms of the Agreement. Amacore asserted causes of action against the defendants including fraud in the inducement, negligent misrepresentation, conspiracy to commit fraud, breach of contract, theft and conversion, unjust enrichment, and a demand for an accounting. Defendants responded by filing a motion to dismiss based upon jurisdictional and other grounds. As a result of the transfer of the New Jersey Litigation to Florida, the Florida Litigation was stricken by the Court on March 4, 2010, because the matter described below was substantially similar to the transferred New Jersey Litigation and pending in the same court. Amacore was granted leave to assert its counterclaim in the below referenced matter to preserve its claims.  (See summary of the New Jersey  Litigation above).

Caroline McDonald v. The Amacore Group, Inc., Superior Court of New Jersey, Union County, Case No. UNN-L-790-09; United States District Court, District of New Jersey, Case. No. 2:09-cv-01608-SDW-MCA; on March 10, 2009, Caroline McDonald, a former employee, filed a Civil Action alleging that Amacore had breached her Employment Agreement by wrongfully terminating her shortly after she commenced her employment in May, 2007.  Subsequently, the Court transferred the Civil Action to the District Court.  Liability in this matter is disputed.  Amacore filed a Motion to Dismiss based upon lack of personal, general, or specific jurisdiction as to Shafer, Katzman, Marcus and Amacore.  Amacore also argued the Court should enforce the agreement’s forum selection clause.  The Motion to Dismiss is currently pending and all Memoranda in Support are filed.  The parties await a determination on disputed jurisdictional issues. Discovery has not yet begun. Amacore will vigorously defend against all of the allegations and may assert a counterclaim against Plaintiff once the motions to dismiss have been decided upon.

As of December 31, 2009, Amacore was involved in various additional lawsuits, legal proceedings, claims or disputes arising in the normal course of business.  The outcome of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock is quoted on the OTCBB under the symbol "ACGI."  There is no established public trading market for our Class B common stock.  The Class B common stock is convertible on a one (1) for four (4) share basis into Class A common stock at the option of the holder.  Set forth below are the high and low bid prices for our Class A common stock on the OTCBB for each quarter of the years ending December 31, 2009 and 2008. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2009	High	Low
March 31, 2009	0.13	0.02
June 30, 2009	0.08	0.03
September 30, 2009	0.04	0.02
December 31, 2009	0.03	0.02
2008
March 31, 2008	0.60	0.36
June 30, 2008	0.47	0.30
September 30, 2008	0.39	0.15
December 31, 2008	0.22	0.05

Holders

As of March 31, 2010, 1,047,725,428  shares of our Class A common stock are issued and outstanding and there were one thousand one hundred sixty-two (1,162) stockholders of record. There was one stockholder of record holding 200,000 shares of Class B common stock.

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

Shares Authorized for Issuance Under Equity Compensation Plans

In May 1997, our Board of Directors adopted, and our stockholders approved, the 1997 Stock Option Plan (the Plan). The Plan may be administered by the Board of Directors or a committee of the Board. The Plan authorizes the issuance of incentive stock options (ISOs), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (NQSOs) and stock appreciation rights (SARs).  Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or any subsidiary of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the common stock at the time of grant. Generally, options shall be exercisable at 20%, per year, and shall be outstanding for ten years. As of December 31, 2009 no options have been granted under the Plan.

At December 31, 2009, warrants to acquire an aggregate of approximately 438.3 million shares of Class A common stock at exercise prices ranging from $0.01 to $1.50 were outstanding.  Warrants to acquire an aggregate of approximately 8 million shares of Class B common stock at exercise prices ranging from $0.01 to $0.99 are also outstanding.  The warrants were issued outside of the Plan pursuant to individual compensation arrangements with members of our board of directors, officers, employees and consultants.  At December 31, 2009, approximately 436.9 million and 8 million of Class A and B warrants, respectively, are exercisable.

The following is a summary of our stock option plans and outstanding warrants issued pursuant to compensatory equity arrangements as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	750,000
Equity compensation plans not approved by security holders	446,283,217	$0.38	n/a
Total	446,283,217	$0.38	750,000

The Company currently does not have sufficient authorized common stock for issuance under the equity compensation plans noted above.  The Company is in the process of increasing its authorized common stock.

ITEM 6. SELECT FINANCIAL DATA

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

•
Results of operations – This section provides an analysis of our results of operations comparing the year ended December 31, 2009 to 2008.  This analysis is provided on a consolidated and operating segment basis.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the years ended December 31, 2009 and 2008 as well as a discussion of our liquidity and capital resources.

•
Critical accounting policies – This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application.  In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 – Basis of Presentation and Significant Accounting Policies to our audited consolidated financial statements included within Item 8 of Part II of this 2009 Annual Report Form 10-K.

Overview

Description of Business

The Company is primarily a provider and marketer of healthcare-related membership products such as limited and major medical insurance programs, supplemental medical insurance and discount dental and vision programs for individuals and families.  The Company distributes these products and services through various distribution methods such as its agent network, inbound call center, in-house sales representatives, network marketing and affinity marketing partners as well as through third-party direct response marketers. To generate leads for these distribution methods, the Company utilizes a variety of means such as Direct Response TV, internet advertising, database mining, and third-party leads as well as affiliate marketing partners’ lead sources. The Company’s secondary line of business is to provide and market lifestyle membership programs through these same marketing channels.  These membership programs utilize the same back office and systems creating marketing efficiencies to provide low cost ancillary products such as identity theft protection, home warranty, travel protection, term life insurance, involuntary unemployment insurance, accident insurance and pet insurance.  The Company’s offers these secondary products not only to new leads but also to existing members to increase member persistency and lifetime membership value. The Company also markets its administrative services such as billing, fulfillment, patient advocacy, claims administration and servicing.

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

•
Zurvita Marketing Division – This is a network marketing company that is a provider of products and benefits through the use of a multi-level marketing distribution channel which consist of independent business operators.  The products marketed include residential gas and electricity energy rate plans, discount healthcare benefits and discount benefits on various retail products and services, and online advertising.  Zurvita Holdings, Inc. (“Zurvita”) also markets numerous low cost ancillary lifestyle membership products such as home warranty, legal assistance and restoration services for identity theft and consumer credit. Zurvita is a variable interest entity, and the Company is the primary beneficiary of Zurvita.

•
JRM Benefits Consultants Division – This division historically marketed various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups.  Effective March 1, 2010, the Company shut down operations of JRM.  The Senior Vice Presidents of JRM will focus on recruiting agents and other direct response marketers to sell the products of other reporting units.  The Company operates this division through JRM Benefits Consultants, LLC, a wholly owned subsidiary of the Company (“JRM”).

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

Business History

The Company was founded in 1994 and began selling memberships in the Company’s discount vision network to retail customers.  During 2007, the Company enhanced its management team by hiring Mr. Jay Shafer and Mr. Guy Norberg, who each had significant experience with managing marketing companies, healthcare-related product development, benefits administration and marketing partnerships.  With their hiring, the Company began focusing its efforts the development of a back office system for benefits administration as well as the development of a greater array of products and marketing partners.

The Company has had significant acquisitions which have improved the Company’s operational capabilities as well as provided additional channels to market products and services.  For instance, on September 1, 2007, the Company completed the acquisition of 100% ownership of JRM through a stock-for-stock merger.  The acquisition allows the Company to market its products through JRM’s outbound telemarketing call center with additional agent distribution channels available to it; on October 9, 2007, the Company completed the acquisition of 100% ownership of LifeGuard through a stock-for-stock merger between LifeGuard and the Company’s wholly owned subsidiary, LBS Acquisition Corporation.  The acquisition of LifeGuard strategically assists the Company’s vertical integration plan within the health benefits program market, provides new distribution capabilities, provides important back office benefits administration capabilities and allows the Company to enhance existing product offerings to the Company’s clients; and on April 1, 2008, the Company acquired 100% of the outstanding common stock of USHBG, an inbound lead generation telemarketing company primarily marketing major and limited medical benefit plans.

On July 30, 2009 (the “Closing Date”), Red Sun Minning Inc. (“Red Sun”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Zurvita and Amacore, pursuant to which, among other things, Amacore contributed all of their securities of Zurvita to Red Sun in exchange for Red Sun’s issuance to them of 9.3 million shares of common stock of Red Sun (the “Share Exchange”), which now represents 37.2 million shares following a one (1) for four (4) forward stock split.  Prior to the consummation of the Share Exchange Agreement, Zurvita was a wholly-owned subsidiary of Amacore, and Red Sun was a public shell company.

Concurrent with the closing of the Share Exchange, Zurvtia entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor and closed a private placement offering pursuant to which it raised gross proceeds of $1.75 million and, among other things, issued and sold convertible preferred stock convertible into shares of Zurvita’s common stock at an initial conversion price of $0.25, which was subsequently adjusted to $0.0625 following a one (1) for four (4) forward stock split.

Concurrent with the closing of the Share Exchange, Zurvita entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc. (“OmniReliant”), pursuant to which Zurvita agreed to provide placement of advertising for OmniReliant on its website and OmniReliant agreed to provide Zurvita with certain marketing services (the “OmniReliant Agreement”). The marketing services to be provided by OmniReliant include the production of infomercials, video production services, management of call centers, buying and fulfillment services. In consideration for such services, OmniReliant received an aggregate of 3.8 million shares of Zurvita’s common stock which subsequently was adjusted to 15.2 million shares following a one (1) for four (4) forward stock split.

Pursuant to the terms of a repurchase agreement (the “Repurchase Agreement”), Red Sun repurchased 2 million or 66% of the outstanding shares of Red Sun common stock for a total price of $210 thousand.

As a result of the Share Exchange and the consummation of the transactions pursuant to the Repurchase Agreement, the Red Sun experienced a change in control and ceased to be a shell company. Zurvita became a wholly-owned subsidiary of Red Sun and Amacore became the owner of approximately 66 percent of Red Sun’s issued and outstanding shares of common stock and 44 percent of the voting rights of total equity securities outstanding (after giving effect to subsequent issuances of common and preferred stock).  The combined entity elected to change its name from Red Sun Mining, Inc. to Zurvita Holdings, Inc. and succeeded to the business of Zurvita as its sole line of business.

Subsequent to the Share Exchange, management determined Zurvita to be a variable interest entity due to affiliated parties participating in the design of the entity and insufficent equity investment at risk to permit Zurvita to finance its activities without requiring additional subordinated financial support.  Management also determined Amacore to be the primary beneficiary and has included the accounts of Zurvita within its consolidated financial statements.  Significant factors that led to this determination were Amacore’s voting rights relative to other common and preferred stockholders as well as how closely associated Amacore and Zurvita are relative to other related party variable interest holders.

As a result of the aforementioned transactions, Amacore’s ownership interest and extent to direct the significant activities in Zurvita Holdings changed from 100% to 66%.

Consolidated Results of Operations

	For the Year Ended December 31,
			Increase
	2009	2008	(Decrease)

Revenues	$28,829,852	$29,461,822	$(631,970)
Cost of Sales	19,432,232	20,806,246	(1,374,014)
Gross Profit	9,397,620	8,655,576	742,044

Operating Expenses	35,238,527	46,511,037	(11,272,510)
Operating Loss	(25,840,907)	(37,855,461)	(12,014,554)

Other Income	12,840,461	3,927,100	8,913,361

Net loss before income taxes	(13,000,446)	(33,928,361)	(20,927,915)
Income taxes	53,089	-	53,089
Net loss	(13,053,535)	(33,928,361)	(20,874,826)

Less: Net loss attributed to non-controlling interest in Zurvita Holdings, Inc.	2,318,511	-	2,318,511
Net loss attributed to The Amacore Group, Inc.	(10,735,024)	(33,928,361)	(23,193,337)

Preferred Stock Dividend and Accretion	(10,501,346)	(8,054,985)	2,446,361

Net Loss Available to Common Stockholders	$(21,236,370)	$(41,983,346)	$(20,746,976)

Basic and Diluted Loss Per Share	$(0.02)	$(0.28)

Revenue:

For the year ended December 31, 2009, revenue was approximately $28.8 million, as compared to $29.5 million for the year ended December 31, 2008, a decrease of approximately $632 thousand.  The Company’s decrease in revenue for the year ended December 31, 2009 is mainly attributable to the cancellation of a significant contract with a third-party direct response marketer who was marketing a lifestyle benefit product of the LifeGuard division in 2008.  The contract was cancelled by the Company due certain unfavorable contractual terms that resulted in significant customer acquisition costs and selling and marketing costs. During the year ended December 31, 2009, the Company added multiple new direct response marketing partnerships that have lowered customer acquisition costs but have yet to achieve the same transaction volume of the prior year contract.  The Company is focusing on the addition of marketing partnerships that support the Company’s efforts on lowering customer acquisition costs and reducing refunds and chargeback risk as well as increasing member persistency

Cost of Sales:

For the fiscal year ended December 31, 2009, cost of sales was approximately $19.4 million, a decrease of approximately $1.4 million from total cost of sales of approximately $20.8 million for the respective period in 2008.  Cost of sales represented approximately 67% and 71% of total revenue for the year ended December 31, 2009 and 2008, respectively.  The decrease in cost of sales as a percentage of total revenue for the year is partially attributable to consolidating a full year of USHBG activity as the Company acquired the operations of USHBG on April 1, 2008. This strategic acquisition allows for the intercompany elimination of commission expense incurred by LifeGuard as a result of certain USHBG sales.  In addition, the new marketing partnerships entered into during 2009 to replace the Company’s main direct response marketer that was cancelled in 2008 have lowered customer acquisiton costs thereby improving profitability.

Gross Profit:

The Company’s gross profit was approximately $9.4 million or 33% of revenue for the year ended December 31, 2009, as compared to approximately $8.7 million or 29% of revenue for the year ended December 31, 2008.  The improvement in gross profit is a direct result of consolidating a full year of USHBG activity and the improvement in Zurvita’s gross profit to $1.1 million for the year ended December 31, 2009 as compared to a gross loss of $576 thousand for the year ended December 31, 2008.

Operating Expenses:

Our operating expenses for the years ended December 31, 2009 and 2008 were approximately $35.2 million and $46.5 million, respectively.

The table below sets forth components of our operating expenses for the years ended December 31, 2009 and 2008:

	2009	2008	Increase (Decrease)

Amortization	$878,626	$3,057,904	$(2,179,278)
Depreciation	444,910	335,346	109,564
Impairment loss on goodwill
and other intangible assets	8,483,361	15,308,944	(6,825,583)
Office related expenses	2,542,200	2,198,772	343,428
Payroll and benefits	8,701,736	8,771,271	(69,535)
Professional fees and
accrued loss contingency	7,117,046	5,052,320	2,064,726
Selling and marketing	6,588,375	10,462,421	(3,874,046)
Travel	482,273	1,324,059	(841,786)

Total operating expenses	$35,238,527	$46,511,037	$(11,272,510)

Depreciation and amortization expense, which is computed on a straight-line method over the assets’ estimated lives, for the years ended December 31, 2009 and 2008, was approximately $1.3 million and $3.4 million, respectively, a decrease of approximately $2.1 million over the same prior year period   This decrease is attributable to lower carrying balances of finite-lived intangible assets between the years as a result of an impairment loss taken for the year ended December 31, 2008.

Impairment loss on goodwill and other intangible assets was based on the Company’s impairment analyses and consideration of the current and expected future market conditions.  The Company determined that goodwill and certain intangible assets related to the JRM, LifeGuard and USHBG reporting units were impaired. The Company recorded non-cash, pre-tax total impairment charges of approximately $167 thousand, $4.3 million and $4 million for the JRM, LifeGuard and USHBG reporting units, respectively, for the year ended December 31, 2009.  The Company recognized an aggregate impairment loss on goodwill and other intangible assets in the amount of $8.5 million and $15.3 million for the years ended December 31, 2009 and 2008, respectively.

Office related expenses include rent, insurance, utilities and office maintenance. For the year ended December 31, 2009, these expenses were approximately $607 thousand, $221 thousand, $829 thousand and $885 thousand, respectively as compared to approximately $545 thousand, $89 thousand, $606 thousand and $959 thousand, respectively for the same period in 2008.   The overall increase is as a result of growth in Zurvita’s operations as well as consolidating a full year of USHBG activity.

Professional fees consist of consulting, accounting fees, contract labor and legal costs and litigation accruals. For the year ended December 31, 2009, these costs were approximately $1.7 million, $1.1 million, $287 thousand and $4 million, respectively as compared to approximately $3.5 million, $953 thousand, $519 thousand and $60 thousand, respectively for the same period in 2008.  The overall increase of $2.1 million for the year ended December 31, 2009 is attributed to legal fees and settling an outstanding legal dispute for $1.8 million. Excluding the effects of the litigation settlement in the second quarter, professional fees increased by $200 thousand for the year ended period is a result of defending the Company in various legal proceedings and additional audit costs incurred by Zurvita with respect to becoming a public reporting entity.

Payroll and benefits-related expenses for the year ended December 31, 2009 were approximately $8.7 million, a decrease of $70 thousand over the same prior year period.  The decrease is a result of the Company’s cost reduction and containment measures employed over the past year.

Selling and marketing expenses for the year ended December 31, 2009 were approximately $6.6 million, a decrease of approximately $3.9 million from the same prior year period.  The overall decrease is mainly attributable to the cancellation of a significant contract with a third-party direct response marketer who was marketing a lifestyle benefit product of the LifeGuard division in 2008.  The contract was cancelled due certain unfavorable contractual terms that resulted in significant selling and marketing costs.  To prevent this cost from occurring again, subsequent marketing contracts with direct response marketers now contain trial periods and commission payment structures that pay on leads that produce billable sales.

Travel expenses for the year ended December 31, 2009 were approximately $482 thousand, a decrease of approximately $842 thousand over the same prior year period.  The decrease in travel expenses is a result of the Company’s efforts to reduce non-essential costs.

Loss from operations before other income and expense:

Loss from operations was approximately $25.8 million for the year ended December 31, 2009, as compared to approximately $37.9 million for the year ended December 31, 2008, respectively.  Excluding amortization, depreciation and impairment loss on goodwill and other intangible assets which are significant non-cash expenses, the loss from operations was $16 million for the year ended December 31, 2009, respectively, as compared to approximately $19.2 million for the year ended December 31, 2008.  The decrease of approximately $3.2 million for the year ended is a result of the Company’s cost reduction and containment measures employed over the past year.

Other Income (Expense)

Gain on change in fair value of warrants

Certain of the Company’s warrants are recorded at fair value with changes in their fair value reflected in the Company’s consolidated Statement of Operations.  For the year ended December 31, 2009, the gain on change in fair value of warrants was $13.3 million while a $4 million gain was incurred during the year ended December 31, 2008.  Excluding a $4 million loss recognized from the change in fair value of Zurvita’s issued warrants for the year ended December 31, 2009, a gain of approximately $17.3 million resulted from the change in fair value of Amacore’s issued warrants for the year ended December 31, 2009.  The gain on Amacore’s warrants is attributable to the market price used in fair valuing the warrants decreasing to $0.03 from $0.12 as of December 31, 2009 and December 31, 2008, respectively.  The $4 million unrealized loss on Zurvita’s warrants is a result of a one (1) for four (4) forward stock split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding Zurvita warrants by 21.42 million and the increase in market price used in fair valuing the Zurvita warrants from $0.17 at time of issuance to $0.25 as of December 31, 2009. These gains and losses are a non-cash item not impacting operating cash flows or results of operations.  See Note 12 – Assets and Liabilities Measured at Fair Value to the financial statements contained elsewhere in this report for additional information with respect to the calculation of change in fair value of warrants for the year ended December 31, 2009.

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within a convertible note payable that Zurvita issued on October 9, 2009.  The Company has determined the conversion feature to be a derivative instrument and has recorded it at fair value.  We recorded an unrealized gain from the adjustment to fair value on the conversion feature for the year ended December 31, 2009 of approximately $15 thousand.  No share conversion feature existed at December 31, 2008.  This gain is a non-cash item not impacting operating cash flows or results of operations. See Note 12– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 8 of Part II of this Form 10-K for additional information with respect to the calculation of change in fair value of this conversion feature for the year ended December 31, 2009.

Gain on extinguishment of debt

The Company recognized a gain on the extinguishment of debt in the amount of approximately $430 thousand and $862 thousand for the years ended December 2009 and 2008, respectively.  During 2008, the Company was successful in renegotiating certain outstanding accounts and notes payable.  The decrease in gain recognized for the year ended December 31, 2009 was a result of less agreements reached and less qualifying accounts and notes payable as compared to 2008.  The majority of the gain recognized in 2009 is a result of legal circumstances that eliminated certain of the Company’s obligations.

Interest expense

Interest expense for the year ended December 31, 2009 was approximately $419 thousand compared to approximately $746 thousand for the same period in 2008.  During the year ended December 31, 2008, the company paid off certain notes payable issued at a discount. As a result of paying off these notes, $504 thousand of unamortized discount was recognized as additional interest expense during the year ended December 31, 2008.  Excluding the effect of the prior year note payoff, interest expense increased $177 thousand as a result of additional notes payable issued during the year in the principal amount of approximately $2.5 million.

Loss on conversion of note payable

There was no loss on conversion of notes payable for the year ended December 31, 2009, while a loss of approximately $243 thousand was incurred for the year ended December 31, 2008.

Loss on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company has classified these securities as an available-for-sale security due to the six month holding requirement imposed by the Securities and Exchange Commission on non-exempt security purchases.  The Company, however, has elected to fair value these securities on a recurring basis and record an unrealized gains or losses within the consolidated Statement of Operations.  The Company recorded an unrealized loss of $530 thousand for the year ended December 31, 2009.  No marketable securities existed at December 31, 2008.  This loss is a non-cash item not impacting operating cash flows or results of operations. See Note 12– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 8 of Part II of this Form 10-K for additional information with respect to the determination of fair value.

Income Taxes:

For the year ended December 31, 2009, the Company estimated approximately $53 thousand in Texas gross margin tax and none for the year ended December 31, 2008. The increase is directly related to the Company’s increased revenue and profitability between the two periods.  The Company realized no tax benefit from the deferred tax asset resulting from net operation glosses carryforward as the deferred tax asset has been fully reserved.

Net loss:

The Company’s net loss amounted to approximately $13.1 million for the year ended December 31, 2009 as compared to approximately $33.9 million net loss for 2008.   The $20.8 million decrease is attributable to less impairment recognized, significant gains recognized from the change in fair value of the Company’s warrants and successful cost reduction and containment measures employed over the past twelve months.

Net loss attributed to non-controlling interest in Zurvita Holdings, Inc.:

Amacore’s ownership in Zurvita changed from 100% to 66% due to the share exchange entered into on July 31, 2009.   As a result, net loss attributed to the non-controlling interest in Zurvita represents 34% of Zurvita’s net loss for the period subsequent to the change in ownership of Zurvita.  Zurvita’s net loss for the period July 31, 2009 to December 31, 2009 was $6.8 million, of which $4.5 million represents Amacore’s portion and $2.3 million represents the non-controlling interest’s portion of Zurvita’s net loss.  Amacore’s portion is recognized within the financial statement caption “Net loss attributed to The Amacore Group, Inc.” of the consolidated Statement of Operations.

Net loss attributed to The Amacore Group, Inc.:

After reducing consolidated net loss by the amount allocated to the non-controlling interest in Zurvita, the net loss attributed to The Amacore Group, Inc. before preferred stock dividends and accretion was approximately $10.7 million for the year ended December 31, 2009 as compared to approximately $33.9  million for the year ended December 31, 2008.  The decrease of approximately $23.2 million between the years ended is attributable to Amacore’s reduction of ownership of Zurvita on July 30, 2009 as a result of the aforementioned share exchange. During the year ended December 31, 2008, Zurvita was a wholly-owned subsidiary and 100% of its net loss was included within consolidated net loss and net loss attributable to The Amacore Group, Inc.

Preferred stock dividends and accretion:

Preferred stock dividends amounted to approximately $2.1 million for the year ended December 31, 2009 as compared to $1.3 million for the same period in 2008.  An additional 18.5 million shares of preferred stock has been issued since December 31, 2008 which accounted for an additional $646 thousand of preferred stock dividends accrued.

Accretion of the preferred stock's beneficial conversion feature amounted to approximately $8.4 million for the year ended December 31, 2009 as compared to $6.7 million for the same period in 2008.  The increase over the prior year period resulted from the issuances of Series L Preferred Stock on June 29, 2009 and November 13, 2009 which had a conversion price of $0.01 while the market price of the underlying common stock was at $0.05 and $0.03, respectively, and had been fully accreted as of December 31, 2009.

Net loss attributed to The Amacore Group, Inc. available to common stockholders:

After the effect of allocating to the non-controlling interest its portion of Zurvita’s net loss and after the effects of income taxes and preferred stock dividends and accretion, the net loss attributed to The Amacore Group, Inc. common stockholders was approximately $21.2 million  for the year ended December 31, 2009 as compared to approximately $42 million for the year ended December 31, 2008.  The decrease of $20.7 million for the year ended December 31, 2009 is attributable to less impairment recognized, significant gains on fair valuing the Company’s warrants which significantly offset the loss recognized on fair valuing the Zurvita warrants and cost reduction and containment measures employed over the past twelve months.

Loss per common share:

Loss per common share amounted to $0.02 for the year ended December 31, 2009 compared to $0.28 for the year ended December 31, 2008.  The decrease in loss per share between the periods resulted due to the improvement in the Company’s net loss and the increase in the number of weighted-average common shares outstanding by approximately 879 million for the year ended December 31, 2009.  The significant share increase is attributed to the December 31, 2008 conversion of Series J and Series K preferred stock into 775.3 million and 155.8 million, respectively, shares of common stock.

Segment Analysis

Lifeguard Division

	2009	2008

Revenues	$21,606,850	$24,537,797

Cost of Sales	(16,587,068)	(18,967,251)

Gross Profit	5,019,782	5,570,546

Operating Expenses	(10,198,161)	(22,705,698)

Other Income (Expense)	5,791	(8,906)

Net Loss before taxes	$(5,172,588)	$(17,144,058)

Income Taxes	11,831	-

Net Loss	$(5,184,419)	$(17,144,058)

LifeGuard’s revenue was approximately $21.6 million compared to approximately $24.5 million for the year ended December 31, 2009 and 2008, respectively.  The decrease in revenue for the year ended December 31, 2009 is attributable to the cancellation of a significant contract with a third-party direct response marketer who was marketing a lifestyle benefit product of the LifeGuard division.  The contract was cancelled by the Company in the fourth quarter of 2008 due to certain contractual terms that resulted in significant customer acquisition costs and selling and marketing costs. During the year ended December 31, 2009, the Company added multiple new direct response marketing partnerships that have lowered customer acquisition costs but have yet to achieve the same transaction volume of the prior year contract.  The Company is focusing on the addition of marketing partnerships that support the Company’s efforts on lowering customer acquisition costs and reducing refund and charegback risk as well as increasing member persistency.

Cost of sales decreased approximately $2.4 million for the year ended December 31, 2009 over the prior year.  The cost of sales decrease is a direct result of decreased revenue during the year ended December 31, 2009 over the prior year and the result of lower customer acquisition costs from sales of new marketing partnerships.  Operating expenses and net loss decreased approximately $12.5 million and $12 million, respectively, for the year ended December 31, 2009 as compared to the same period in 2008.  The decrease is attributed to less goodwill and other intangible asset impairment recognized in 2009 as compared to 2008 and the reduction of selling and marketing costs incurred.  The Company recognized an impairment of approximately $4.3 million for the year ended December 31, 2009 as compared to approximately $9.1 million during the year ended December 31, 2008.

On February 26, 2010, LifeGuard accepted termination from Direct Medical Network Solutions, Inc. (“DirectMed”) and Consumer Assistance Services Association with respect to certain marketing and servicing agreements specific to DirectMed products.  The impact of this will result in less revenue recognized in this reporting unit, as replacement product revenue is expected to be recognized in other reporting units.  This division will continue to realize residual commission revenue from previously sold insurance and lifestyle membership products.  The division will also continue to provide benefits administration for its residual members and the members of other reporting units.

USHBG Division

	2009	2008

Revenues	$4,198,959	$4,240,932

Cost of Sales	(1,671,859)	(1,338,818)

Gross Profit	2,527,100	2,902,114

Operating Expenses	(7,826,545)	(9,218,102)

Other Expense	(127,146)	(374,834)

Net Loss before taxes	$(5,426,591)	$(6,690,822)

Income Taxes	-	-

Net Loss	$(5,426,591)	$(6,690,822)

USHBG revenues remained consistent at $4.2 million for the year ended December 31, 2009 and 2008 due to general economic conditions.  Operating expenses decreased $1.4 million for the year ended December 31, 2009 compared to prior year.  The decrease in operating expenses is related to the impairment loss of approximately $4 million taken during the year ended December 31, 2009 compared to $5.9 million taken during the prior year.  Excluding the effects of the impairment charges, operating expense increased by approximately $492 thousand.  The increase is due to consolidating a full year of activity in 2009 as well as increased lead costs incurred to support same level of revenues.

On February 26, 2010, a Marketing Agreement between USHBG and DirectMed was terminated by USHBG for cause.  USHBG is no longer required to exclusively market the DirectMed suite of limited medical products.  USHBG has replaced the DirectMed product suite with another comparable limited medical benefit plan.  USHBG is continuing to sell major medical insurance and has also begun to sell other lifestyle benefit membership plans.

Zurvita Division

	For the Year Ended December 31,
	2009	2008

Revenues	$5,126,019	$2,371,142

Cost of Sales	(4,066,625)	(2,947,171)

Gross Profit (Loss)	1,059,394	(576,029)

Operating Expenses	(6,840,919)	(5,401,197)

Other Income	(4,599,912)	-

Net Loss before taxes	$(10,381,437)	$(5,977,226)

Income Taxes	36,172	-

Net Loss	$(10,417,609)	$(5,977,226)

For the year ended December 31, 2009 and 2008, Zurvita’s revenues were approximately $5.1 million and $2.4 million, respectively, an approximate increase of $2.7 million.  Revenue primarily consisted of administrative websites, advertising sales, marketing fees, and membership product sales and were $1.3 million, $170 thousand, $2 million and $1.4 million, respectively, for the year ended December 31, 2009 as compared to $486 thousand, $0, $806 thousand and $1.1 million, respectively, for the year ended December 31, 2008.  The increase in total revenue as well as individual components of revenue are a direct result of growth in the division’s network sales representatives to 6,588 as of December 31, 2009 compared to 3,220 as of December 31, 2008.  The division was able to attract and retain more representatives as a result of greater product offering as of December 31, 2009 as compared to December 31, 2008.

Cost of sales for the year ended December 31, 2009 increased by approximately $1.1 million to $4.1 million over the same prior year period.  Costs of sales included sales commissions paid to marketing representatives and the benefit and product cost associated with the products and services sold.  For the year ended December 31, 2009, these costs were approximately $3.1 million and $924 thousand, respectively, as compared to $2.5 million and $482 thousand, for the year ended December 31, 2008, respectively.  The increase in cost of sales is directly related to the increase in revenues as each product sold generates sales commissions and contains a product cost.  However, cost of sales as a percentage of revenue has decreased from 124% to 79% for the year ended December 31, 2009 as compared to the same prior period as a result of less non-traditional sales incentive compensation strategies.  In order to attract and retain marketing representatives while the division was being structured and products developed, non-traditional means of sales compensation were employed.  During 2009, the division had a greater product offering and larger marketing representative base thereby reducing the need for non-traditional compensation methods.

Operating expenses and net loss were approximately $6.8 million and $10.4 million, respectively, for the year ended December 31, 2009 as compared to operating expenses and net loss of $5.4 million and $6.0 million, respectively, for the same prior year period.  The $4.4 million increase in net loss for the year ended December 31, 2009 is attributed to the $4 million loss recognized from fair valuing of Zurvita’s warrants and the recognition of a $600 thousand loss with respect to a legal settlement.  Zurvita and Amacore were able to settle the outstanding litigation for $1.8 million by means of a Mutual Compromise and Settlement Agreement of which $1.2 million was paid by Amacore and of which $600 thousand was the future responsibility of Zurvita and structured as a note payable.

In October 2009, Zurvita entered into a marketing agreement with OmniReliant, whereby Zurvita was granted a perpetual right, under all intellectual property rights applicable to the LocalAdLink software, to market the LocalAdLink online local search directory and sell advertisements which are displayed within the directory. For this right, Zurvita issued a promissory note in the principal amount of $2 million as consideration. The division is focusing its efforts and resources on this product and is recruiting representatives based on its availability.

JRM Division

	For the Year Ended December 31,
	2009	2008

Revenues	$190,248	$291,697

Cost of Sales	(13,719)	(140)

Gross Profit	176,529	291,557

Operating Expenses	(842,593)	(1,024,774)

Other Expense	(32,488)	(28,711)

Net Loss before taxes	$(698,552)	$(761,928)

Income Taxes	-	-

Net Loss	$(698,552)	$(761,928)

During the fourth quarter of 2008 and continuing in the first quarter of fiscal 2009, the JRM division shifted its resources to market other insurance related products as a result of the national economic downturn in the mortgage market.  The impact of the decline in demand for the division’s mortgage protection product, which was the main product that JRM marketed during 2008, has contributed to the decrease in revenue of approximately $101 thousand for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  At December 31, 2008, the division realized an impairment loss on its goodwill and other intangible assets of $305 thousand which was attributed to lower forecasted cash flows as a result of less demand for the mortgage protection product.

During the second quarter of fiscal 2009, this division migrated all sales effort to an agent distribution network model and reduced its focus on call center services while further shifting its resources to market other insurance related products such as final expense, dental and critical illness life. These products are being sold in the voluntary employee benefits market, through small employer groups and through agent and broker networks.  For the year ended December 31, 2009, the division realized an additional impairment loss on its goodwill and other intangible assets of $167 thousand as a result of decreasing revenue and the forecasted trend of the division’s fixed operating costs exceeding its revenue. As of December 31, 2009, there were no carrying amounts of goodwill or other intangible assets attributable to this division.

Excluding the impairment loss recognized on goodwill and other intangible assets of $167 thousand and $305 thousand as of December 31, 2009 and 2008, respectively, operating expenses for the year ended December 31, 2009 were approximately $676 thousand as compared to $720 for the year ended December 31, 2008. Operating expenses decreased approximately $44 thousand for the year ended December 31, 2009 due to the workforce reduction and other operating cost reductions implemented during the end of the second quarter of 2009.

Effective March 1, 2010, the Company halted JRM’s sales call center operations which historically telemarketed products as well as recruited agents for the division. This division will continue to realize residual commission revenue from previously sold insurance plans and will incur limited operating expenses to facilitate the collection of such revenue as well as to provide minimal resources to the Senior Vice Presidents of JRM who will be focusing on recruiting agents and other direct response marketers to sell the products of other reporting units.

Corporate and Other

	For the Year Ended December 31,
	2009	2008

Revenues	$893,434	$1,054,542

Cost of Sales	(278,619)	(587,154)

Gross Profit	614,815	467,388

Operating Expenses	(9,530,309)	(8,161,266)

Other Income	17,594,216	4,339,551

Net Income (Loss) before taxes	$8,678,722	$(3,354,327)

Income Taxes	5,086	-

Net Income (Loss)	$8,673,636	$(3,354,327)

This division’s primary function is to provide executive managerial support and to provide financial resources to the Company’s various divisions and is responsible for corporate governance and compliance.  Operating expenses and net income were approximately $9.5 million and $8.7 million, respectively, for the year ended December 31, 2009 as compared to operating expenses and net loss of $8.2 million and $3.4 million, respectively, for the prior year.  Excluding the $1.8 million legal settlement entered into during 2009 and the effect of reversing a $3 million litigation accrual upon a successful settlement during 2008, operating expenses decreased $3.4 million primarily as a result of reduction in consulting expense of approximately $2.3 million and other costs cutting measures, such as reduction in payroll expenses.

Other income for this division is mainly due to the change in the fair value of the Company’s warrants accounted for as liabilities.  At each reporting period, the warrants are measured at fair value and any resulting gain or loss is recognized as other income or expense.  A significant input for determining fair value is the market price of the Company’s common stock.  Due to the Company’s share price decreasing from $0.12 at December 31, 2008 to $0.03 at December 31, 2009, significant gains have resulted and have been recorded as other income at each reporting period.  These gains are non-cash transactions and do not impact cash flows from operations.

Net income or net loss for this division is driven by the level of the division’s operating expenses and market conditions affecting the reoccurring valuations of certain of the Company’s financial instruments.  This division has operated as a cost center and recognizes minimal residual revenue from the initial launch of certain market campaigns prior to the acquisition of LifeGuard.

Off Balance Sheet Arrangements

As of December 31, 2009 and 2008, the Company did not have any off balance sheet arrangements.

Liquidity and Capital Resources

The following table compares our cash flows for the years ended December 31, 2009 and 2008.

	December 31, 2009	December 31, 2008

Net cash used in operating activities	$(15,231,607)	$(22,169,665)
Net cash used in investing activities	(1,074,400)	(1,451,732)
Net cash provided by financing activities	19,389,697	21,698,792

Net increase (decrease) in cash	$3,083,690	$(1,922,605)

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

We believe that without significant equity and debt investment from internal and external sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During 2009, the Company has raised from its majority shareholder $18.5 million of equity funding and Zurvita has raised from its preferred stock shareholder $3.75 million of equity funding.  Subsequent to December 31, 2009, Zurvita has raised an additional $1 million in equity funding from its preferred stock shareholder.  In order to raise capital, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $2.6 million of outstanding notes payable as of December 31, 2009.

The Company’s commitments and contingencies will either utilize future operating cash flow or require the sale of debt or equity securities to fulfill the commitments.  Refer to NOTE 20 – Commitments and Contingencies for additional detail on nature and cash flow requirements.

Critical Accounting Policies

Revenue Recognition

Administrative Websites

Zurvita’s independent representatives pay a fee to the Company entitling them to use of websites that facilitate their business operations.  This revenue is recognized ratably over the website subscription period.

Advertising Sales

The Company markets subscriptions to a service that facilitates the ability of customers, typically small business owners, to display commercial advertising on on-line search directories.  This revenue is recognized ratably over the advertising subscription period.

Commissions

The Company is paid a commission for its sales of third-party products. Commissions are recognized as products are sold and services performed and the Company has accomplished all activities necessary to complete the earnings process.

Marketing Fees and Materials

The Company markets certain of its products through a multi-level sales organization whereby independent distributors establish their own network of associates.  The independent distributors pay the Company an annual fee to become marketing representatives on behalf of the Company.  In exchange, the representatives receive access, on an annual basis, to various marketing and promotional materials and tools as well as access to customized management reports; accordingly, revenue from marketing fees is recognized over an annual period.  The Company also earns ancillary revenue from the sale of marketing materials to third parties.  Revenue is recognized when marketing materials are delivered.

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related and lifestyle discount benefit plans as earned.  These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  These products often include elements sold through contracts with third-party providers.  Based on consideration of each contractual arrangement, revenue is reported on a gross basis.

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $4.5 million and $8.1 million for the year ended December 31, 2009 and 2008, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $160 thousand and $390 thousand at December 31, 2009 and 2008, respectively and were included in accrued expenses and other liabilities in the accompanying balance sheets.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates requiring a high degree of management’s subjective judgments include the allowance for sales refunds and chargebacks, capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, the expected volatility of common stock, and the fair value of common stock and warrants issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments.  Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

For purposes of testing goodwill impairment, each of our reportable segments is a reporting unit. We review each reporting unit for possible goodwill impairment by comparing the estimated fair value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated fair value exceeds the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation of allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets and liabilities with residual fair value representing the implied fair value of goodwill of that reporting unit.  The carrying value of goodwill for the reporting unit is written down to this implied value.

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

The measurement date for valuing share-based payments made to non-employees is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete.

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to purchase the Company’s common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement, (b) physical or net share settlement is not within the control of the Company, or (c) based on its settlement provisions, the instrument is determined not to be indexed to the Company’s common stock.  In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period with resulting gains and losses recognized within the Statement of Operations. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Option Pricing Model.

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

Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition.  However, in certain cases, the transaction price may not represent fair value.  Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity.  When quoted prices are not used to determine fair value, consideration is given to broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach.  Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs.  Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available.  The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  The input levels are defined as follows:

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

ITEM 8. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The Amacore Group, Inc.

We have audited the accompanying consolidated balance sheets of The Amacore Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Amacore Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of The Amacore Group, Inc.'s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has not generated sufficient cash flows from operations to meet its needs.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

Orlando, Florida

March 31, 2010

THE AMACORE GROUP, INC.
 CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$3,322,127	$238,437
Marketable securities (at fair value)	240,000	-
Accounts receivable (net of allowance for doubtful accounts of $100,000 and $0 for 2009 and 2008, respectively)	691,681	612,945
Deferred expenses	2,756,733	2,816,952
Deposits and other current assets	172,353	337,720
Total current assets	7,182,894	4,006,054

Property, plant and equipment (net of accumulated depreciation of $892,619 and $447,709 for 2009 and 2008, respectively)	1,005,601	863,537

Deferred customer acquisition costs	66,072	407,297
Goodwill	–	6,408,605
Other intangible assets	2,407,939	3,336,286
Deposits and other assets	1,383,293	2,172,321
Total assets	$12,045,799	$17,194,100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,318,537	$3,064,721
Accounts payable - related party	485,013	524,633
Loans and notes payable - current	672,765	1,059,373
Notes payable - related parties	353,265	833,092
Accrued expenses and other liabilities	1,038,812	2,429,315
Deferred compensation - related party	91,546	82,954
Deferred acquisition payments	581,250	472,670
Deferred revenue	2,847,957	2,752,365
Total current liabilities	8,389,145	11,219,123

Capital lease obligation	209,695	52,900
Deferred acquisition payments	250,000	648,399
Deferred compensation - related party	223,827	315,364
Loans and notes payable - long term	158,126	-
Loans and notes payable - long term - related party	1,458,648	-
Accrued dividends	3,119,604	879,575
Fair value of share conversion feature	577,949	-
Fair value of warrants	8,042,489	13,315,364
Total liabilities	22,429,483	26,430,725

Redeemable preferred stock - Zurvita Holdings, Inc.	2,280,162	-

Stockholders' Deficit
The Amacore Group, Inc.
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series G mandatorily convertible preferred stock; 1,200 shares authorized;
1,200 shares issued and outstanding.	1	1
Series H mandatorily convertible preferred stock; 400 shares authorized;
400 shares issued and outstanding.	-	-
Series I mandatorily convertible preferred stock; 10,000 shares authorized;
1,650 and 850 shares issued and outstanding for 2009 and 2008, respectively.	1	-
Series L mandatorily convertible preferred stock; 1,050 shares authorized;
1,050 and 0 shares issued and outstanding for 2009 and 2008, respectively.	1	-
Series A mandatorily convertible preferred stock; 1,500 shares authorized;
155 shares issued and outstanding.	-	-
Common Stock A, $.001 par value, 1,360,000,000 shares authorized; 1,047,725,428
and 1,008,806,919 shares issued and outstanding for 2009 and 2008, respectively.	1,047,725	1,008,807
Common Stock B, $.001 par value, 120,000,000 shares authorized; 200,000
shares issued and outstanding.	200	200
Additional paid-in capital	129,611,376	109,295,378
Accumulated deficit	(140,777,381)	(119,541,011)
Total Amacore Group, Inc. stockholders' deficit	(10,118,077)	(9,236,625)

Deficit related to noncontrolling interest in Zurvita Holdings, Inc.	(2,545,769)	-

Total stockholders' deficit	(12,663,846)	(9,236,625)

Total liabilities and stockholders' deficit	$12,045,799	$17,194,100

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008
REVENUES
Administrative websites	$1,340,753	$201,974
Advertising sales	169,609	-
Commissions	1,599,238	1,289,384
Marketing fees and materials	2,317,185	1,328,930
Membership fees	23,403,067	26,641,534
Total revenues	28,829,852	29,461,822

COST OF SALES
Benefit and service cost	4,832,255	5,107,365
Sales commissions	14,599,977	15,698,881
Total cost of sales	19,432,232	20,806,246

GROSS PROFIT	9,397,620	8,655,576

OPERATING EXPENSES
Amortization	878,626	3,057,904
Depreciation	444,910	335,346
Impairment loss on goodwill	6,408,605	3,597,544
Impairment loss on other intangible assets	2,074,756	11,711,400
Office related expenses	2,542,200	2,198,792
Payroll and employee benefits	8,701,736	8,771,271
Professional fees and legal settlements	7,117,046	5,052,320
Selling and marketing	6,588,375	10,462,421
Travel	482,273	1,324,059
Total operating expenses	35,238,527	46,511,037

Loss from operations before other income and (expense)	(25,840,907)	(37,855,461)

OTHER INCOME (EXPENSE)
Gain on change in fair value of warrants	13,282,358	4,025,694
Gain on change in fair value of share conversion feature	15,477	-
Gain on extinguishment of debt	429,822	862,395
Interest expense	(419,488)	(746,046)
Interest income	14,814	23,963
Loss on conversion of note payable	-	(242,652)
Loss on change in fair value of marketable securities	(530,000)	-
Other	47,478	3,746
Total other income	12,840,461	3,927,100

Net loss before income taxes	(13,000,446)	(33,928,361)

Income taxes	53,089	-

Net loss	(13,053,535)	(33,928,361)
Less: Net loss attributed to non-controlling interest in Zurvita Holdings, Inc.	2,318,511	-
Net loss attributed to The Amacore Group, Inc.	(10,735,024)	(33,928,361)

Preferred stock dividend and accretion	(10,501,346)	(8,054,985)

Net loss attributed to The Amacore Group, Inc. available to common stockholders	$(21,236,370)	$(41,983,346)

Basic and diluted loss per share	$(0.02)	$(0.28)

Basic and diluted weighted average number of common shares outstanding	1,028,482,088	149,676,100

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2009

												Noncontrolling
												Interest
												in Zurvita
	Preferred Stock							Common Stock		Paid-In	Accumulated	Holdings,
	Series A	Series G	Series H	Series I	Series J	Series K	Series L	Class A	Class B	Capital	Deficit	Inc.	Total
December 31, 2008	$0.16	$1.20	$0.40	$0.85	$-	$-	$-	$1,008,807	$200	$109,295,378	$(119,541,011)	$-	$(9,236,625)

Issuance of preferred stock				0.80			0.90			12,036,873			12,036,875

Contingent share adjustment								18,861		(18,861)			-

Partial disposition of ownership of Zurvita Holdings, Inc.										921,004		(305,396)	615,608

Common stock issuance for consulting services								19,757		572,963			592,720

Exercise of warrants								300		3,700			4,000

Share based compensation to employees										164,894			164,894

USHBG purchase price adjustment										(1,721,450)			(1,721,450)

Common stock issuance for consulting services attributable to noncontrolling interest												78,138	78,138

Net loss attributable to noncontrolling interest												(2,318,511)	(2,318,511)

Preferred stock accretion										8,356,875			8,356,875

Net loss available to common stockholders											(21,236,370)		(21,236,370)

December 31, 2009	$0.16	$1.20	$0.40	$1.65	$-	$-	$0.90	$1,047,725	$200	$129,611,376	$(140,777,381)	$(2,545,769)	$(12,663,846)

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2008

	Preferred Stock								Common		Paid-In	Accumulated
	Series A	Series D	Series E	Series G	Series H	Series I	Series J	Series K	Class A	Class B	Capital	Deficit	Total
December 31, 2007	$0.16	$0.69	$0.14	$0.30	$-	$-	$-	$-	$110,149	$27,563	$84,414,311	$(77,557,665)	$6,994,358

Purchase price adjustment											2,010,643		2,010,643

Reclassification of noncompensatory warrants											(626,638)		(626,638)

Private placement stock issuances				0.90	0.40	0.85			150		5,290,349		5,290,501

Conversion of notes payable into common stock									5,673		642,507		648,180

Conversion of accrued dividends into preferred stock							0.08	0.02			975,584		975,584

Conversion into preferred stock		(0.69)	(0.14)				0.69	0.14					-

Conversion of preferred stock into class A common stock							(0.77)	(0.16)	853,248		(853,247)		-

Exercise of warrants									2,702		169,318		172,020

Issuance of stock for acquisitions									1,800		8,998,200		9,000,000

Stock and warrants issued for services									7,722		2,056,285		2,064,007

Conversion of common stock B for common stock A									27,363	(27,363)			-

Equity issuance costs											(510,000)		(510,000)

Preferred stock accretion											6,728,066		6,728,066

Net loss available to common stockholders												(41,983,346)	(41,983,346)

December 31, 2008	$0.16	$-	$-	$1.20	$0.40	$0.85	$-	$-	$1,008,807	$200	$109,295,378	$(119,541,011)	$(9,236,625)

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(13,053,535)	$(33,928,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred marketing agreement	273,917	-
Amortization of notes payable discount	38,073	504,419
Amortization of intangible assets	878,626	3,057,904
Depreciation	444,910	335,346
Gain on change in fair value of warrants	(13,282,358)	(18,775,694)
Gain on change in fiar value of share conversion liability	(15,477)	-
Loss on change in fair value of marketable securities	530,000	-
Gain on extinguishment of debt	(429,822)	(862,395)
Loss on conversion of note payable	-	242,652
Loss on impairment of goodwill and other intangible assets	8,483,361	15,308,944
Notes payable issued in legal settlements	790,173	-
Loss on the issuance of warrants	-	14,750,000
Provision for doubtful accounts	169,315	-
Share-based payments to employees and consultants	164,894	2,064,007
Share-based payments attributable to non-controlling interest	78,138	-
Changes in operating assets and liabilities
Increase in accounts receivable	(248,051)	(22,292)
Increase in deferred expenses	(213,698)	(1,793,154)
Increase in deposits and other current assets	(151,602)	(174,285)
Decrease (increase) in deferred customer acquisition costs	341,225	(407,297)
Decrease (increase) in deposits and other assets	1,446,428	(1,838,091)
Decrease in accounts payable and accrued expenses	(1,488,771)	(2,095,619)
Decrease in deferred compensation - related party	(82,945)	121,870
Increase in deferred revenue	95,592	1,342,381
Net cash used in operating activities	(15,231,607)	(22,169,665)

Cash flows from investing activities:
Acquisition payment	-	(1,215,568)
Purchase of property and equipment	(304,400)	(368,869)
Purchase of certificate of deposit	-	(184,230)
Purchase of marketable securities	(770,000)	-
Decrease in restricted cash	-	316,935
Net cash used in investing activities	(1,074,400)	(1,451,732)

Cash flows from financing activities:
Deferred acquisition payments	(1,705,059)	(268,182)
Equity issuance costs	-	(510,000)
Net reduction/proceeds from credit card borrowing	(28,411)	66,892
Principal payments on capital lease obligations	(86,818)	-
Principal payments made on notes payable	(1,044,015)	(576,938)
Principla payments on redeemed convertible notes	-	(575,000)
Proceeds from exercise of Amacore Group, Inc. common stock warrants	4,000	172,020
Proceeds from private placement equity issuance	-	500
Proceeds from promissory notes	-	1,889,500
Proceeds from sale of Amacore Group, Inc. preferred stock and warrants	18,500,000	21,500,000
Proceeds from sale of Zurvita Holdings, Inc.preferred stock and warrants	3,750,000	-
Net cash provided by financing activities	19,389,697	21,698,792
Increase (decrease) in cash	3,083,690	(1,922,605)

Beginning cash and cash equivalents	238,437	2,161,042

Ending cash and cash equivalents	$3,322,127	$238,437

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$82,498	$43,521

Cash paid for income taxes	$30,086	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF OPERATIONS

The Amacore Group, Inc. (the “Company,” “Amacore,”  “we,” “our,” and “us” all refer to The Amacore Group, Inc. together with its consolidated subsidiaries) is primarily a provider and marketer of healthcare-related membership products such as limited and major medical insurance programs, supplemental medical insurance and discount dental and vision programs for individuals and families.  The Company distributes these products and services through various distribution methods such as its agent network, inbound call center, in-house sales representatives, network marketing and affinity marketing partners as well as through third-party direct response marketers. To generate leads for these distribution methods, the Company utilizes a variety of means such as Direct Response TV, internet advertising, database mining, and third-party leads as well as affiliate marketing partners’ lead sources. The Company’s secondary line of business is to provide and market lifestyle membership programs through these same marketing channels.  These membership programs utilize the same back office and systems creating marketing efficiencies to provide low cost ancillary products such as identity theft protection, home warranty, travel protection, term life insurance, involuntary unemployment insurance, accident insurance and pet insurance.  The Company’s offers these secondary products not only to new leads but also to existing members to increase member persistency and lifetime membership value. The Company also markets its administrative services such as billing, fulfillment, patient advocacy, claims administration and servicing.

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

•
Zurvita Holdings Inc. – This is a network marketing company that is a provider of products and benefits through the use of a multi-level marketing distribution channel which consists of independent business operators.  The products marketed include residential gas and electricity energy rate plans, discount healthcare benefits and discount benefits on various retail products and services, and online advertising.  Zurvita Holdings, Inc. (“Zurvita”) also markets numerous low cost ancillary lifestyle membership products such as home warranty, legal assistance and restoration services for identity theft and consumer credit. Zurvita is a variable interest entity, and the Company is the primary beneficiary of Zurvita.

•
JRM Benefits Consultants Division – This division historically marketed various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups.  Effective March 1, 2010, the Company shut down operations of JRM.  The Senior Vice Presidents of JRM will focus on recruiting agents and other direct response marketers to sell the products of other reporting units.  The Company operates this division through JRM Benefits Consultants, LLC, a wholly owned subsidiary of the Company (“JRM”).

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

Management’s Assessment of Liquidity

At December 31, 2009, the Company had negative working capital of approximately $1.2 million, an accumulated deficit of approximately $140.8 million and negative cash flows from operating activities of approximately $15.2 million.  For the year ended December 31, 2009, the Company had a loss from operations of approximately $25.8 million.  The financial statements do not reflect any adjustments that would be necessary under the assumption that the Company would not continue as a going concern.

The Company believes that existing cash resources, together with projected revenue and the expected continued support of its majority stockholder, will be sufficient to sustain current planned operations for the next 12 months. During 2009, the Company has raised from its majority shareholder $18.5 million of equity funding and Zurvita has raised from its preferred stock shareholder $3.75 million of equity funding.  Subsequent to December 31, 2009, Zurvita has raised an additional $1 million in equityfunding from its preferred stock shareholder. Additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). They include the accounts of Amacore and its wholly-owned subsidiaries, Amacore Direct Marketing Inc., JRM, LBI, LifeGuard, and USHBG, and Zurvita.

The Company owns approximately 66 percent of the outstanding common stock of Zurvita which represents approximately 44 percent of the voting rights of total outstanding equity securities.  Management has determined Zurvita to be a variable interest entity and Amacore to be the primary beneficiary; therefore, the accounts of Zurvita are included in the accompanying consolidated financial statements.  See Note 16 –Non-Controlling Interest for more information.

Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Administrative Websites

Zurvita’s independent representatives pay a fee to the Company entitling them to use of websites that facilitate their business operations.  This revenue is recognized ratably over the website subscription period.

Advertising Sales

The Company markets subscriptions to a service that facilitates the ability of customers, typically small business owners, to display commercial advertising on on-line search directories.  This revenue is recognized ratably over the advertising subscription period.

Commissions

The Company is paid a commission for its sales of third-party products. Commissions are recognized as products are sold and services performed and the Company has accomplished all activities necessary to complete the earnings process.

Marketing Fees and Materials

The Company markets certain of its products through a multi-level sales organization whereby independent distributors establish their own network of associates.  The independent distributors pay the Company an annual fee to become marketing representatives on behalf of the Company.  In exchange, the representatives receive access, on an annual basis, to various marketing and promotional materials and tools as well as access to a customized management reporting platform; accordingly, revenue from marketing fees is recognized over an annual period.  The Company also earns ancillary revenue from the sale of marketing materials to third parties.  Revenue is recognized when marketing materials are delivered.

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

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $4.5 million and $8.1 million for the years ended December 31, 2009 and 2008, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $160 thousand and $390 thousand at December 31, 2009 and 2008, respectively and were included in accrued expenses and other liabilities in the accompanying balance sheets.

Selling and Marketing Costs

The Company classifies merchant account fees, fulfillment costs and lead cost not identifiable with specific product sales within selling and marketing costs within the Statement of Operations.

Concentration of Credit Risk

For the year ended December 31, 2009, revenue generated by LifeGuard represented approximately 74% of total consolidated revenue.  Revenue from Direct Medical Network Solutions, Inc. (“DirectMed”), a company 33% owned by a former majority shareholder of LifeGuard, accounted for 45% of LifeGuard’s revenue and 33% of consolidated revenue.  LifeGuard’s products are dependent upon strategic relationships with insurance companies; accordingly, a change in these strategic relationships, contractual or otherwise, could negatively impact the Company’s business.  As of February 26, 2010, LifeGuard and USHBG are no longer providing marketing or servicing to DirectMed due to contract terminations.

At certain times, the Company’s bank deposits exceed the amounts insured by the FDIC.  Should the financial institution cease operations when the Company’s deposit balances exceed FDIC insured limits, it could be a significant disruption to the Company’s cash flow.  All of the Company’s credit card processing is with one merchant processor.  All of Zurvita’s marketing sales commission payments are calculated by a third-party service provider.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates requiring a high degree of management’s subjective judgments include the allowance for sales refunds and chargebacks, capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, determination of amount of allowance for doubtful accounts, the fair value of marketable securities, the expected volatility of common stock, and the fair value of common stock and warrants as well as the allocation of proceeds from the issuance of debt and equity instruments.  Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Marketable Securities

The Company’s marketable securities consist of non-registered common stock. The Company has classified these securities as an available-for-sale security due to the six month holding requirement imposed by the Securities Exchange Commission on non-exempt security purchases.  The Company, however, has elected to fair value these securities on a recurring basis and has accounted for these securities as trading securities in accordance with U.S. GAAP.  The Company’s election was made due to its short term investment outlook on these securities.  Accordingly, these investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gains and losses) included in the Statement of Operations.  Marketable securities are classified as current assets as they are available to meet the current operating needs of the Company.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less. At year-end the Company had approximaely $2.3 million in a money market account, which is used as an overnight sweep account.

Accounts Receivable

Accounts receivable are primarily comprised of balances due from memberships and are stated at the contractual amount due less an allowance for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to determine if an allowance is appropriate or the account needs to be written-off.  The activity in the allowance for doubtful accounts is as follows for the years ended December 31, 2009 and 2008:

January 1, 2009	$-
Bad Debt Expense	169,315
Write-offs	(69,315)
Recoveries	-
December 31, 2009	$100,000

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.  The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follow: computer hardware, 3 years; furniture and fixtures, 7 years; equipment and machinery, 5 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset.  When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the results of operations.

Deferred Customer Acquisition Costs

Customer acquisition costs relate to contractual arrangements with certain marketing companies primarily for the sale of LifeGuard membership products. Payments are made as leads are provided and are amortized to cost of sales term relevant to the expected life of the membership.  The majority of these costs are amortized on an accelerated basis over a period less than twelve months, in proportion to recognition of the related revenue.  At December 31, 2009 and December 31, 2008, unamortized customer acquisition costs of $533 thousand and $1.6 million, respectively, are included in deferred expenses and $66 thousand and $407 thousand, respectively, are included in deferred customer acquisition costs in the accompanying consolidated balance sheets.  Amounts paid for leads that do not result in a sale are expensed immediately as a selling and marketing expense.

Customer acquisition costs of $0 and $4.9 million for the year ended December 31, 2009 and 2008, respectively, and are included in selling and marketing in the accompanying consolidated statements of operations.

Goodwill and Other Intangible Assets

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

For purposes of testing goodwill impairment, each of our reportable segments is a reporting unit. We review each reporting unit for possible goodwill impairment by comparing the estimated fair value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated fair value exceeds the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets and liabilities with residual fair value representing the implied fair value of goodwill of that reporting unit.  The carrying value of goodwill for the reporting unit is written down to this implied value.

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

Advertising Costs

Advertising costs are charged to expense as incurred.  For the years ended December 31, 2009 and 2008, advertising costs were approximately $107 thousand and $70 thousand, respectively.

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to purchase the Company’s common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement, (b) physical or net share settlement is not within the control of the Company, or (c) based on its settlement provisions, the instrument is determined not to be indexed to the Company’s common stock.  In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period with resulting unrealized gains and losses recognized within the Statement of Operations. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Option Pricing Model.

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

Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition.  However, in certain cases, the transaction price may not represent fair value.  Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity.  When quoted prices are not used to determine fair value, consideration is given to broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach.  Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs.  Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available.  The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  The input levels are defined as follows:

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

Loss Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method for warrants and the if converted method for convertible preferred stock and convertible debt. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic earnings (loss) per share when the issuance of the shares is no longer contingent and in the computation of diluted earnings (loss) per share based on the number of shares issuable as if the end of the reporting period were the end of the contingency period.  Weighted average shares outstanding include both Class A and Class B common stock.  There is no difference between the dividend rights and earnings allocation of Class A and Class B common stock.  For the years ended December 31, 2009 and 2008, securities that could potentially dilute earnings per share in the future were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

Reclassifications

Nontrade receivables and inventory on the balance sheet for the prior periods have been reclassified to deposits and other assets to conform to the current period presentation.  The prior year goodwill has been reclassified from goodwill and other intangibles and presented separately on the balance sheet.  Certain amounts within the marketing fees and materials category on the Statement of Operations for the prior period have been reclassified to administrative websites to conform to the current period presentation.  In addition, the prior year impairment loss recognized on goodwill and other intangible assets within the Statement of Operations has been presented separately in the current year as impairment loss on goodwill and impairment loss on other intangible assets.  These reclassifications had no impact on the previously reported net loss or stockholders' deficit.

NOTE 3 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the years ended December 31, 2009 and December 31, 2008.

	2009	2008

Beneficial conversion feature accretion	8,356,875	6,728,066

Common stock issued as acquisition consideration	-	9,000,000

Common stock issued for consulting services	592,670	-

Common stock of Zurvita issed in exchange for marketing services	657,400	-

Conversion value of Common B stock to Common A stock	-	27,363

Conversion val.ue of accrued dividends and accrued interest on accrued dividends into preferred stock	-	975,584

Conversion value of notes payable and interest to common stock	-	648,180

Conversion value of preferred stock into common stock	-	853,248

Convertible debenture issued for marketing agreement	1,406,574

Embedded conversion feature on note payable issued	593,426	-

Financed insurance agreement	22,031	-

Liability issued as acquisition consideration	-	1,484,535

Preferred stock dividends	2,144,471	1,326,919

Property and equipment acquired under capital lease obligations	282,574	243,837

Reclassification of noncompensatory warrants from equity to liability	-	626,638

USHBG purchase price adjustment	742,950	-

NOTE 4 - DEFERRED EXPENSES

Deferred expenses consist of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Agent advances	$1,269,881	$874,533
Commissions	121,462	-
Conference fees	125,000	-
Customer acquisition costs	533,481	1,649,775
Marketing cost	383,483	-
Prepaid expenses	323,426	292,644
Total	$2,756,733	$2,816,952

The marketing cost shown in the preceding table relates to an Advertising and Marketing Agreement whereby Zurvita issued 3.8 million shares of its common stock in exchange for certain marketing services, which subsequently was adjusted to 15.2 million shares following a one (1) for four (4) forward stock split.  The marketing cost was capitalized at the estimated fair market value of the Zurvita stock issued and amortized over the life of the agreement, which has a one-year contract term.  See Note 12 – Assets and Liabilities Measure at Fair Value for further information on the Company’s determination of fair value of the stock issued.  Approximately $274 thousand of amortization was recognized during the year ended December 31, 2009, and is included in selling and marketing in the accompanying consolidated statements of operations.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment, net of accumulated depreciation, consist of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Computer hardware	$547,878	$412,953
Furniture and fixtures	405,498	355,133
Equipment and machinery	694,026	318,927
Leasehold improvements	250,818	224,233
	1,898,220	1,311,246
Less accumulated depreciation	(892,619)	(447,709)

Total	$1,005,601	$863,537

Depreciation expense including amortization of assets held under capital leases for the years ended December 31, 2009 and 2008 was approximately $445 thousand and approximately $335 thousand, respectively.  The amount of assets under capital leases was approximately $399 thousand and $117 thousand at December 31, 2009 and 2008, respectively. Accumulated amortization with respect to assets under capital leases at December 31, 2009 and 2008 was approximately $95 and $23, respectively.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the components of goodwill and other intangible assets as of December 31, 2009 and December 31, 2008:

	December 31, 2009
	Gross
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Value
Goodwill	$6,408,605	$-	$6,408,605	$-
Customer and vendor relationships	2,639,000	586,444	2,052,556	-
Marketing agreement	2,000,000	-	-	2,000,000
Software	588,087	323,143	-	264,944
Trademarks and tradenames	475,825	310,630	22,200	142,995
Total	$12,111,517	$1,220,217	$8,483,361	$2,407,939

	December 31, 2008
	Gross
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Value
Goodwill	$10,006,149	$-	$3,597,544	$6,408,605
Customer and vendor relationships	16,262,000	2,313,910	11,455,700	2,492,390
Software	712,690	211,494	-	501,196
Trademarks and tradenames	1,130,900	532,500	255,700	342,700
Total	$28,111,739	$3,057,904	$15,308,944	$9,744,891

At December 31, 2008, goodwill represented the excess of the purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed with respect to the JRM, LifeGuard and USHBG acquisitions.  At December 31, 2009, the Company had fully impaired its goodwill. None of this goodwill is expected to be deducted for tax purposes.

Amortization expense related to all of the Company’s identifiable intangible assets for the year ended December 31, 2009 and 2008 was approximately $879 thousand and $3.1 million, respectively.   Future amortization of intangible assets, consisting of software, is shown in the following table:

2010	$224,566
2011	35,535
2012	4,843
Total	$264,944

The weighted-average remaining amortization period for software is 1.16 years.

The table below presents the total carrying amount by intangible asset class for intangible assets not subject to amortization.

	December 31, 2009	December 31, 2008
Goodwill	$-	$6,408,605
Marketing agreement	2,000,000	-
Trademarks and tradenames	142,995	165,200
	$2,142,995	$6,573,805

The marketing agreement represents an agreement between Zurvita and OmniReliant Holdings, Inc. (“OmniReliant”) whereby the Company was granted a perpetual right, under all intellectual property rights applicable to the LocalAdLink Software, to market and sell the product through Zurvita’s independent sales representatives. This marketing agreement may be terminated for any reason at any time by either party with 60 days' prior notice to the other party.  The marketing agreement is classified as an intangible asset with an indefinite life and subject to impairment analysis annually or more frequently if events and circumstances change.

Based on the Company’s annual impairment analysis and consideration of current and expected future market conditions, we determined that goodwill and certain intangible assets related to the JRM and USHBG reporting units were impaired as of September 30, 2009.  The Company recorded non-cash, pre-tax total impairment charges of approximately $167 thousand and $4.0 million for JRM and USHBG, respectively as of September 30, 2009.  Subsequent to the annual impairment testing date, the Company recognized certain impairment indicators affecting the LifeGuard reporting unit.  Consequently, the Company performed another impairment analysis on the LifeGuard reporting unit and determined that the remaining goodwill of $4.3 million was impaired as of December 31, 2009.  The analyses were conducted by an independent valuation specialist.  The subsequent decline in estimated fair values resulted from an analysis of the current economic conditions, the Company’s fourth quarter performance as compared to budget and lower estimated future cash flows as a result of the discontinuance of USHBG’s marketing and LifeGuard’s servicing of DirectMed products.  For the year ended December 31, 2009, the non-cash, pre-tax total impairment charges recognized for JRM, Lifeguard and USHBG were approximately $167 thousand, $4.3 million and $4.0 million, respectively.

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

The Company has recognized aggregate impairment losses on goodwill and other intangible assets in the amount of $8.5 million for the year ended December 31, 2009 and $15.3 million for the year ended December 31, 2008.  These impairment losses have been included within the Company’s statements of operations under the caption “Impairment loss on goodwill and other intangible assets.”  Of the aggregate impairment losses recorded for the year ended December 31, 2009 and 2008, approximately $6.4 million and $3.6 million, respectively, were attributable to carrying amounts of goodwill.  The following table details the impairment loss by intangible asset category as well as by reporting unit.

	Reporting Unit
	For the Year Ended, December 31, 2009
	JRM	Lifeguard	USHBG	Total
Goodwill	$156,400	$4,281,662	$1,970,543	$6,408,605
Customer and vendor relationships	-	-	2,052,556	2,052,556
Trademarks and tradenames	10,200	-	12,000	22,200
Total	$166,600	$4,281,662	$4,035,099	$8,483,361

	Reporting Unit
	For the Year Ended, December 31, 2008
	JRM	Lifeguard	USHBG	Total
Goodwill	$165,844	$-	$3,431,700	$3,597,544
Customer and vendor relationships	113,900	9,084,800	2,257,000	11,455,700
Trademarks and tradenames	25,700	-	230,000	255,700
Total	$305,444	$9,084,800	$5,918,700	$15,308,944

NOTE 7 – DEPOSITS AND OTHER ASSETS

Deposits and other noncurrent assets consist of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Agent advances	$-	$507,299
Merchant reserve deposit	1,100,000	1,100,000
Certificate of deposit	191,486	185,832
Prepaid and other expenses	91,807	379,190
Total	$1,383,293	$2,172,321

NOTE 8 - LOANS AND NOTES PAYABLE

Loans and notes payable consist of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Convertible promissory note payable to investor; bearing interest at 10% per annum; due December 2006; currently in default and subject of legal dispute	$100,000	$100,000

Convertible note payable to sharedholder; face amount $2 million; bearing interest of 6% per annum; unsecured; principal payment due on October 9, 2012, net of discount	1,444,648	-

Promissory notes payable to Company executives bearing interest of 6% per annum; payable on demand	-	814,500

Promissory notes payable to investors; bearing interest ranging from 7.5% to 10% per annum; due December 2006; currently in default, of which $100 thousand is subject of legal dispute	114,500	425,000

Promissory notes payable to investors; bearing interest of 1.53% per annum; due through June 2004, increasing to 15% thereafter, currently in default and subject of legal dispute	114,950	114,950

Promissory note payable for legal settlement; bearing interest of 7.5% per annum; payable in monthly installments of approximately $27 thousand; due through July 2011	431,485	-

Revolving consumer credit cards	185,347	378,485

Capital lease obligations, at interest rates ranging from 0% to 10%	289,594	93,838

Insurance financing agreement; bearing interest at 5.25% per annum; payable in monthly installments of approximately $2.5 thousand; due through July 2010	17,210	-

Promissory notes payable to shareholders (on demand; noninterest bearing)	18,592	18,592

Promissory notes payable to shareholders (noninterest bearing; payable in monthly installments of approximately $5 thousand; due through December 2010)	91,000	-

Promissory notes payable to shareholders (noninterest bearing; payable in monthly installments of approximately $7 thousand; due through August 2010)	45,173	-

Total notes and loans payable	$2,852,499	$1,945,365

The $2 million convertible note payable contains an embedded conversion option which resulted in a discount of $593,426, which is being amortized over the life of the note.  Total interest expense related to this note was approximately $65.7 thousand, of which approximately $38.1 thousand represented amortization of the discount.  The note payable is convertible at the option of the Note Holder and is convertible into 4 million shares of Zurvita’s common stock.  Unpaid interest may be added to the principal balance at the election of the holder.  As of December 31, 2009 and 2008, approximately $1.0 million and $1.9 million, respectively, of the loans and notes payable are classified as current due to either maturity dates or events of default.

The promissory note payable for a legal settlement was issued by Zurvita and is guaranteed by the Company.

The following is a schedule of the future payments required under the Company’s notes payable:

As of December 31, 2009

2010	$1,026,029
2011	245,688
2012	2,067,886
2013	68,248
3,407,851
Net of discount on convertible note payable	(555,352)
$2,852,499

The following schedule details the future minimum lease payments on capital leases at December 31, 2009:

For the Year Ended December 31,
2010	$102,993
2011	90,461
2012	78,179
2013	72,038
Total minimum payments	343,671
Less: Amount representing interest	(54,077)
Present value of capital lease obligations	289,594
Less: Current portion	(79,899)
Long-term capital lease obligations	$209,695

NOTE 9– ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Allowance for sales returns and chargebacks	$160,130	$390,498
Franchise and sales tax payable	61,795	111,696
Interest	211,966	225,487
Legal settlement	-	250,000
Other	147,262	248,881
Payroll	358,689	328,188
Professional Fees	25,000	830,308
Rent	73,970	44,257
Total	$1,038,812	$2,429,315

NOTE 10 – DEFERRED ACQUISITION PAYMENTS

The Company entered into a Stock Purchase Agreement on March 31, 2008 which was subsequently amended on April 3, 2008 with USHBG and the sole stockholder of USHBG (“Stockholder”).  Effective April 1, 2008, the Company acquired all outstanding stock of USHBG.  The Stock Purchase Agreement provided, on the share adjustment date, as defined, that the Company had the option of unwinding the acquisition or issuing additional shares to the Stockholder with a minimum value of $9 million.

In lieu of unwinding the transaction or issuing additional shares, on September 10, 2009 (the “Amendment Closing”), the Company and USHBG entered an Amendment to Stock Purchase Agreement (the “Amendment”).  Pursuant to the Amendment, the value of the acquired entities has been reduced from $11,625,445 to $4,331,664 (the “Amended Purchase Price”).  The Amended Purchase Price is payable as follows in accordance with the terms of the Amendment:

•	As of the Amendment Closing, the Company had paid the Stockholder the aggregate sum of $2,191,664, which amount was deemed a reduction in the Amended Purchase Price
•	Upon the Amendment Closing, the Company paid the Stockholder the sum of $737,500
•
Upon the Amendment Closing, the Company issued an aggregate of 1,800,000 shares of the Company’s Class A common stock, which for the purposes of the Amendment were valued at $0.05 per share or $90,000.  This amount was also treated as a reduction to the Amended Purchase Price

•	Upon the Amendment Closing, the Company issued a Promissory Note to the Stockholder in the principal amount of $1,312,500 with an interest rate of 3.25% per annum, payable over a three year term.

After taking into consideration prior amortization, impairment charges as well as an adjustment for change in value of deferred cash consideration, a $1.7 million adjustment resulted. This adjustment was made to paid-in capital reflecting a modification to the amount of equity consideration recorded in connection with the acquisition of USHBG. Of the $1.7 million adjustment to paid-in capital, $743 thousand represented a non-cash portion that has no impact on operating cash flows or results of operations.  These transactions resulted in deferred acquisition payments of approximately $831 thousand as of December 31, 2009, of which $581 thousand is classified as short term, due to its maturity date being less than one year.

The following is a schedule of the future payments required:

For the Year Ended December 31,

2010	$581,250
2011	200,000
2012	50,000
831,250

NOTE 11 – DEFERRED REVENUE

Deferred revenue consists of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Advertising sales	$181,937	$-
Marketing fees and materials	41,484	-
Member fees	2,624,536	2,752,365
Total	$2,847,957	$2,752,365

NOTE 12– ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Assets and liabilities measured at estimated fair value in the consolidated financial statements on a recurring basis include certain marketable securities, redeemable and other non-compensatory warrants and a conversion feature associated with a promissory note.  The fair value of the marketable securities was determined by using the share price as quoted by OTC Bulletin Board® (OTCBB).  The fair value of conversion feature and the warrants was determined by an independent valuation specialist using the Black-Scholes Option Pricing Model.  See Note 17 – Stock Warrants for specifics on the inputs used in determining the fair value.

Assets and liabilities measured at estimated fair value on a recurring basis and their corresponding level within the fair value hierarchy is summarized as follows:

December 31, 2009
Fair Value Measurements at Reporting Date Using

	Quoted Prices in	Significant
	Active Markets for	Unobservable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Marketable Securities	$240,000	$-	$240,000
Total Assets	$240,000	$-	$240,000

Share conversion feature	$-	$577,949	$577,949
Warrants	-	$8,042,489	$8,042,489
Total liabilities	$-	$8,620,438	$8,620,438

December 31, 2008
Fair Value Measurements at Reporting Date Using

	Quoted Prices in	Significant
	Active Markets for	Unobservable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Warrants	$-	$13,315,364	$13,315,364
Total liabilities	$-	$13,315,364	$13,315,364

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 2 – Basis of Presentation and Significant Accounting Policies, based upon the priority of inputs to respective valuation techniques.   Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include:  (1) warrant instruments which contain redemption provisions which under certain circumstances may require cash settlement or were determined, based on their settlement provisions, not to be indexed to the Company’s stock (2) certain non-compensatory warrants and (3) a conversion feature embedded in a promissory note.  The valuation methodologies use a combination of observable and unobservable inputs in calculating fair value.

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Balance Beginning of Period	Reclassification of Warrants as Liabilities	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Year Ended December 31, 2009
Share Conversion	$-	$-	$593,426	$(15,477)	$577,949
Warrants	$13,315,364	$-	$8,009,483	$(13,282,358)	$8,042,489

	Balance Beginning of Period	Reclassification of Warrants as Liabilities	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Year Ended December 31, 2008
Warrants	$-	$-	$31,464,419	$(18,731,693)	$12,732,726
Non-compensatory warrants	$-	$626,638	$-	$(44,000)	$582,638

For the year ended December 31, 2009, total unrealized gains (losses) of approximately $15.5 thousand are included in the Statement of Operations caption “Gain on change in fair value of share conversion feature”.  No share conversion feature existed at December 31, 2008.

For the year ended December 31, 2009, total unrealized gains (losses) of approximately $13.3 million are included in the Statement of Operations caption “Gain on change in fair value of warrants”. For the year ended December 31, 2008, total unrealized gains of approximately $18.8 million are included in Statement of Operations caption “Gain on change in fair value of warrants”.  The unrealized gain for the year ended December 31, 2008, of approximately $4 million, is net of losses on initial issuance of warrants of approximately $14.8 million.

Nonrecurring Fair Value Measurements

The following table presents the assets and liabilities carried on the balance sheet by level within the hierarchy as of December 31, 2009 for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2009:

	Year	Significant Unobservable Inputs (Level 1)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	Ended
	12/31/2009

Goodwill	$-	$-	$-	$-	$(6,408,605)
Marketing agreement	$2,000,000	$-	$-	$2,000,000	$-
Deferred marketing costs	$383,483	$-	$-	$657,400	$-
Other intangible assets	$-	$-	$-	$-	$(2,052,556)
Trademarks and tradenames	$142,995	$-	$-	$142,995	$(22,200)
	$2,526,478	$-	$-	$2,800,395	$(8,483,361)

With respect to the deferred marketing costs which are included within deferred expenses in the consolidated balance sheet, there was no quoted market price for Zurvita’s securities at the date Zurvita issued common stock as consideration.  Consequently, Zurvita utilized an independent valuation specialist to determine the fair value of stock issued.  This estimate utilized Zurvita’s July 30, 2009 sale of convertible preferred stock with common stock warrants.  This was Zurvita’s sole issuance of securities for cash.  The conversion price of the preferred stock was $0.0625.  The common stock was valued by subtracting the $0.04 fair value of warrants using the Black-Scholes Pricing Model from the conversion price of $0.0625.  At date of issuance the fair value was determined to be approximately $657 thousand, with approximately $278 thousand of amortization recognized during the year ended December 31, 2009, the ending balance included within deferred expenses is approximately $383 thousand.

The carrying value of the indefinite-lived marketing agreement classified as an intangible asset was determined by the fair value of consideration given, which was a $2 million note payable.

Goodwill and other intangible assets, consisting of customer and vendor relationships and trade names, with prior carrying amounts of approximately $6.4 million and $3.1 million, respectively, were written down to their fair values of $0 and $143 thousand, respectively, resulting in impairment charges of approximately $6.4 million and $2.1 million, respectively, for a total impairment of $8.5 million.  Both market and income approaches were used to estimate fair value of goodwill and other intangible assets.  These valuation techniques utilized a significant number of nonobservable inputs.

Fair value of Financial Instruments

The fair values of accounts receivable and accounts payable approximate the carrying values due to the short term nature of these instruments.  The fair values of the notes payable approximate their carrying amounts as interest rates on these obligations are representative of estimated market rates available to the Company on similar instruments.

NOTE 13—REDEEMABLE PREFERRED STOCK

On July 30, 2009, Zurvita issued 1.75 million shares of Series A Convertible Preferred Stock for proceeds of $1.75 million which are convertible at a conversion price of $0.0625 into 28 million shares of Zurvita common stock.  On October 6, 2009, Zurvita issued 2 million shares of Series B Convertible Preferred Stock for proceeds of $2 million which are convertible at a conversion price of $0.25 into 4 million shares of Zurvita common stock.  The stated value of each issued share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (the “Convertible Preferred Stock”) is $1.00.  Zurvita had no redeemable preferred stock issued and outstanding as of December 31, 2008.

Events that may result in the redemption for cash of preferred stock, and that are not within a company’s control, require the preferred stock to be classified outside of stockholders’ equity (in the mezzanine section).  Zurvita’s Convertible Preferred Stock contains redemption for cash provisions with respect to change of control, bankruptcy, adverse judicial judgment and the failure to have available a sufficient number of authorized and unreserved shares of common stock to issue in the event of a conversion. All the aforementioned events are presumed not to be within Zurvita’s control. Accordingly, these instruments are recorded within the Redeemable Preferred Stock caption of the balance sheet, which is outside of stockholders’ equity.  Management estimates the probability of the events to be remote due to the Company’s financial condition and the affiliation of stockholders that represent a majority of the outstanding common and preferred stock.  Therefore, the carrying value of the preferred stock has not been increased to the full redemption value.  The reason the carrying value is not equal to the total proceeds received is due to the allocation of proceeds to certain warrants issued in connection with the preferred stock.

The following table summarizes for each redeemable preferred stock issuance the value allocated to the warrants and preferred stock:

	Total	Value	Preferred Stock
Preferred Stock	Proceeds	Allocated to	Carrying
Issuance	Received	Warrants	Amount
Series A	$1,750,000	$539,000	$1,211,000
Series B	$2,000,000	$930,838	$1,069,162

 NOTE 14—PREFERRED STOCK

The Company is authorized to issue 20 million shares of preferred stock.

On March 5, 2009, the Board of Directors of the Company approved the elimination of series B, C, D, E, J, and K Preferred Stock.

Series G, H, I and L Preferred Stock are entitled to receive dividends payable on the stated value of the preferred stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter.  Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds legally available for the payment of dividends.  Dividends are payable in cash or Class A common stock, at the option of the holder.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  At December 31, 2009 and December 31, 2008, accrued and unpaid dividends related to the preferred stock are approximately $3.1 million and $880 thousand, respectively.  The Company’s Series A Preferred Stock does not accrue dividends.

Each Series G, J, I, and L Preferred Stock is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A common stock or securities convertible into or exercisable for Class A common stock at a price per share or conversion price less than the then applicable series conversion price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A common stock, the holders of the applicable series Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A common stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A common stock issuable upon conversion of the applicable series Preferred Stock.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, and before any junior security of the Company, the holders of preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the stated value of the holder’s respective preferred stock series plus the aggregate amount of accumulated but unpaid dividends on each share of preferred stock.  If, upon a liquidation event, the assets of the Company are insufficient to permit payment in full to such holders of the aggregate amount that they are entitled to be paid by their respective terms, then the entire assets, or proceeds thereof, available to be distributed to the Company’s stockholders shall be distributed to the holders of the preferred stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.  The liquidation value of Series A, G, H, I, and L as of December 31, 2009 were approximately $155 thousand, $13.5 million, $4.4 million, $17.5 million and $10.7 million, respectively.

The table below sets forth the preferred stock outstanding as of December 31, 2009 and December 31, 2008.

	2009	2008
Series A	155	155
Series G	1,200	1,200
Series H	400	400
Series I	1,650	850
Series L	1,050	-
	4,455	2,605

Series A Preferred Stock

As of December 31, 2009, 155 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were outstanding. There were no issuances of Series A Preferred Stock during the year ended December 31, 2009.  Each share of Series A Preferred Stock is convertible into 2,000 shares of Class A common stock, subject to adjustment for stock dividend, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or certain other corporate events.  As of December 31, 2009, the outstanding shares of Series A Preferred Stock were convertible into 310,000 shares of Class A common stock.

 Series G Preferred Stock

As of December 31, 2009, each share of Series G Convertible Preferred Stock (“Series G Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series G Conversion Price”).  If on July 15, 2011, any share of Series G Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series G Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series G Preferred Stock into Class A common stock at the then applicable Series G Conversion Price.

The Company had the option to redeem all of the outstanding Series G Preferred Stock ten (10) days after November 7, 2009 (“Conversion Price Adjustment Date”), but elected not to do so.

No shares of Series G Preferred Stock were issued during the year ended December 31, 2009.

As of December 31, 2009, 1,200 shares of Series G Preferred Stock were outstanding and convertible into 436,363,636 Class A common shares.

Series H Preferred Stock

As of December 31, 2009 each share of Series H Convertible Preferred Stock (“Series H Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series H Conversion Price”).   If on July 15, 2011, any share of Series H Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series H Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series H Preferred Stock into Class A common stock at the then applicable Series H Conversion Price.

The Company had the option to redeem all of the outstanding Series H Preferred Stock ten (10) days after the conversion price adjustment date, but elected not to do so.

No shares of Series H Preferred Stock were issued during the year ended December 31, 2009.

As of December 31, 2009, 400 shares of Series H Preferred Stock were outstanding and convertible into 145,454,545 Class A common shares.

Series I Preferred Stock

As of December 31, 2009 each share of Series I Convertible Preferred Stock (“Series I Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series I Conversion Price”).  If on July 15, 2011 any share of Series I Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series I Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series I Preferred Stock into Class A common stock at the then applicable Series I Conversion Price.

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

In January and March 2009, the Company issued 400 shares each (800 shares total) of its Series I Preferred Stock and a warrant agreement to acquire 45,000,000 shares each (90,000,000 shares total) of the Company’s Class A common stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $8,000,000.  These warrants are classified as liabilities due to certain settlement provisions; these warrants were determined not to be indexed to the Company’s stock.  The fair value of the warrants at date of issuance was $4.3 million and was determined by a third–party valuation specialist based upon the Black-Scholes Option Pricing Model.

At December 31, 2009, the fair value of these warrants is approximately $900 thousand. The effect of mark-to market adjustments was a decrease in value of $3.4 million and has been recorded as “Gain on change in fair value of warrants” within the accompanying Statement of Operations to date.  See Note 12 – Assets and Liabilities Measure at Fair Value for additional fair value disclosure information.

As of December 31, 2009, 1,650 shares Series I Preferred Stock were outstanding and convertible into 600,000,000 Class A common shares.

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

In June and September 2009, the Company issued a total of 1,050 shares of its Series L Preferred Stock and a warrant agreement to acquire 50,625,000 and 67,500,000 respectively (118,125,000 shares total) of the Company’s Class A common stock, exercisable for five (5) years at an exercise price of $0.375, for an aggregate cash purchase price of $10,500,000.  These warrants are classified as liabilities due to certain settlement provisions; these warrants were determined not to be indexed to the Company’s stock.  The fair value of the warrants at date of issuance was $2.1 million and was determined by a third–party valuation specialist based upon the Black-Scholes Option Pricing Model.

At December 31, 2009, the fair value of these warrants is approximately $1.3 million.  The effect of mark-to-market adjustments was a decrease in value of approximately $844 thousand and has been recorded as “Gain on change in fair value of warrants” within the accompanying Statement of Operations to date.  See Note 12 – Assets and Liabilities Measure at Fair Value for additional fair value disclosure information.

In connection with the Series L Preferred Stock, the Company recorded an aggregate beneficial conversion feature of approximately $8.4 million.   The resulting discounts were accreted as a dividend to the preferred stockholders from the date of issuance to the earliest conversion date, using the effective yield method. Accretion recognized for the year ended December 31, 2009 was approximately $8.4 million.

As of December 31, 2009, 1,050 shares Series L Preferred Stock were outstanding and convertible into 1,050,000,000 Class A common shares.

NOTE 15 – COMMON STOCK

The Company has authorized one billion three hundred sixty million (1,360,000,000) Class A common stock shares and one hundred twenty million (120,000,000) Class B common stock shares.  The Company currently does not have sufficient authorized common stock to satisfy the conversion of all outstanding securities and the exercise of all outstanding options and warrants.  The Company is in the process of increasing its authorized common stock.  On all matters required by law to be submitted to a vote of the holders of common stock, each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to five votes.

During August 2009, the Company issued 5,074,872 shares of its common stock to an individual in settlement of potential claims, and during November 2009, the Company issued 13,786,260 shares of its common stock and a promissory note for $105,000 to an individual in settlement of potential claims.  Both were issued in a transaction that was exempt from registration under  the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

 NOTE 16 – NON-CONTROLLING INTEREST

On July 30, 2009 (the “Closing Date”), Red Sun Minning Inc. (“Red Sun”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Zurvita and Amacore, pursuant to which, among other things, Amacore contributed all of their securities of Zurvita to Red Sun in exchange for Red Sun’s issuance to them of 9.3 million shares of common stock of Red Sun (the “Share Exchange”), which now represents 37.2 million shares following a one (1) for four (4) forward stock split. Prior to the consummation of the Share Exchange Agreement, Zurvita was a wholly-owned subsidiary of Amacore, and Red Sun was a public shell company.

Concurrent with the closing of the Share Exchange, Zurvtia entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor and closed a private placement offering pursuant to which it raised gross proceeds of $1.75 million and, among other things, issued and sold convertible preferred stock convertible into shares of Zurvita’s common stock at an initial conversion price of $0.25, which was subsequently adjusted to $0.0625 following a one (1) for four (4) forward stock split.

Concurrent with the closing of the Share Exchange, Zurvita entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc. (“OmniReliant”), pursuant to which Zurvita agreed to provide placement of advertising for OmniReliant on its website and OmniReliant agreed to provide Zurvita with certain marketing services (the “OmniReliant Agreement”). The marketing services to be provided by OmniReliant include the production of infomercials, video production services, management of call centers, buying and fulfillment services. In consideration for such services, OmniReliant received an aggregate of 3.8 million shares of Zurvita’s common stock which subsequently was adjusted to 15.2 million shares following one (1) for four (4) forward stock split.

Pursuant to the terms of a agreement (the “Repurchase Agreement”), Red Sun repurchased 2 million or 66% of the outstanding shares of Red Sun common stock for a total price of $210 thousand.

As a result of the Share Exchange and the consummation of the transactions pursuant to the Repurchase Agreement, Red Sun experienced a change in control and ceased to be a shell company. Zurvita became a wholly-owned subsidiary of Red Sun and Amacore became the owner of approximately 66 percent of Red Sun’s issued and outstanding shares of common stock and 44 percent of the voting rights of total equity securities outstanding (after giving effect to subsequent issuances of common and preferred stock).  The combined entity elected to change its name from Red Sun Mining, Inc. to Zurvita Holdings, Inc. and succeeded to the business of Zurvita as its sole line of business.

Subsequent to the Share Exchange, management determined Zurvita to be a variable interest entity due to affiliated parties participating in the design of the entity and insufficient equity investment at risk to permit Zurvita to finance its activities without requiring additional subordinated financial support.  Management also determined Amacore to be the primary beneficiary and has included the accounts of Zurvita within its consolidated financial statements.  Significant factors that led to this determination were Amacore’s voting rights relative to other common and preferred stockholders as well as how closely associated Amacore and Zurvita are relative to other related party variable interest holders.

As a result of the aforementioned transactions, Amacore’s ownership interest changed from 100% to 66%.  The schedule below shows the effects of this change on Amacore’s equity

Net Loss Attributable to The Amacore Group, Inc. and
Transfers to the Noncontrolling Interest
Net loss attributable to The Amacore Group, Inc.	$(9,902,575)
Increase in additional paid in capital from share exchange	921,004
Change from net loss attributable to The Amacore Group, Inc. and transfers to noncontrolling interest	$(8,981,571)

The loss attributable to the non-controlling interest exceeds the non-controlling interest in the equity capital of Zuvita Holdings, resulting in a deficit non-controlling interest.  ASC Paragraph 810-10-45-21 requires that the non-controlling interest continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance. The table below presents consolidated net loss attributable to Amacore and earnings (loss) per share on a pro forma basis as if the said excess had been charged to the controlling interest.

	For the Year Ended December 31, 2009
	As Reported	Pro Forma Adj Decrease (Increase)		Pro Forma Balance

Net loss before income taxes	(13,000,446)			(13,000,446)

Income taxes	53,089			53,089

Net Loss	(13,053,535)			(13,053,535)
Less: Net loss attributable to the noncontrolling interest	2,318,511	(2,318,511)	(1)	-
Net loss attributed to The Amacore Group, Inc.	(10,735,024)			(13,053,535)

Preferred stock dividend and accretion	(10,501,346)			(10,501,346)

Net loss attributed to The Amacore Group, Inc. available to common stockholders	(21,236,370)	(2,318,511)	(1)	(23,554,881)

Basic and diluted loss per share	$(0.02)			$(0.02)

Basic and diluted weighted average number of common shares outstanding	1,028,482,088			1,028,482,088

(1) Noncontrolling interest's portion of net loss in excess of noncontrolling interest's equity capital

As of December 31, 2009, the consolidated assets and liabilities of Zurvita are included in the consolidated balance sheet of the Company and are disclosed as follows:

December 31, 2009
ASSETS
Current assets
Cash	$191,194
Marketable securities (at fair value)	240,000
Accounts receivable	91,384
Deferred expenses	1,662,119
Total current assets	2,184,697

Property, plant and equipment (net of accumulated depreciation of $45,876)	104,461

Deposits and other assets	148,936
Other intangible assets - marketing agreement	2,000,000
Total Assets	$4,438,094

LIABILITIES
Current liabilities
Accounts payable	$323,269
Loans and notes payable - current	290,569
Accrued expenses and other liabilities	248,623
Deferred revenue	1,214,417
Total current liabilities	2,076,878

Fair value of warrants	5,584,041
Fair value of share conversion feature	577,949
Loans and notes payable - long term	1,602,774
Total liabilities	$9,841,642

There are no restrictions as to the use of Zurvita’s assets as of December 31, 2009.

Note 17 – STOCK WARRANTS

Amacore

Employee Stock Incentive Plan

The Company’s Stock Incentive Plan (the “Plan”) is administered by the Board of Directors or a committee thereof and provides for options to purchase 750,000 shares of Class A common stock to be granted under the Plan to employees, officers, directors, independent contractors and consultants to the Company.  The Plan authorizes the issuance of incentive stock options (“ISOs”), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQSOs”) and stock appreciation rights (“SARs”).  Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding Class A common stock of the Company or a subsidiary of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the Class A common stock at the time of grant. Generally, options shall vest at 20%, per year, and shall be outstanding for ten years. As of December 31, 2009 and December 31, 2008, no options have been granted under the Plan.

Warrants

During the year ended December 31, 2009, the Company issued warrants to purchase an aggregate of 208.2 million shares of Class A common stock.  At December 31, 2009, there were outstanding warrants to purchase approximately 438.3 million and 8.0 million shares of Class A and Class B common stock, respectively, exercisable at varying prices through 2014.

The following table summarizes the status of all warrants outstanding and exercisable at December 31, 2009:

Class A
Outstanding Warrants				Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Warrants	Weighted Average Exercise Price
$0.01 to $0.49	429,643,217	$0.37	3.94	428,518,217	$0.37
$0.50 to $0.99	7,850,000	$0.51	2.95	7,850,000	$0.51
$1.00 to $1.49	825,000	$1.10	2.46	575,000	$1.14
	438,318,217	$0.37	3.92	436,943,217	$0.37

Class B
Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$0.01 to $0.49	1,500,000	$0.16	0.41
$0.50 to $0.99	6,465,000	$0.50	2.93
	7,965,000	$0.44	2.46

Equity Warrants

Assumptions used to determine the fair value of equity stock options and warrants granted during the year ended Decedmber 31, 2008 are as follows.  There were no equity options or warrants granted during the year ended Decrember 31, 2009.

December 31, 2008

Expected dividends	0%
Expected volatility	175% - 245%
Risk free interest rate	2.78% - 4.52%
Expected life	5 years

The following tables summarize the activity for compensatory warrants classified as equity for the year ended December 31, 2009:

	Class A Warrants
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	13,125,000	$0.46	3.76	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2009	13,125,000	$0.46	2.76	$-

Exercisable at December 31, 2009	12,375,000	$0.45	2.72	$-

	Class B Warrants
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	7,965,000	$0.44	3.46	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable at December 31, 2009	7,965,000	$0.44	2.46	$-

A summary of the status of all of the Company's non-vested equity warrants as of December 31, 2009, and the changes during the year ended December 31, 2009, is presented below.  There were no non-vested outstanding Class B equity warrants outstanding as of December 31, 2009 and December 31, 2008, nor were there any issuances during the year ended December 31, 2009.

	Class A Equity Warrants
	Warrants	Weighted Average Excerise Price
Non-vested at December 31, 2008	1,925,000	$0.59
Granted	-	-
Vested	(1,175,000)	0.60
Exercised	-	-
Non-vested at December 31, 2009	750,000	$0.59

As of December 31, 2009, there was approximately $173 thousand of total unrecognized compensation cost related to non-vested warrants that is expected to be recognized over a weighted-average period of 1 year.  The intrinsic value of warrants exercised during the year ended December 31, 2008 was $454 thousand.  The total fair value of warrants vested during the year ended December 31, 2009 and December 31, 2008 was $495 thousand and $144 thousand, respectively. The weighted average grant date fair value of warrants granted during the year ended December 31, 2008 was $0.41.

Liability Warrants

Certain of these warrants are liability instruments issued in conjunction with preferred stock and convertible promissory notes.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control and due to non-standard anti-dilutive provisions.  At December 31, 2009, there were warrants to purchase 425.2 million shares of Class A common stock that were classified as liabilities.

The fair value of each option award classified as a liability on the balance sheet is estimated on the date of the grant using the Black-Scholes Option Pricing Model and the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Assumptions used to determine the fair value of the stock options and warrants granted during the year ended December 31, 2009 and 2008  are as follows.

	December 31, 2009	December 31, 2008

Expected dividends	0%	0%
Expected volatility	123.3%	175% - 245%
Risk free interest rate	0.53% - 2.62%	2.78% - 4.52%
Expected life	3 - 5 years	5 years

A summary of the activity of the Company's non-compensatory warrants classified as liabilities on the balance sheet for the year ended December 31, 2009 is presented below.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	218,368,217	$0.37	4.47	$458,500
Granted	208,225,000	0.37	-	-
Exercised	-	-	-	-
Expired	(1,400,000)	0.92	-	-
Outstanding at December 31, 2009	425,193,217	$0.37	3.96	$29,000

Exercisable at December 31, 2009	424,568,217	$0.37	3.96	$29,000

A summary of the status of all of the Company's non-vested liability warrants as of December 31, 2009, and the changes during the year ended December 31, 2009, is presented below.

	Class A Liability Warrants Year Ended, December 31, 2009
	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	1,250,000	$0.45
Granted	-	-
Vested	(625,000)	0.45
Exercised	-	-
Non-vested at December 31, 2009	625,000	$0.45

Stock Awards Issued

During the years ended December 31, 2009 and 2008, 19,757,377 and 3,200,000 shares of common stock were issued for various purposes, such as employment compensation and for goods and services, respectively.  The Company’s stock awards consist of Class A and Class B common stock.  The grant date fair value is based on the share price as of the award date.  For the year ended December 31, 2009 no share-based compensation was recognized within the Statement of Operations.  For the year ended December 31, 2008, approximately $1.2 million of share-based compensation was recognized within the Statement of Operations.

Stock-Based Compensation Expense

For the years ended December 31, 2009 and 2008, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	For the year ended
	December 31,
	2009	2008
Stock-based compensation:
Professional fees	$-	$1,581,267
Payroll and employee benefits	164,894	482,740
Total	$164,894	$2,064,007

Zurvita

During the year ended December 31, 2009, Zurvita issued warrants to purchase Zurvita common stock.  The effect of issuing these warrants is included in the consolidated financial statements of the Company.  Zurvita issued both compensatory and non-compensatory warrants.  The following details this activity.

Compensatory Liability Warrants

During the year end December 31, 2009, Zurvita issued compensatory warrants to purchase an aggregate of 700 thousand shares of common stock.  There were approximately 700 thousand warrants outstanding as of December 31, 2009, all of which are classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within Zurvita’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

The fair value of each option award classified as a liability on the balance sheet is estimated on the date of the grant using the Black-Scholes Option Pricing Model and the assumptions noted in the following table. Expected volatility was determined by independent valuation specialists. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Assumptions used to determine the fair value of the compensatory warrants granted during the year ended December 31, 2009 are as follows.  There were no compensatory warrants granted during the year ended Decrmber 31, 2008.

December 31, 2009

Expected dividends	0%
Expected volatility	65%
Risk free interest rate	2.62%
Expected life	5 years

A summary of the activity of Zurvita’s compensatory warrants classified as liabilities on the balance sheet for the year ended December 31, 2009 is presented below.

	Compensatory Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2008	-	$-	-
Granted	700,000	0.25	4.87
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at December 31, 2009	700,000	$0.25	4.87

As of December 31, 2009, there was no unrecognized compensation cost related to non-vested compensatory warrants as all warrants outstanding are vested.  There were no compensatory warrants exercised during the year ended December 31, 2009 and 2008 and therefore, no intrinsic value associated.  The total fair value of compensatory warrants vested during the year ended December 31, 2009 was approximately $66 thousand.  The weighted average grant date fair value of compensatory warrants granted during the year ended December 31, 2009 was $0.09.

A summary of the status of Zurvita’s non-vested shares as of December 31, 2009, and the changes during the year ended December 31, 2009, is presented below.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	-	$-
Granted	700,000	0.09
Vested	(700,000)	-
Exercised	-	-
Non-vested at December 31, 2009	-	$-

Non-compensatory LiabilityWarrants

During the year ended December 31, 2009, Zurvita issued in conjunction with preferred stock non-compensatory warrants to purchase an aggregate of approximately 36.6 million shares of common stock.  There were approximately 36.6 million non-compensatory warrants outstanding as of December 31, 2009, all of which were classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within Zurvita’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

The fair value of each option award classified as a liability on the balance sheet is estimated on the date of the grant using the Black-Scholes Option Pricing Model and the assumptions noted in the following table. Expected volatility was determined by independent valuation specialists. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Assumptions used to determine the fair value of the non-compensatory warrants granted during the year ended December 31, 2009 are as follows.  There were no non-compensatory warrants granted during the year ended December 31, 2008.

December 31, 2009

Expected dividends	0%
Expected volatility	65%
Risk free interest rate	1.56- 3.36%
Expected life	5 - 7 years

A summary of the activity of Zurvita's non-compensatory warrants classified as liabilities on the balance sheet during the year ended December 31, 2009 is presented below.

	Non-Compensatory Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2008	-	$-	-
Granted	36,560,000	0.10	6.59
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at December 31, 2009	36,560,000	$0.10	6.59

There were no warrants exercised during the year ended December 31, 2009 and 2008 and therefore no intrinsic value associated.  The total fair value of warrants vested during the year ended December 31, 2009 was approximately $1.5 million.  The weighted average grant date fair value of warrants granted during the year ended December 31, 2009 was $0.05.

A summary of the status of the Company's non-vested shares as of December 31, 2009, and the changes during the year ended December 31, 2009, is presented below.

	Non-compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	-	$-
Granted	36,560,000	0.05
Vested	(36,560,000)	-
Exercised	-	-
Non-vested at December 31, 2009	-	$-

Share-Based Expense

For the years ended December 31, 2009, Zurvita issued to a related party, for consulting services, a warrant to purchase up to 140 thousand shares of Common Stock at an initial exercise price of $0.25 per share.  Due to a one (1) for four (4) forward stock split, the number of warrants increased to 560 thousand and the exercise price has been adjusted to $0.0625 per share.  For the year ended December 31, 2009, $11 thousand share-based expense is included within the Statement of Operations, respectively.  For the year ended December 31, 2008 no share-based compensation was recognized within the Statement of Operations.

Zurvita Stock Awards Issued

On July 30, 2009, Zurvita granted to an executive 1.8 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement and pursuant to Zurvita’s 2009 Incentive Stock Plan.  These shares will be issued in accordance with the vesting period or upon completion of certain performance measures.  Due to a four (4) for one (1) forward stock split, the amount of shares was increased to 7.2 million.  3.6 million shares vest on July 30, 2010 and 3.6 million shares vest on July 30, 2011.  The grant date fair value was $180 thousand. For the year ended December 31, 2009, approximately $97 thousand of share-based compensation was recognized within the Statement of Operations.  For the year ended December 31, 2008, no share-based compensation was recognized within the Statement of Operations.  Zurvita utilized an independent expert valuation specialist to determine the fair value of stock issued.  The common stock’s fair value was estimated to be $0.04325 per share at the time of issuance.

Stock-Based Compensation Expense

For the years ended December 31, 2009 and 2008, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	For the Year Ended
	December 31,
	2009	2008
Stock-based compensation:
Professional fees	$10,780	$-
Payroll and employee benefits	342,855	164,230
Total	$353,635	$164,230

NOTE 18 - INCOME TAXES

The below tables present the Company’s current year income tax provision and the temporary differences that result from the differences in recognition criteria of certain income and expense items for financial reporting purposes and income tax purposes.

	2009	2008
Current:
Federal income tax	$-	$-
State income tax	53,089	-
Deferred:
Federal income tax	-	-
State income tax	-	-
Total provision for income taxes	$53,089	$-

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	2009	2008

Deferred tax assets:
Net operating loss carryforward	$40,058,774	$33,126,268
Fixed assets	101,569	-
Provision for litigation costs	-	87,756
Deferred compensation	118,675	103,163
Stock based compensation	531,255	336,133
Unrealized loss on marketable securities	199,439	-
Other	127,822	184,885
Gross deferred tax asset	41,137,534	33,838,205
Valuation allowance	(34,480,932)	(31,012,585)
Deferred tax asset - net	6,656,602	2,825,620

Deferred tax liabilities:
Fixed assets	-	(75,555)
Warrant liabilities	(6,512,898)	(1,514,869)
Intangible Assets	(143,704)	(1,235,196)
Gross deferred tax liability	(6,656,602)	(2,825,620)

Net Deferred income taxes	$-	$-

As of December 31, 2009, realization of the Company’s net deferred tax assets of approximately $34.5 million was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the year ended December 31, 2009 was approximately $3.5 million.

The Company has a total of approximately $106.5 million of net operating losses available to be offset against future taxable income and that expire between 2011 and 2029.

The Company determined that there were no uncertain tax positions, and accordingly no associated interest and penalties were required to be accrued at December 31, 2009 and 2008, respectively.  The Company does not believe that there are any tax positions for which a material change in unrecognized tax benefit or liability is reasonably possible in the next twelve months.  The Company believes that there are no uncertain tax positions which, if recognized, would impact the effective tax rate.

The Company has evaluated its open years by major jurisdiction and concluded that the tax years 2006 through 2009 remain open to examination by federal and state tax authorities.

Below is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2009 and 2008.

	2009		2008
Tax provision at U.S. federal income tax rate	$(7,990,609)	34.0%	$(11,535,643)	34.0%
State income tax provision net of federal tax benefit	(853,115)	3.6%	(1,231,600)	3.6%
Non-deductible goodwill impairment and amortization	2,178,926	(9.3)%	1,353,757	(4.0)%
Meals and entertainment	20,968	(0.1)%	41,750	(0.1)%
Preferred stock dividends	3,570,458	(15.2)%	-	0.0%
Change in valuation allowance	3,468,346	(14.8)%	11,363,695	(33.5)%
Penalties	2,284	0.0%	-	0.0%
Franchise Taxes	53,089	(0.2)%	-	0.0%
Other	(397,258)	1.7%	8,041	0.0%
Provision for income taxes	$53,089	(0.2)%	$-	0.0%

NOTE 19 - EARNINGS PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method for warrants and the if converted method for convertible preferred stock and convertible debt.  Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.  Weighted average shares outstanding include both Class A and Class B Common stock.  There is no difference between the dividend rights and earnings allocation of Class A and Class B Common stock.

The following is the computation of basic and diluted net earnings (loss) per common share for the years ended December 31, 2009 and 2008:

	For the Year Ended
	December 31,
	2009	2008

Numerator:
Net income (loss) attributed to The Amacore Group, Inc.	$(10,735,024)	$(33,928,361)
Less preferred stock dividends and accretion	(10,501,346)	(8,054,985)

Net income (loss) available to common stockholders (Basic)	$(21,236,370)	$(41,983,346)
Net income (loss) (Dilutive)	$(21,236,370)	$(41,983,346)

Denominator:
Weighted average basic shares outstanding	1,028,482,088	149,676,100

Weighted average diluted shares outstanding	1,028,482,088	149,676,100

Earnings (loss) per common share - basic	$(0.02)	$(0.28)
Earnings (loss) per common share - diluted	$(0.02)	$(0.28)

During the years ended December 31, 2009 and 2008, the effect of outstanding exercisable warrants, convertible debt, and convertible preferred stock were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.  Weighted average shares outstanding include both Class A and Class B common stock.  Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented, are as follows:

	As of December 31,
	2009	2008

Potentially dilutive securities outstanding at end of period:
Common stock warrants	446,283,217	239,460,217
Convertible preferred stock:
Series A	310,000	310,000
Series G	436,363,636	2,400,000
Series H	145,454,545	800,000
Series I	600,000,000	1,700,000
Series L	1,050,000,000	-
Total Preferred Stock	2,232,128,181	5,210,000

Total potentially dilutive securities	2,678,411,398	244,670,217

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company is committed under several leases of office space through September 30, 2015.   For the years ended December 31, 2009 and 2008, rent expense was approximately $581 thousand and approximately $588 thousand, respectively.

The following is a schedule of future minimum lease payments required under the Company’s various leased offices.

For the Year Ended December 31,

2010	$490,704
2011	397,688
2012	199,409
2013	141,204
2014	145,435
Thereafter	48,954
$1,423,394

NOTE 21 - LEGAL PROCEEDINGS

As of July 9, 2009 a Mutual Compromise and Settlement Agreement and General Release of Claims was entered into between AmeriPlan Corporation, The Amacore Group, Inc., Zurvita Inc., TransMark Financial Services, Inc. and Mark Jarvis in regards to the litigation by and among numerous parties.  The settlement terms stated that the Company pay a lump sum of $1,150,000 and deliver a promissory note in the principal amount of $600,000 bearing interest at a 7.5% per annum, payable in 24 monthly installments to Ameriplan.  This agreement discharges all claims, counter-claims and causes of action, known or unknown, including without limitation, the allegations set forth in the litigation aforementioned.  On July 9, 2009, the Company paid the lump sum payment of $1,150,000.  As of December 31, 2009, approximately $431 thousand remains of the promissory note in the line item loans and notes payable – current portion on the balance sheet.

Ty Bruggemann, Paul Johnson, Thomas Welch, Rocky Williams, Richard Burton, and Kim Fleischer v. The Amacore Group, Inc., Jay Shafer, Shad Stastney, Chris Phillips, Clark A. Marcus, Giuseppe Crisafi, Guy Norberg, Jerry Katzman, Vicis Capital, LLC, and John Doe 1-100; In the United States District Court, District of New Jersey; Case No. 2:09-cv-02776-JAG-MCA (the “New Jersey Litigation”). In September 2009, despite knowledge of the pending Florida Litigation, the above named plaintiffs initiated the New Jersey Litigation against Amacore and other named individuals and companies for allegations arising from the same transaction or occurrence giving rise to the Florida Litigation described below. Plaintiffs asserted claims against the defendants for fraud in the inducement, common law fraud, breach of fiduciary duties, breach of contract, unjust enrichment, breach of covenant of good faith and fair dealing, New Jersey consumer fraud statute, conversion, declaratory judgment, and sought to pierce the corporate veil, all arising from disputes between the parties regarding the Agreement of Plan and Merger between Amacore Group, Inc., LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. dated on or about October 12, 2007. Amacore and the individually named defendants who are or were officers or directors of Amacore responded by filing a motion to dismiss based upon jurisdictional and other grounds.  On December 16, 2009 the District Court of New Jersey granted Amacore’s motion to transfer the case to the District Court of the Middle District of Florida. In response to a motion to consolidate, the District Court of the Middle District of Florida designated this case as the surviving case.  Amacore and numerous individual defendants have pending motions to dismiss which have not yet been ruled upon.   Discovery has not yet begun in this matter.  Amacore was granted leave to assert its counterclaim in the below referenced matter to preserve its claims.  Amacore will vigorously defend against all of the allegations and will assert a counterclaim against Plaintiffs.

The Amacore Group, Inc. v. Ty Bruggemann, Thomas Welch, Paul Johnson, Lifeguard Benefit Services, Inc., Consumer Assistance Services Association, Direct Medical Network Solutions, Inc.; In the United States District Court, Middle District of Florida, Tampa Division; Case No. 8:09-cv-00748-JSM-TGW (the “Florida Litigation”). In April, 2009, Amacore initiated the Florida Litigation against the named individuals and companies asserting fraud in the inducement with respect to an October 12, 2007, Agreement of Plan and Merger between Amacore Group, Inc. (“Amacore”), LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. (“Lifeguard”) (“Agreement”). Alternatively, Amacore initiated this litigation to dispute or modify certain adjustments that were to be made on or about April 12, 2009, pursuant to the terms of the Agreement. Amacore asserted causes of action against the defendants including fraud in the inducement, negligent misrepresentation, conspiracy to commit fraud, breach of contract, theft and conversion, unjust enrichment, and a demand for an accounting. Defendants responded by filing a motion to dismiss based upon jurisdictional and other grounds. As a result of the transfer of the New Jersey Litigation to Florida, the Florida Litigation was stricken by the Court on March 4, 2010, because the matter described below was substantially similar to the transferred New Jersey Litigation and pending in the same court. Amacore was granted leave to assert its counterclaim in the below referenced matter to preserve its claims.  (See summary of the New Jersey Litigation above).

Caroline McDonald v. The Amacore Group, Inc., Superior Court of New Jersey, Union County, Case No. UNN-L-790-09; United States District Court, District of New Jersey, Case. No. 2:09-cv-01608-SDW-MCA; on March 10, 2009, Caroline McDonald, a former employee, filed a Civil Action alleging that Amacore had breached her Employment Agreement by wrongfully terminating her shortly after she commenced her employment in May, 2007.  Subsequently, the Court transferred the Civil Action to the District Court.  Liability in this matter is disputed.  Amacore filed a Motion to Dismiss based upon lack of personal, general, or specific jurisdiction as to Shafer, Katzman, Marcus and Amacore.  Amacore also argued the Court should enforce the agreement’s forum selection clause.  The Motion to Dismiss is currently pending and all Memoranda in Support are filed.  The parties await a determination on disputed jurisdictional issues. Discovery has not yet begun. Amacore will vigorously defend against all of the allegations and may assert a counterclaim against Plaintiff once the motions to dismiss have been decided upon.

As of December 31, 2009, Amacore was involved in various lawsuits, legal proceedings, claims or disputes arising in the normal course of business not considered material to the Company.  Management believes that in the event of an unfavorable outcome to these matters, that the financial position and results of operations will not be materially, aversely affected.

NOTE 22 - RELATED PARTY TRANSACTIONS

Branding and Agent Fees

LifeGuard markets a membership product, which it licenses from Direct Medical Solutions (“DirectMed”), a company 33% owned by a former majority shareholder of LifeGuard.   LifeGuard pays DirectMed a branding fee based on the number of memberships sold. During the years ended December 31, 2009 and 2008, LifeGuard paid DirectMed approximately $466 thousand and $492 thousand, respectively, in branding fees.  In addition, LifeGuard owed DirectMed approximately $485 thousand and $525 thousand as of December 31, 2009 and December 31, 2008, respectively, for unpaid branding fees.  Branding fees are included in sales commissions in the accompanying Statements of Operations.

The agent of record for USHBG is an immediate family member of the president of USHBG.  For the year ended December 31, 2009 and 2008, the Company has paid approximately $208 thousand and $175 thousand, respectively, for agent fees.

Commissions Paid

There are immediate family members of Mr. Jarvis (Zurvita Co-Chief Executive Officer) who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which amounted to approximately $58 thousand and $102 thousand, respectively, for the year ended December 31, 2009 and approximately $61 thousand and $53 thousand, respectively, for the year ended December 31, 2008. These amounts were for work they performed on behalf of the Company.

Notes Payable

See Note 8 – Loans and Notes Payable for additional related party shareholders’ notes payable disclosure information.

As part of the 2007 acquisition agreement between the Company and JRM, the Company assumed $287 thousand of liabilities of which $163 thousand and $69 thousand represented personal credit card balances and business credit lines, respectively. The liabilities are personally guaranteed by two of the Senior Vice Presidents of the JRM and are recorded within the Company’s notes and loans payable category of the Balance Sheet.  As of December 31, 2009 and December 31, 2008, the outstanding balance of these personal credit cards and business credit lines was approximately $185 thousand and $203 thousand, respectively.

In 2008, the Company and Jay Shafer (Chief Executive Officer) entered into promissory notes in an aggregate amount of $800 thousand payable to Jay Shafer evidencing loans made by Mr. Shafer to the Company.  The promissory notes bore interest at 6% and were payable upon demand. On November 17, 2009, the Company paid off the promissory notes with accrued interest of approximately $54 thousand.

Zurvita recognized approximately $66 thousand of interest expense for the year ended December 31, 2009 with respect to a note payable due OmniReliant, who is a significant shareholder of Zurvita.   The interest due OmniReliant was accrued and will either be paid or deferred at Zurvita’s election based upon the contractual terms of the note payable.  No such related party interest expense was incurred during the year ended December 31, 2009.

NOTE 23 – SEGMENT ANALYSIS

The Company's reportable segments are strategic business units that offer different products and services and have separate management teams and each respective segment’s financial performance is analyzed separately for making operational and financial decisions. The business units represent five reportable segments: JRM, LifeGuard, USHBG, Zurtiva and Corporate and Other. The LifeGuard segment is the Company’s operations division consisting of product fulfillment, customer support, membership billing, claims administration, provider membership network maintenance and information technology.  LifeGuard generates revenue primarily from the sale of healthcare benefit membership plans. USHBG segment is an outbound telemarketing company primarily marketing major and limited medical benefit plans.  The Zurvita segment is a provider of products and benefits through the use of a multi-level marketing distribution channel which consists of independent business operators.  The products marketed include residential gas and electricity energy rate plans, discount healthcare benefits and discount benefits on various retail products and services, and online advertising.  The Corporate and Other segment provides management and financial support to the Company’s various divisions as well as performs corporate governance and compliance. The Corporate and Other segment recognizes residual revenue from agreements entered into prior to the acquisitions of LifeGuard, JRM and USHBG.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

Summarized financial information concerning the Company's reportable segments is shown in the following tables, followed by a  reconciliation of segment revenue and assets to consolidated revenue and assets is as follows for the years ended December 31, 2009 and 2008:

	For the Year Ended December 31, 2009
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$21,606,850	$4,198,959	$5,126,019	$190,248	$893,434	$32,015,510

Net income (loss) before in income taxes	$(5,172,588)	$(5,426,591)	$(10,381,437)	$(698,552)	$8,678,722	$(13,000,446)

Income taxes	$11,831	$-	$36,172	$-	$5,086	$53,089

Net income (loss)	$(5,184,419)	$(5,426,591)	$(10,417,609)	$(698,552)	$8,673,636	$(13,053,535)

Total assets held	$2,687,753	$2,790,377	$4,438,094	$22,396	$4,435,663	$14,374,283

Depreciation and amortization	$617,333	$580,383	$33,994	$4,767	$87,059	$1,323,536

	For the Year Ended December 31, 2008
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$24,537,797	$4,240,932	$2,371,142	$291,697	$1,054,542	$32,496,110

Net loss before income taxes	$(17,144,058)	$(6,690,822)	$(5,977,226)	$(761,928)	$(3,354,327)	$(33,928,361)

Income taxes	-	-	-	-	-	-

Net loss	$(17,144,058)	$(6,690,822)	$(5,977,226)	$(761,928)	$(3,354,327)	$(33,928,361)

Total assets held	$8,834,704	$6,375,261	$1,394,586	$184,754	$1,701,279	$18,490,584

Depreciation and amortization	$2,513,827	$798,595	$11,881	$23,012	$45,935	$3,393,250

	For the Year ended December 31,
	2009	2008
Revenues
Total revenues for reportable segments	$32,015,510	$32,496,110
Elimination of intersegment revenues	(3,185,658)	(3,034,288)
Total consolidated revenue	$28,829,852	$29,461,822

Net loss
Net total loss for reportable segments	$(13,053,535)	$(33,928,361)
Elimination of intersegment profits	-	-
Net loss	$(13,053,535)	$(33,928,361)

Assets
Total assets for reportable segements	$14,374,283	$18,490,584
Elimination of intersegment receivables	(2,328,484)	(1,296,484)
Total consolidated assets	$12,045,799	$17,194,100

Total interest expense for the year ended December 31, 2009 for LifeGuard, USHBG, Zurvtia, JRM and Corporate and Other was approximately $34 thousand, $2 thousand, $86 thousand, $33 thousand, and $265 thousand, respectively.  For the year ended December 31, 2008, total interest expense for LifeGuard, JRM and Corporate and Other was approximately $9 thousand, $31 thousand, and $706 thousand, respectively.

Intercompany Transactions

Intersegment revenue represents USHBG’s commission revenue from the sale of LifeGuard’s DirectMed product.  The intersegment receivable represents the amount of unpaid commissions due to USHBG from LifeGuard.

Significant Non-Cash Transactions

Two significant non-cash transactions took place during the year ended December 31, 2009 in regards to impairment and valuation of warrants.  Based on the Company’s annual impairment analysis and consideration of current and expected future market conditions, we determined that goodwill and certain intangible assets related to the LifeGuard, JRM, and USHBG reporting units were impaired for the year ended December 31, 2009.  The Company recorded non-cash, pre-tax total impairment charges of approximately $4.3 million, $167 thousand and $4.0 million for LifeGuard, JRM and USHBG, respectively.

Certain of the Company’s warrants are recorded at fair value with changes in their fair value reflected in the Company’s consolidated Statement of Operations.  For the year ended December 31, 2009, the gain on change in fair value of warrants was $13.3 million which included a $4 million loss recognized from the change in fair value of Zurvita’s issued warrants for the year ended December 31, 2009.

NOTE 24 - SUBSEQUENT EVENTS

Subsequent events were evaluated through the date of issuance of the financial statements.

Board of Director Changes

On January 25, 2010, Chris Phillips resigned from his position as a member of the board of directors of the Company.  There were no disagreements or dispute between Mr. Phillips and the Company which led to his resignation.  His resignation was effective immediately.

Effective March 1, 2010, the Company appointed Keith Hughes as a member of its Board of Directors. Mr. Hughes has served as the Chief Financial Officer and Chief Compliance Officer of Vicis Capital LLC (“Vicis”) since 2006.

Contract Terminations

On February 16, 2010, a Marketing Agreement dated November 7, 2006 by and between UCHBG and DirectMed was terminated by USHBG for cause.

On February 26, 2010, LifeGuard accepted the termination dated February 25, 2010 from DirectMed and Consumer Assistance Services Association with respect to certain marketing and servicing agreements specific to DirectMed products.

Security Issuances

On January 29, 2010, Zurvita sold to Vicis Capital Master Fund 1 million shares of newly designated Series C Convertible Preferred Stock along with 4 million warrants to purchase common stock at an exercise price of $0.25.  The proceeds of $1 million were received from escrow on February 1, 2010.

On February 1, 2010, Zurvita granted and issued certain of its Consultants an aggregate of approximately 1.1 million options to purchase common stock.  The options are immediately exercisable at an exercise price of $0.50 and have a contractual life of six months. On February 1, 2010, Zurvita's stock was trading at $1.02. As of March 31, 2010, approximately 28 thousand of these options were exercised for proceeds of approximately $14 thousand.

On February 9, 2010, Zurvita issued an aggregate of 97,000 shares of common stock to various parties as consideration for monthly accounting and legal services to be provided through April 30, 2010.  As consideration for deferring interest and principal payments for three months, Zurvita also entered into an agreement with a Note Holder for the issuance of 200,000 shares of common stock.  In addition, Zurvita granted and issued an aggregate of 405,000 options for common stock to various vendors and consultants as consideration for future consulting services.  The options have a contractual life of five years and have exercise prices ranging from $0.50 to $0.75 with vesting terms ranging from zero to six months. On February 9, 2010, Zurvita's stock was trading at $0.85.

The impact of these security issuances resulted in Amacore’s ownership and voting power changing from 65.98% and 40.29%, respectively, to 65.69% and 40.18%, respectively, immediately following the issuances.

Subsidiary Terminations

Effective March 1, 2010, the Company halted JRM’s sales call center operations which historically telemarketed products as well as recruited agents for the division. This division will continue to realize residual commission revenue from previously sold insurance plans and will incur limited operating expenses to facilitate the collection of such revenue as well as to provide minimal resources to the Senior Vice Presidents of JRM who will be focusing on recruiting agents and other direct response marketers to sell the products of other reporting units.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no changes in or disagreements with accountants on accounting and financial disclosure in 2009 or 2008.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria set forth in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based upon the evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009 because of a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions.  In addition, the lack of standardization in the financial reporting process of the Company’s subsidiaries increases the risk that financial information is not captured completely and accurately. The Company has developed a plan and is in process of executing the plan to mitigate these material weaknesses, which includes the addition of personnel to the accounting function and utilizing an accounting software  system access restrictions based on management defined user roles based on job function.  Upon full utilization of this accounting system, the risk of incomplete and inaccurate reporting of financial information will be mitigated.  In addition, consultants have been retained to provide specialized technical skills such as valuation of warrant instruments requiring fair value accounting, reporting unit valuation for impairment testing, and income tax provision calculation and disclosure..  Use of specialists will reduce the likeliness of a material error occurring in more technical accounting areas.

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

ITEM 9B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers:

Name	Age	Position
Jay Shafer	49	Chief Executive Officer and Director

Guy Norberg	48	President and Director

G. Scott Smith	57	Chief Operating Officer and Interim Chief Financial Officer

Jason Post	34	Principal Accounting Officer and Secretary to the Board of Directors

Shadron Stastney	39	Director

Keith Hughes	53	Director

Executive Officers and Directors

Jay Shafer – Chief Executive Officer and Director

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

Guy Norberg – President and Director

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

G. Scott Smith – Chief Operating Officer and Interim Chief Financial Officer

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

Jason Post – Principal Accounting Officer and Secretary to the Board of Directors

Jason Post is the Company’s Principal Accounting Officer and Secretary to the Board of Directors.  Mr. Post joined the Company in March of 2008 as Manager of Finance and was promoted to Vice President of Corporate Finance in January of 2009.  Prior to joining the Company, Mr. Post was an external auditor for Deloitte & Touche, LLP.  While at Deloitte, he gained specialized knowledge and experience in the area Sarbanes Oxley and developmental stage enterprises.  Mr. Post received a B.S. in Accountancy from the University of South Florida and holds an active Florida CPA license and the American Institute of Certified Fraud Examiner’s CFE designation.

Shadron Stastney - Director

Shadron Stastney was elected to the Board of Directors August 2008.  Mr. Stastney is the Chief Operating Officer and Head of Research for Vicis Capital, LLC, a company he jointly founded in 2004. Mr. Stastney also jointly founded Victus Capital Management LLC in 2001. From 1998 through 2001, Mr. Stastney worked with the corporate equity derivatives origination group of Credit Suisse First Boston, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets. In 1997, he joined Credit Suisse First Boston’s then-combined convertible/equity derivative origination desk. From 1994 to 1997, he was an associate at the law firm of Cravath, Swaine and Moore in New York, in their tax and corporate groups, focusing on derivatives. He graduated from the University of North Dakota in 1990 with a B.A. in Political Theory and History, and from the Yale Law School in 1994 with a J.D. degree focusing on corporate and tax law. Mr. Stastney currently is a director of Ambient Corporation, MDwerks, Inc and Master Silicon Carbide Industries, Inc.

Keith Hughes - Director

Keith Hughes was elected to the Board of Directors March 2010.  Mr. Hughes has been the Chief Financial Officer and Chief Compliance Officer for Vicis Capital, LLC since January 2006.  From 1986 through 1998, Mr. Hughes worked at the Union Bank of Switzerland (UBS) where he was a Managing Director and the Equity Controller for North America.  From 1998 to 2001, he held various financial roles with hedge funds including Treasurer, Controller and Chief Financial Officer.  From 2001 to 2006, he worked at International Fund Services, the fund administrator, where he was a Managing Director of Operation.  Mr. Hughes is a CPA and received a B.A. in Accounting from St. John’s University in 1978.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of our class A common stock to file certain reports of ownership and changes in ownership with the SEC within specified time periods. Officers, directors and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Our former officers and directors have not filed any Section 16 reports.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Jay Shafer has served as our Chairman since March 2007 and as our Chief Executive Officer since August 2008. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company.

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

The Board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, the Board has not adopted particular qualifications or minimum standards that candidates for the Board must meet. Instead, the Board considers how a candidate could contribute to the company's business and meet the needs of the company and the board.  The Board considers, among other things, the diversity of potential board members' backgrounds, including their professional experience, education, skills and other individual attributes in assessing their potential appointment to the Board.

The Board will consider candidates for director recommended by our stockholders. Candidates recommended by stockholders are evaluated with the same methodology as candidates recommended by management or members of the Board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the company to Maitland Promenade 1, 485 North Keller Road, Suite 450, Maitland, FL 32751, Attention: Chairman. All candidate referrals are reviewed by at least one current board member.

Audit Committee and Audit Committee Financial Expert

As of December 31, 2009, the Company did not have an audit committee.  Since our common stock is not listed for trading on a national securities exchange, but rather quoted on the OTCBB, we are not subject to rules relating to the independence of our directors or audit committee members.

Other Committees

The Board does not have a compensation committee or a nominating committee, the functions of which are performed by the Board.

All of our directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, and all executive officers hold office at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our (1) principal executive officer and (2) two most highly compensated executive officers, other than our principal executive officer (collectively, the “named executive officers”) and up to two additional highly compensated individuals as if they had been Officers as of our last two fiscal years ended December 31, 2009 and December 31, 2008.

Name and Principal Position	Year	Base Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Bonus ($)	All Other Compensation ($)(3)	Dollar Value of Total Compensation for the Convered Fiscal Year ($)

Jay Shafer	2009	432,906	-	-	-	-	432,906
Current Chief Executive Officer	2008	378,720	-	-	2,537	-	381,257

Clark Marcus	2009	-	-	-	-	-	-
Former Chief Executive Officer (2)	2008	560,845	-	-	-	17,858	578,703

Scott Smith	2009	279,173	-		-	-	279,173
Chief Operating Officer &	2008	250,000	-	-	-	-	250,000
Interim Chief Financial Officer

Guy Norberg	2009	432,906	-	-	-	-	432,906
President	2008	378,720	-	-	2,537	-	381,257

Giuseppe Crisafi (4)	2009	-	-	-	-	-	-
Former Chief Financial Officer	2008	266,241	-	-	-	-	266,241

Jerry Katzman MD (5)	2009	-	-	-	-	-	-
Former Chief Medical Officer	2008	252,692	-	-	-	-	252,692

(1)  Represents the dollar amount recognized for financial statement reporting purposes in accordance with US GAAP.  For a discussion of valuation assumptions, see Note 17 to the financial statements contained in this Annual Report of Form 10-K.

(2) Mr. Marcus resigned on August 25, 2008 as Chief Executive Officer of the Company.  Compensation of $296,615 has been excluded from this table as it was paid to Mr. Marcus under the terms of his consulting agreement entered into August 25, 2008.

(3) All other compensation for Mr. Marcus consists of car allowance and life insurance premiums. Life insurance premiums were $0 and $17,858 for 2009 and 2008, respectively.

(4)  Not included herein is compensation of $90,173 paid to Mr. Crisafi under the terms of his consulting agreement entered into on August 25, 2008.  In addition, stock award compensation of $145,000 paid to Mr. Crisafi has been exlcuded from the stock awards section of the above table as the compensation was in respect to his separation agreement entered into on August 25, 2008.

(5) Not included herein is compensation of $61,538 paid to Mr. Katzman under the terms of his consulting agreement entered into on August 25, 2008.

Narrative Disclosure to Summary Compensation Table

Current Executive Officers

Jay Shafer, Chief Executive Officer

Mr. Shafer serves as the Company’s Chief Executive Officer.  Effective December 17, 2008, Mr. Shafer resigned as President of the Company.  Pursuant to an employment agreement which expired January 15, 2010, Mr. Shafer receives a salary of $360,000 per annum, increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Orlando, Florida metropolitan area. A special bonus in the amount equal to 1% percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 dollars of such profits; plus an additional sum equal to 2% of the Company’s pre-tax profits for all sums over $1,000,000 dollars.  Mr. Shafer received $416,592 in base compensation for the year ended December 31, 2009.

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

Guy Norberg, President

Mr. Norberg currently serves as the Company’s President Pursuant to an employment agreement which expired January 15, 2010.  Mr. Norberg receives a salary of $30,000 per month, increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Orlando, Florida metropolitan area.  A special bonus in the amount equal to 1% percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 dollars of such profits; plus an additional sum equal to 2% of the Company’s pre-tax profits for all sums over $1,000,000 dollars.  Mr. Norberg received $432,906 in base compensation for the year ended December 31, 2009.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth, for each named executive officer, information regarding unexercised warrants as of the end of our fiscal year ended December 31, 2009.  None of the named executive officers own stock that has not vested nor has any non-vested outstanding equity incentive plan awards.

Name	Number of Securities or Underlying Unexercised Options (#) Exercisable (1)	Number of Securities or Underlying Unexercised Options (#) unexercisable (2)	Option Exercise Price ($)	Option Expiration Date

Jay Shafer	1,000,000	-	0.30	3/26/2012
Chief Executive Officer	3,500,000	-	0.50	12/6/2012

Guy Norberg	1,000,000	-	0.30	3/26/2012
President	3,500,000	-	0.50	12/6/2012

Scott Smith	500,000	500,000	0.38	6/13/2013
Chief Operating Officer &
Interim Chief Financial Officer

Jason Post	-	-	-	-
Principal Accounting Officer &
Secretary of the Board of Directors

Clark Marcus	1,000,000	-	0.16	5/27/2010
Former Chief Executive Officer

Giuseppe Crisafi	250,000	-	0.30	3/26/2012
Former Chief Financial Officer	4,965,000	-	0.50	12/6/2012

Jerry Katzman MD	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 18, 2009 regarding the beneficial ownership of our common stock held by each of our named executive officers and directors, individually and as a group, and by each person who beneficially owns in excess of five percent of our common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days (such as warrants and stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.  The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

	Amount and Nature Of Beneficial Ownership (2)	Amount and Nature Of Beneficial Ownership (2)	Percentage of Common Stock Beneficially Owned (3)	Percentage of Common Stock Beneficially Owned (3)
Name (1)	Class A Common Stock	Class B Common Stock	As a % of All Class A	As a % of All Class B

Executive Officers and Directors:
Jay Shafer (4)	6,250,000	-	0.58%	0.00%
Guy Norberg (4)	6,250,000	-	0.58%	0.00%
Scott Smith (5)	530,000	-	0.05%	0.00%
Keith Hughes (6)	-	-	0.00%	0.00%
Shadron Stastney (6)	-	-	0.00%	0.00%
Jason Post	45,000	-	0.00%	0.00%
All officers and directors as a group (6 persons) (7)	13,075,000	-	1.20%	0.00%

Other Beneficial Owners:
Vicis Capital Master Fund (8)	1,307,566,950	-	87.47%

(1) Unless otherwise indicated, the address for each individual listed in this column is c/o The Amacore Group, Inc., Maitland Promenade 1, 485 North Keller Road, Suite 450, Maitland, Florida 32751.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable.  For purposes of this table, a person or group of persons is deemed to beneficially own any shares that such person has the right to acquire within sixty (60) days after January 4, 2010.

(3) Calculated as a percentage of the total number of shares of Class A and Class B common stock issued and outstanding without respect to voting power. The total number of shares of Class A common stock outstanding for purposes of calculating percentage ownership of a person includes the number of shares of Class A common stock beneficially owned by such person.  As of January 4, 2010, we had 1,047,725,428 and 200,000 shares of Class A and Class B common stock outstanding.

(4) Mr. Shafer's and Mr. Norberg's beneficial ownership includes 4,500,000 shares of Class A common stock underlying warrants which are presently exercisable.

(5) Mr. Smith's beneficial ownership includes 500,000 shares of Class A common stock underlying warrants which are presently exercisable.

(6) Mr. Hughess and Mr. Stastney are Directors of the Company and hold no benefical interest in the Company

(7) To the best of the Company's knowledge, the ownership amounts reflect accurately the named officers' and beneficial owners' current holdings as of the date of this analysis.

(8) Vicis' beneficial ownership includes 416,250,000 shares of Class A common stock underlying warrants which are presently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than the transactions described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

	Any of our directors or executive officers;
	Any person proposed as a nominee for election as a director;
	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of any class of voting securities;
	Any of our promoters;
	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Pursuant to the acquisition agreement between the Company and JRM, the Company assumed approximately $287 thousand of liabilities of which approximately $160 thousand and $69 thousand represent personal credit card balances used for business purposes and business credit lines, respectively.  The Company will continue to pay the monthly required payments for eighteen (18) months and will continue to do so if the eighteen (18) month minimum sales target is met. The liabilities are personally guaranteed by both James Reed and James Mignogna (who are both Senior Vice Presidents of the JRM Division) and are recorded within the Company’s notes and loans payable category of the balance sheet.  As of December 31, 2009, the outstanding balance of said liabilities was approximately $185 thousand.

During the years ended December 31, 2009 and 2008, LifeGuard marketed a membership product which it licensed from DirectMed, a company 33% owned by an employee and former majority stockholder of LifeGuard. LifeGuard paid DirectMed a branding fee based on the number of memberships sold. For the years ended December 31, 2009 and 2008, the branding fee paid to DirectMed was approximately $110 thousand and approximately $492 thousand, respectively.  In addition, LifeGuard owes DirectMed approximately $485 and approximately $524 thousand at December 31, 2009 and 2008, respectively, for unpaid branding fees.

Director Independence

We are currently traded on the OTCBB. The OTCBB does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services performed by our principal accountants, McGladrey & Pullen, LLP for the audit of our annual financial statements and review of financial statements included in our quarterly reports for our fiscal years ended December 31, 2009 and 2008, respectively, and fees billed for other services rendered by McGladrey & Pullen, LLP during such years.

	December 31, 2009	December 31, 2008
Audit fees	448,029	167,016
Tax fees	35,950	27,838
Other	-	718,971
	483,979	913,825

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

1.03
Termination of a material definitive agreement, dated February 16, 2010 (incorporated by reference to Exhibit 1.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010).

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

5.02
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

10.1
Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

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

Dated: March 31, 2010	/s/ Jay Shafer
Jay Shafer
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 31st day of March, 2010 in the capacities indicated.

/s/ Jay Shafer
Jay Shafer
Chief Executive Officer and
Director

/s/ Guy Norberg
Guy Norberg
President and Director

/s/  Scott Smith
Scott Smith
Chief Operating Officer,
Interim Chief Financial Officer

/s/  Jason Post
Jason Post
Principal Accounting Officer

Shad Stastney
Director

/s/  Keith Hughes
Keith Hughes
Director

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

1.03
Termination of a material definitive agreement, dated February 16, 2010 (incorporated by reference to Exhibit 1.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010).

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

5.02
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

5.03
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2010)

10.1
Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).

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