Form 10-Q
period 2010-03-31
AMACORE GROUP, INC.
filed 2010-05-17
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 17, 2010:
 1,047,725,428 shares of Class A common stock, par value $0.001 and 200,000 shares of Class B common stock, par value $0.001

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE AMACORE GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash	$1,946,891	$3,322,127
Marketable securities (at fair value)	240,000	240,000
Accounts receivable (net of allowance for doubtful accounts of $100,000 for 2010 and 2009)	596,750	691,681
Deferred expenses	1,700,127	2,756,733
Deposits and other current assets	179,282	172,353
Total current assets	4,663,050	7,182,894

Property, plant and equipment (net of accumulated depreciation of $992,265 and $892,619 for 2010 and 2009, respectively)	921,934	1,005,601

Deferred customer acquisition costs	25,595	66,072
Other intangible assets	2,341,242	2,407,939
Deposits and other assets	1,383,293	1,383,293
Total assets	$9,335,114	$12,045,799

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,975,121	$2,318,537
Accounts payable - related party	497,604	485,013
Loans and notes payable - current	729,515	672,765
Notes payable - related parties	318,265	353,265
Accrued expenses and other liabilities	1,367,944	1,038,812
Deferred compensation - related party	141,709	91,546
Deferred acquisition payments	631,250	581,250
Deferred revenue	2,207,766	2,847,957
Total current liabilities	7,869,174	8,389,145

Capital lease obligation	191,908	209,695
Deferred acquisition payments	200,000	250,000
Deferred compensation - related party	199,496	223,827
Loans and notes payable	79,885	158,126
Loans and notes payable - related party	1,518,275	1,458,648
Accrued dividends	3,809,107	3,119,604
Fair value of share conversion feature	551,855	577,949
Fair value of warrants	6,441,772	8,042,489
Total liabilities	20,861,472	22,429,483

Redeemable preferred stock - Zurvita Holdings, Inc.	2,848,747	2,280,162

Stockholders' Deficit
The Amacore Group, Inc.
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series G mandatorily convertible preferred stock; 1,200 shares authorized; 1,200 shares issued and outstanding.	1	1
Series H mandatorily convertible preferred stock; 400 shares authorized; 400 shares issued and outstanding.	-	-
Series I mandatorily convertible preferred stock; 10,000 shares authorized; 1,650 shares issued and outstanding.	1	1
Series L mandatorily convertible preferred stock; 1,050 shares authorized; 1,050 shares issued and outstanding.	1	1
Series A mandatorily convertible preferred stock; 1,500 shares authorized; 155 shares issued and outstanding.	-	-
Common Stock A, $.001 par value, 1,360,000,000 shares authorized; 1,047,725,428 shares issued and outstanding.	1,047,725	1,047,725
Common Stock B, $.001 par value, 120,000,000 shares authorized; 200,000 shares issued and outstanding.	200	200
Additional paid-in capital	129,931,986	129,611,376
Accumulated deficit	(142,348,356)	(140,777,381)
Total Amacore Group, Inc. stockholders' deficit	(11,368,442)	(10,118,077)

Deficit related to noncontrolling interest in Zurvita Holdings, Inc.	(3,006,663)	(2,545,769)

Total stockholders' deficit	(14,375,105)	(12,663,846)

Total liabilities and stockholders' deficit	$9,335,114	$12,045,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009
REVENUES
Administrative websites	$514,447	$201,974
Advertising sales	304,490	-
Commissions	655,459	413,963
Marketing fees and materials	638,601	534,083
Membership fees	4,208,065	6,286,505
Total revenues	6,321,062	7,436,525

COST OF SALES
Benefit and service cost	1,348,733	1,097,991
Sales commissions	2,646,158	3,573,199
Total cost of sales	3,994,891	4,671,190

GROSS PROFIT	2,326,171	2,765,335

OPERATING EXPENSES
Amortization	66,697	341,591
Depreciation	99,646	109,372
Office related expenses	708,665	706,747
Payroll and employee benefits	2,235,365	2,307,229
Professional fees and legal settlements	777,120	2,030,819
Selling and marketing	1,488,753	1,829,928
Travel	99,687	138,937
Total operating expenses	5,475,933	7,464,623

Loss from operations before other income (expense)	(3,149,762)	(4,699,288)

OTHER INCOME (EXPENSE)
Gain on change in fair value of warrants	1,968,745	6,618,795
Gain on change in fair value of share conversion feature	26,094	-
Interest expense	(179,878)	(80,486)
Interest income	1,578	3,001
Other	(25,681)	14,400
Total other income, net	1,790,858	6,555,710

Net (loss) income before income taxes	(1,358,904)	1,856,422

Income taxes	-	-

Net (loss ) income	(1,358,904)	1,856,422
Less: Net loss attributed to non-controlling interest in Zurvita Holdings, Inc.	432,929	-
Net (loss) income attributed to The Amacore Group, Inc.	(925,975)	1,856,422

Preferred stock dividend	(645,000)	(448,167)

Net (loss) income attributed to The Amacore Group, Inc. available to common stockholders	$(1,570,975)	$1,408,255

Basic (loss) earnings per share	$(0.00)	$0.00

Basic weighted average number of common shares outstanding	1,047,925,428	1,013,456,275

Diluted (loss) earnings per share	$(0.00)	$0.00

Diluted weighted average number of common shares outstanding	1,047,925,428	1,352,104,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,358,904)	$1,856,422
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred marketing agreement	164,350	-
Amortization of notes payable discount	42,960	-
Amortization of intangible assets	66,697	341,591
Depreciation	99,646	109,372
Gain on change in fair value of warrants	(1,968,745)	(6,618,795)
Gain on change in fair value of share conversion liability	(26,094)	-
Share-based compensation	228,932	80,227
Changes in operating assets and liabilities
Decrease in accounts receivable	94,931	8,127
Decrease in deferred expenses	892,256	95,157
(Increase) decrease in deposits and other current assets	(6,929)	260,520
Decrease in deferred customer acquisition costs	40,477	37,561
Increase in deposits and other assets	-	(18,021)
Increase (decrease) in accounts payable and accrued expenses	73,804	(849,864)
Increase (decrease) in deferred compensation - related party	25,832	(19,970)
Decrease in deferred revenue	(640,191)	(160,532)
Net cash used in operating activities	(2,270,978)	(4,878,205)

Cash flows from investing activities:
Purchase of property and equipment	(15,979)	(182,557)
Net cash used in investing activities	(15,979)	(182,557)

Cash flows from financing activities:
Deferred acquisition payments	-	(117,274)
Net payments on credit card borrowing	(7,335)	36,044
Principal payments on capital lease obligations	(22,558)	(27,194)
Principal payments made on notes payable	(58,386)	(14,500)
Proceeds from exercise of Amacore Group, Inc. common stock warrants	-	1,000
Proceeds from sale of Amacore Group, Inc. preferred stock and warrants	-	8,000,000
Proceeds from sale of Zurvita Holdings, Inc. preferred stock and warrants	1,000,000	-
Net cash provided by financing activities	911,721	7,878,076
(Decrease) increase in cash	(1,375,236)	2,817,314

Beginning cash	3,322,127	238,437

Ending cash	$1,946,891	$3,055,751

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$10,766	$29,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2010

	Preferred Stock							Common Stock				Non-controlling Interest in Zurvita
	Series	Series	Series	Series	Series	Series	Series			Paid-In	Accumulated	Holdings,
	A	G	H	I	J	K	L	Class A	Class B	Capital	Deficit	Inc.	Total
December 31, 2009	$0.16	$1.20	$0.40	$1.65	$-	$-	$1.05	$1,047,725	$200	$129,611,376	$(140,777,381)	$(2,545,769)	$(12,663,846)

Share based compensation										161,724		67,208	228,932

Reclass liability warrants to equity										41,579		22,134	63,713

Partial disposition of ownership of Zurvita Holdings, Inc.										117,307		(117,307)	-

Net loss attributable to
noncontrolling interest												(432,929)	(432,929)

Net loss available to
common stockholders											(1,570,975)		(1,570,975)

March 31, 2010	$0.16	$1.20	$0.40	$1.65	$-	$-	$1.05	$1,047,725	$200	$129,931,986	$(142,348,356)	$(3,006,663)	$(14,375,105)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE AMACORE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

●
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

●
U.S. Health Benefits Group Division – This is an inbound lead generation telemarketing operation primarily marketing major and limited medical benefit plans.  The Company operates this division through US Health Benefits Group, Inc., US Healthcare Plans, Inc. and On the Phone, Inc., each a wholly owned subsidiary of the Company  (collectively, “USHBG”).

●
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

●
JRM Benefits Consultants Division – This division historically marketed various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups.  Effective March 1, 2010, the Company halted call ceneter operations of JRM.  The Senior Vice Presidents of JRM will focus on recruiting agents and other direct response marketers to sell the products of other reporting units.  The Company operates this division through JRM Benefits Consultants, LLC, a wholly owned subsidiary of the Company (“JRM”).

●
Corporate and Other Division – This division provides management and financial support to the Company’s various divisions and is responsible for corporate governance and compliance. The division primarily operates as a cost center and recognizes limited revenue from strategic marketing initiatives with respect to sale of healthcare membership benefit plans.  The Company operates this division through The Amacore Group, Inc. and its wholly owned subsidiary Amacore Direct Marketing, Inc.  Other legal entities such as LBI Inc. and LBS Acquisition Corp. which do not have any activity are included within the other division segments.  These entities were originally created for strategic transaction purposes.

Management’s Assessment of Liquidity

At March 31, 2010, the Company had negative working capital of approximately $3.2 million, an accumulated deficit of approximately $142.3 million and negative cash flows from operating activities of approximately $2.3 million.  For the three months ended March 31, 2010, the Company had a loss from operations of approximately $3.1 million.  The financial statements do not reflect any adjustments that would be necessary under the assumption that the Company would not continue as a going concern.

The Company believes that existing cash resources, together with projected revenue and the expected continued support of its majority stockholder, will be sufficient to sustain current planned operations for the next 12 months. During 2010, Zurvita has raised $1 million in equity funding from its preferred stock shareholder. Additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). They include the accounts of Amacore and its wholly-owned subsidiaries, Amacore Direct Marketing Inc., JRM, LBI, LifeGuard, USHBG, and Zurvita.

The Company owns approximately 65.26 percent of the outstanding common stock of Zurvita which represents approximately 38.4 percent of the voting rights of total outstanding equity securities.  Management has determined Zurvita to be a variable interest entity and Amacore to be the primary beneficiary; therefore, the accounts of Zurvita are included in the accompanying consolidated financial statements.  See Note 9 –Non-Controlling Interest for more information.

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

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $872 thousand and $816 thousand for the three months ended March 31, 2010 and 2009, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $150 thousand and $166 thousand at March 31, 2010 and December 31, 2009, respectively, and were included in accrued expenses and other liabilities in the accompanying balance sheets.

Selling and Marketing Costs

The Company classifies merchant account fees, fulfillment costs and lead costs not identifiable with specific product sales within selling and marketing costs within the Statement of Operations.

Concentration of Credit Risk

For the three months ended March 31, 2010, revenue generated by LifeGuard represented approximately 61% of total consolidated revenue.  Revenue from Direct Medical Network Solutions, Inc. (“DirectMed”), a company 33% owned by a former majority shareholder of LifeGuard, accounted for 27% of LifeGuard’s revenue and 16% of consolidated revenue.  LifeGuard’s products are dependent upon strategic relationships with insurance companies; accordingly, a change in these strategic relationships, contractual or otherwise, could negatively impact the Company’s business.  As of February 26, 2010, LifeGuard and USHBG are no longer providing marketing or servicing to DirectMed due to contract terminations.

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

Marketable Securities

The Company’s marketable securities consist of non-registered common stock. The Company has classified these securities as an available-for-sale security due to the six month holding requirement imposed by the Securities Exchange Commission on non-exempt security purchases.  The Company, however, has elected to fair value these securities on a recurring basis and has accounted for these securities as trading securities in accordance with U.S. GAAP.  The Company’s election was made due to its short term investment outlook on these securities.  Accordingly, these investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gains and losses) included in the Statement of Operations.  There were no gains or losses for the three months ended March 31, 2010 or 2009, respectively.  Marketable securities are classified as current assets as they are available to meet the current operating needs of the Company.

Deferred Customer Acquisition Costs

Customer acquisition costs relate to contractual arrangements with certain marketing companies primarily for the sale of LifeGuard membership products. Payments are made as leads are provided and are amortized to cost of sales over a term relevant to the expected life of the membership.  The majority of these costs are amortized on an accelerated basis over a period less than twelve months, in proportion to recognition of the related revenue.  At March 31, 2010 and December 31, 2009, unamortized customer acquisition costs of $389 thousand and $533 thousand, respectively, are included in deferred expenses and $26 thousand and $66 thousand, respectively, are included in deferred customer acquisition costs in the accompanying consolidated balance sheets.  Amounts paid for leads that do not result in a sale are expensed immediately as a selling and marketing expense.

There were no customer acquisition costs for the three months period ended March 31, 2010 and 2009, respectively, included in selling and marketing in the accompanying consolidated statements of operations.

Other Intangible Assets

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

Software	3 years
Tradenames	16 months

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

Earnings Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method for warrants and the if converted method for convertible preferred stock and convertible debt. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic earnings (loss) per share when the issuance of the shares is no longer contingent and in the computation of diluted earnings (loss) per share based on the number of shares issuable as if the end of the reporting period were the end of the contingency period.  Weighted average shares outstanding include both Class A and Class B common stock.  There is no difference between the dividend rights and earnings allocation of Class A and Class B common stock.  For the three months ended March 31, 2010, securities that could potentially dilute earnings per share in the future were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

Reclassifications

Certain amounts within the marketing fees and materials category on the Statement of Operations for the prior period have been reclassified to administrative websites to conform to the current period presentation.  These reclassifications had no impact on the previously reported net income or stockholders' deficit.

Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued.

Adoption of New Accounting Pronouncements

Effective January 1, 2010, the Company adopted new guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a qualified special purpose entity (“QSPE”), eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The new consolidation guidance changes the definition of the primary beneficiary as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered to be the primary beneficiary of the VIE. The guidance also changes when reassessment is needed and requires enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements. The adoption of this guidance had no impact on the Company’s financial position or results of operations.

NOTE 3 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the three months ended March 31, 2010 and March 31, 2009.

	March 31, 2010	March 31, 2009

Interest converted to principal	30,667	-

Payments of accounts payable with common stock	-	592,721

Preferred stock dividends	645,000	448,167

Property and equipment acquired under capital lease obligations	-	282,574

Reclassification of warrants from liability to equity	63,713	-

NOTE 4 - DEFERRED EXPENSES

Deferred expenses consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Agent advances	$892,184	$1,269,881
Commissions	51,285	121,462
Conference fees	-	125,000
Customer acquisition costs	388,687	533,481
Marketing cost	219,133	383,483
Prepaid expenses	148,838	323,426
Total	$1,700,127	$2,756,733

The marketing cost shown in the preceding table relates to an Advertising and Marketing Agreement whereby Zurvita issued 15.2 million shares of its common stock in exchange for certain marketing services.  The marketing cost was capitalized at the estimated fair market value of the Zurvita stock issued and amortized over the life of the agreement, which has a one-year contract term.  See Note 5 – Assets and Liabilities Measured at Fair Value for further information on the Company’s determination of fair value of the stock issued.  Approximately $164 thousand and $0 of amortization was recognized during the three months ended March 31, 2010, and 2009, respectively, and is included in selling and marketing in the accompanying consolidated statements of operations.

NOTE 5– ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Assets and liabilities measured at estimated fair value in the condensed consolidated financial statements on a recurring basis include certain marketable securities, redeemable and other non-compensatory warrants and a conversion feature associated with a promissory note.  The fair value of the marketable securities was determined by using the share price as quoted by OTC Bulletin Board® (OTCBB).  The fair value of the conversion feature and the warrants was determined by an independent valuation specialist using the Black-Scholes Option Pricing Model.  See Note 10 – Stock Warrants for specifics on the inputs used in determining the fair value.

Assets and liabilities measured at estimated fair value on a recurring basis and their corresponding level within the fair value hierarchy is summarized as follows:

March 31, 2010
Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$240,000	$-	$240,000
Total assets	$240,000	$-	$240,000

Share conversion feature	$-	$551,855	$551,855
Warrants	$-	$6,441,772	$6,441,772
Total liabilities	$-	$6,993,627	$6,993,627

December 31, 2009
Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$240,000	$-	$240,000
Total assets	$240,000	$-	$240,000

Share conversion feature	$-	$577,949	$577,949
Warrants	-	$8,042,489	$8,042,489
Total liabilities	$-	$8,620,438	$8,620,438

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 2 – Basis of Presentation and Significant Accounting Policies, based upon the priority of inputs to respective valuation techniques.   Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include:  (1) warrant instruments which contain redemption provisions which under certain circumstances may require cash settlement or were determined, based on their settlement provisions, not to be indexed to the Company’s stock and (2) a conversion feature embedded in a promissory note.  The valuation methodologies use a combination of observable and unobservable inputs in calculating fair value.

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Three Months Ended March 31, 2010
Share conversion feature	$577,949	$-	$-	$(26,094)	$551,855
Warrants	$8,042,489	$(63,713)	$431,741	$(1,968,745)	$6,441,772

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Year Ended December 31, 2009
Share conversion feature	$-	$-	$593,426	$(15,477)	$577,949
Warrants	$13,315,364	$-	$8,009,483	$(13,282,358)	$8,042,489

For the three months ended March 31, 2010, a total unrealized gain of approximately $26.1 thousand is included in the Statement of Operations caption “Gain on change in fair value of share conversion feature”.  No share conversion feature existed at March 31, 2009.

For the three months ended March 31, 2010, a total unrealized gain of approximately $2.0 million is included in the Statement of Operations caption “Gain on change in fair value of warrants”. For the three months ended March 31, 2009, total unrealized gain of approximately $6.6 million is included in Statement of Operations caption “Gain on change in fair value of warrants”.

Fair value of Financial Instruments

The fair values of accounts receivable and accounts payable approximate the carrying values due to the short term nature of these instruments.  The fair values of the notes payable approximate their carrying amounts as interest rates on these obligations are representative of estimated market rates available to the Company on similar instruments.

NOTE 6—REDEEMABLE PREFERRED STOCK

On January 29, 2010, Zurvita issued 1 million shares of Series C Convertible Preferred Stock (the “Convertible Preferred Stock”) for proceeds of $1 million which are convertible at a conversion price of $0.25 into 4 million shares of Zurvita common stock.  The stated value of each issued share of Convertible Preferred Stock is $1.00.  Zurvita had no redeemable preferred stock issued and outstanding as of March 31, 2009.

Events that may result in the redemption for cash of preferred stock, and that are not within a company’s control, require the preferred stock to be classified outside of stockholders’ deficit (in the mezzanine section).  Zurvita’s Convertible Preferred Stock contains redemption for cash provisions with respect to change of control, bankruptcy and adverse judicial judgment. All the aforementioned events are presumed not to be within Zurvita’s control. Accordingly, these instruments are recorded within the Redeemable Preferred Stock caption of the balance sheet, which is outside of stockholders’ equity.  Management estimates the probability of the events to be remote due to the Company’s financial condition and the affiliation of stockholders that represent a majority of the outstanding common and preferred stock.  Therefore, the carrying value of the preferred stock has not been increased to the full redemption value. The reason the carrying value is not equal to the total proceeds received is due to the allocation of proceeds to certain warrants issued in connection with the preferred stock.

The following table summarizes for each redeemable preferred stock issuance the value allocated to the warrants and preferred stock:

		Total	Value	Preferred Stock
Preferred Stock	Date of	Proceeds	Allocated to	Carrying
Issuance	Issuance	Received	Warrants	Amount
Series A	July 30, 2009	$1,750,000	$539,000	$1,211,000
Series B	October 6, 2009	$2,000,000	$930,838	$1,069,162
Series C	January 29, 2010	$1,000,000	$431,415	$568,585

NOTE 7—PREFERRED STOCK

The Company is authorized to issue 20 million shares of preferred stock.

Series G, H, I and L Preferred Stock are entitled to receive dividends payable on the stated value of the preferred stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter.  Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds legally available for the payment of dividends.  Dividends are payable in cash or Class A common stock, at the option of the holder.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  At March 31, 2010 and December 31, 2009, accrued and unpaid dividends related to the preferred stock are approximately $3.8 million and $3.1 million thousand, respectively.  The Company’s Series A Preferred Stock does not accrue dividends.

Each Series G, H, I, and L Preferred Stock is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of Class A common stock or securities convertible into or exercisable for Class A common stock at a price per share or conversion price less than the then applicable series conversion price.  In the event of certain corporate changes, including any consolidation or merger in which the Company is not the surviving entity, sale or transfer of all or substantially all of the Company’s assets, certain share exchanges and certain distributions of property or assets to the holders of Class A common stock, the holders of the applicable series Preferred Stock have the right to receive upon conversion, in lieu of shares of Class A common stock otherwise issuable, such securities and/or other property as would have been issued or payable as a result of such corporate change with respect to or in exchange for the Class A common stock issuable upon conversion of the applicable series Preferred Stock.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, and before any junior security of the Company, the holders of preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the stated value of the holder’s respective preferred stock series plus the aggregate amount of accumulated but unpaid dividends on each share of preferred stock.  If, upon a liquidation event, the assets of the Company are insufficient to permit payment in full to such holders of the aggregate amount that they are entitled to be paid by their respective terms, then the entire assets, or proceeds thereof, available to be distributed to the Company’s stockholders shall be distributed to the holders of the preferred stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.  The liquidation value of Series A, G, H, I, and L as of March 31, 2010 were approximately $155 thousand, $13.7 million, $4.5 million, $17.8 million and $10.9 million, respectively.

The table below sets forth the preferred stock outstanding as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
Series A	155	155
Series G	1,200	1,200
Series H	400	400
Series I	1,650	1,650
Series L	1,050	1,050
	4,455	4,455

Series A Preferred Stock

As of March 31, 2010, 155 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were outstanding. There were no issuances of Series A Preferred Stock during the three months ended March 31, 2010.  Each share of Series A Preferred Stock is convertible into 2,000 shares of Class A common stock, subject to adjustment for stock dividend, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or certain other corporate events.  As of March 31, 2010, the outstanding shares of Series A Preferred Stock were convertible into 310,000 shares of Class A common stock.

Series G Preferred Stock

As of March 31, 2010, each share of Series G Convertible Preferred Stock (“Series G Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series G Conversion Price”).  If on July 15, 2011, any share of Series G Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series G Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series G Preferred Stock into Class A common stock at the then applicable Series G Conversion Price.

No shares of Series G Preferred Stock were issued during the three month period ended March 31, 2010.

As of March 31, 2010, 1,200 shares of Series G Preferred Stock were outstanding and convertible into 436,363,636 Class A common shares.

Series H Preferred Stock

As of March 31, 2010, each share of Series H Convertible Preferred Stock (“Series H Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series H Conversion Price”).   If on July 15, 2011, any share of Series H Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series H Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series H Preferred Stock into Class A common stock at the then applicable Series H Conversion Price.

No shares of Series H Preferred Stock were issued during the three month period ended March 31, 2010.

As of March 31, 2010, 400 shares of Series H Preferred Stock were outstanding and convertible into 145,454,545 Class A common shares.

Series I Preferred Stock

As of March 31, 2010 each share of Series I Convertible Preferred Stock (“Series I Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series I Conversion Price”).  If on July 15, 2011 any share of Series I Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series I Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series I Preferred Stock into Class A common stock at the then applicable Series I Conversion Price.

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

No shares of Series I Preferred Stock were issued during the three month period ended March 31, 2010.

As of March 31, 2010, 1,650 shares Series I Preferred Stock were outstanding and convertible into 600,000,000 Class A common shares.

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

No shares of Series L Preferred Stock were issued during the three month period ended March 31, 2010.

As of March 31, 2010, 1,050 shares Series L Preferred Stock were outstanding and convertible into 1,050,000,000 Class A common shares.

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

NOTE 9 – NON-CONTROLLING INTEREST

On July 30, 2009 (the “Closing Date”), Red Sun Mining Inc. (“Red Sun”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Zurvita and Amacore, pursuant to which, among other things, Amacore contributed all of their securities of Zurvita to Red Sun in exchange for Red Sun’s issuance to them of 37.2 million shares of common stock of Red Sun (the “Share Exchange”). Prior to the consummation of the Share Exchange Agreement, Zurvita was a wholly-owned subsidiary of Amacore, and Red Sun was a public shell company.

Concurrent with the closing of the Share Exchange, Zurvita entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor and closed a private placement offering pursuant to which it raised gross proceeds of $1.75 million and, among other things, issued and sold convertible preferred stock convertible into shares of Zurvita’s common stock at a conversion price of $0.0625.

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

Subsequent to the Share Exchange, management determined Zurvita to be a variable interest entity due to affiliated parties participating in the design of the entity and insufficient equity investment at risk to permit Zurvita to finance its activities without requiring additional subordinated financial support.  Management also determined Amacore to be the primary beneficiary and has included the accounts of Zurvita within its consolidated financial statements.  Significant factors that led to this determination were: (i) Amacore’s power to direct the activities of Zurvita that most significantly impacts Zurvita’s economic performance and (ii) the obligation of Amacore to absorb losses of Zurvita that could potentially be significant to Zurvita or the right to receive benefits from Zurvita that could potentially be significant to Zurvita.  Additionally, since Amacore owns 65.26% of Zurvita and is a majority stockholder, Amacore has determined it has implicit financial responsibility to ensure Zurvita operates as designed when determining whether it has the power to direct the activities of Zurvita that most significantly impacts the entity’s economic performance.

During the three months ended March 31, 2010, Amacore’s ownership interest changed from 66% to 65.26% as a result of the issuance of 353 thousand Zurvita common shares for consulting services, deferring certain contractual payments, and exercised options.  Amacore’s voting rights changed from 44 percent to 38.4 percent as a result of these common share issuances and the additional 3 million preferred shares issued subsequent to the Share Exchange. The schedule below shows the effects of this change on Amacore’s equity.

Net Loss Attributable to The Amacore Group, Inc. and
Transfers to the Noncontrolling Interest
For the Three Months Ended March 31, 2010

Net loss attributable to The Amacore Group, Inc.	$(1,570,975)
Increase in additional paid in capital from share issuances	161,724
Increase in additional paid in capital from reclass from liability warrants to equity	41,579
Increase in additional paid in capital from disposition of ownership	117,307
Change from net loss attributable to The Amacore Group, Inc.
and transfers to noncontrolling interest	$(1,250,365)

As of March 31, 2010, the consolidated assets and liabilities of Zurvita are included in the consolidated balance sheet of the Company and are disclosed as follows:

March 31, 2010
ASSETS
Current assets
Cash	$736,727
Marketable securities (at fair value)	240,000
Accounts receivable	140,821
Deferred expenses	1,110,781
Total current assets	2,228,329

Property, plant and equipment (net of accumulated depreciation of $54,886)	95,450

Deposits and other assets	147,549
Other intangible assets - marketing agreement	2,000,000
Total Assets	$4,471,328

LIABILITIES
Current liabilities
Accounts payable	$355,822
Loans and notes payable - current	361,424
Accrued expenses and other liabilities	282,408
Deferred revenue	1,201,997
Total current liabilities	2,201,651

Fair value of warrants	5,940,779
Fair value of share conversion feature	551,855
Loans and notes payable - long term	1,598,160
Total liabilities	$10,292,445

There are no restrictions as to the use of Zurvita’s assets as of March 31, 2010.

Note 10 – STOCK WARRANTS

Amacore

Employee Stock Incentive Plan

The Company’s Stock Incentive Plan (the “Plan”) is administered by the Board of Directors or a committee thereof and provides for options to purchase 750,000 shares of Class A common stock to be granted under the Plan to employees, officers, directors, independent contractors and consultants to the Company.  The Plan authorizes the issuance of incentive stock options (“ISOs”), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQSOs”) and stock appreciation rights (“SARs”).  Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding Class A common stock of the Company or a subsidiary of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the Class A common stock at the time of grant. Generally, options shall vest at 20%, per year, and shall be outstanding for ten years. As of March 31, 2010 and December 31, 2009, no options have been granted under the Plan.

Warrants

During the three months ended March 31, 2010, the Company issued no warrants to purchase shares of Class A common stock.  At March 31, 2010, there were outstanding warrants to purchase approximately 438.3 million and 8.0 million shares of Class A and Class B common stock, respectively, exercisable at varying prices through 2014.

The following table summarizes the status of all warrants outstanding and exercisable at March 31, 2010:

Class A
Outstanding Warrants				Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Warrants	Weighted Average Exercise Price
$0.01 to $0.49	429,643,217	$0.37	3.69	428,830,717	$0.37
$0.50 to $0.99	7,850,000	$0.51	2.70	7,850,000	$0.51
$1.00 to $1.49	825,000	$1.10	2.21	575,000	$1.14
	438,318,217	$0.37	3.67	437,255,717	$0.37

Class B Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$0.01 to $0.49	1,500,000	$0.16	0.16
$0.50 to $0.99	6,465,000	$0.50	2.68
	7,965,000	$0.44	2.21

Equity Warrants

There were no vested or non-vested equity compensatory stock option or warrant issuances, exercises or expirations during the three months ended March 31, 2010.

As of March 31, 2010, there was approximately $137.5 thousand of total unrecognized compensation cost related to non-vested warrants that is expected to be recognized over a weighted-average period of 0.84 years.  There were no vested warrants exercised during the three month period ended March 31, 2010 or March 31, 2009 and therefore, no intrinsic value associated.  The total fair value of warrants vested during the three month period ended March 31, 2010 and 2009 was $0 thousand and $86 thousand, respectively. There were no warrants granted during the three month period ended March 31, 2010 or March 31, 2009.

Liability Warrants

Certain of these warrants are liability instruments issued in conjunction with preferred stock and convertible promissory notes.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control and due to non-standard anti-dilutive provisions.  At March 31, 2010, there were warrants to purchase 425.2 million shares of Class A common stock that were classified as liabilities.

The fair value of each option award classified as a liability on the balance sheet is estimated on the date of the grant using the Black-Scholes Option Pricing Model. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Assumptions used to determine the fair value of the stock options and warrants at March 31, 2010 and December 31, 2009 are as follows.

	March 31, 2010	December 31, 2009

Expected dividends	0%	0%
Expected volatility	134.8%	123.3%
Risk free interest rate	0.35% - 2.36%	0.53% - 2.62%
Expected life	3 - 5 years	3 - 5 years

There were no vested non-compensatory liability warrant issuances, exercises or expirations during the three months ended March 31, 2010.

A summary of the status of all of the Company's non-vested liability warrants as of March 31, 2010, and the changes during the three months ended March 31, 2010, is presented below.

	Class A Liability Warrants
	Three Months Ended,
	March 31, 2010
	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2009	625,000	$0.45
Granted	-	-
Vested	(312,500)	0.45
Exercised	-	-
Non-vested at March 31, 2010	312,500	$0.45

Stock Awards Issued

During the three months ended March 31, 2010 and 2009, zero and 19,757,377 shares of common stock were issued for various purposes, such as employment compensation and for goods and services, respectively.  The Company’s stock awards consist of Class A and Class B common stock.  The grant date fair value is based on the share price as of the award date.  For the three month periods ended March 31, 2010 and 2009 no share-based compensation was recognized within the Statement of Operations.

Stock-Based Compensation Expense

For the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	Three Months Ended
	March 31,
	2010	2009
Stock-based compensation:
Professional fees	$-	$-
Payroll and employee benefits	35,475	80,227
Total	$35,475	$80,227

Zurvita

During the three months ended March 31, 2010, Zurvita issued warrants to purchase Zurvita common stock.

The following table summarizes the status of all warrants outstanding and exercisable at March 31, 2010:

Outstanding Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	41,260,000	$0.12	6.36
$0.50 to $0.99	1,502,638	$0.52	1.55
	42,762,638	$0.13	6.19

Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	41,260,000	$0.12	6.36
$0.50 to $0.99	1,197,638	$0.06	0.41
	42,457,638	$0.13	6.19

Compensatory Equity Warrants

During the three months ended March 31, 2010, Zurvita issued compensatory equity warrants to purchase an aggregate of approximately 1.5 million shares of common stock.  There were approximately 2.2 million compensatory warrants outstanding as of March 31, 2010, all of which were classified as equity.

Assumptions used to determine the fair value of the compensatory warrants granted during and at the three months ended March 31, 2010 are as follows.  There were no compensatory warrants granted during the year ended December 31, 2009.

March 31, 2010

Expected dividends	0%
Expected volatility	65%
Risk free interest rate	0.21% - 2.47%
Expected life	6 months - 5 years

The following table summarizes the activity for compensatory warrants classified as equity for the three months ended March 31, 2010.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-	$-	-	$-
Reclass from liability to equity	700,000	$0.25	4.62
Issued	1,536,191	0.52	-	-
Exercised	(33,553)	0.50	-	-
Cancelled or expired	-	-	-	-
Outstanding at March 31, 2010	2,202,638	$0.43	2.53	$-
Exercisable at March 31, 2010	1,897,638	$0.42	2.15	$-

There were 33.5 thousand warrants exercised during the three months ended March 31, 2010 with an associated intrinsic value of approximately $8.4 thousand.  There were no warrants exercised during the three months ended March 31, 2009 and therefore no intrinsic value associated.  The total fair value of warrants vested during the three months ended March 31, 2010 was approximately $436.3 thousand.  The weighted average grant date fair value of warrants granted during the three months ended March 31, 2010 was $0.08.

A summary of the activity of Zurvita's non-vested compensatory equity warrants as of the March 31, 2010 and December 31, 2009.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2009	-	$-
Issued	1,536,191	0.02
Exercised	(33,553)	0.00
Vested	(1,197,638)	0.01
Non-vested at March 31, 2010	305,000	$0.07

Non-compensatory Liability Warrants

During the three months ended March 31, 2010, Zurvita issued in conjunction with preferred stock non-compensatory warrants to purchase an aggregate of approximately 4 million shares of common stock.  There were approximately 40.6 million non-compensatory warrants outstanding as of March 31, 2010, all of which were classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within Zurvita’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

The fair value of each option award classified as a liability on the balance sheet is estimated on the date of the grant using the Black-Scholes Option Pricing Model and the assumptions noted in the following table. The stock price used approximates the market price less a marketability discount of 30%.  Expected volatility was determined by independent valuation specialists. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Assumptions used to determine the fair value of the stock options and warrants granted during and at the three months ended March 31, 2010 and the year ended December 31, 2009 are as follows.

	March 31, 2010	December 31, 2009

Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	2.25% - 3.28%	1.56% - 3.36%
Expected life	7 years	7 years

A summary of the activity of Zurvita's non-compensatory warrants classified as liabilities on the balance sheet during the three months ended March 31, 2010 is presented below.

	Non-Compensatory Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2009	36,560,000	$0.10	6.59
Issued	4,000,000	0.25	6.83
Exercised	-	-	-
Cancelled or expired	-	-	-
Outstanding and exercisable at March 31, 2010	40,560,000	$0.12	6.39

A summary of the status of the Company's non-vested shares as of the three months ended March 31, 2010, and the changes during the three months ended March 31, 2010, is presented below.

	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	-	$-
Issued	4,000,000	0.11
Exercised	-	-
Vested	(4,000,000)	-
Non-vested at December 31, 2009	-	$-

Zurvita Stock Awards Issued

On July 30, 2009, Zurvita granted to an executive 7.2 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement and pursuant to Zurvita’s 2009 Incentive Stock Plan.  These shares will be issued in accordance with the vesting period or upon completion of certain performance measures.  Half of the 7.2 million shares, 3.6 million shares, vest on July 30, 2010 and the remaining 3.6 million shares vest on July 30, 2011.  The grant date fair value was $180 thousand. For the three months ended March 31, 2010, approximately $58.4 thousand of share-based compensation was recognized within the Statement of Operations.  For the three months ended March 31, 2009, no share-based compensation was recognized within the Statement of Operations.  Zurvita utilized an independent expert valuation specialist to determine the fair value of stock issued.  The common stock’s fair value was estimated to be $0.04325 per share at the time of issuance.

Stock-Based Compensation Expense

For the three months ended March 31, 2010 and 2009, Zurvita recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	For the Three Months Ended
	March 31,
	2010	2009
Stock-based compensation:
Professional fees	$28,343	$-
Payroll and employee benefits	58,415	30,457
Total	$86,758	$30,457

NOTE 11 - LEGAL PROCEEDINGS

Ty Bruggemann, Paul Johnson, Thomas Welch, Rocky Williams, Richard Burton, and Kim Fleischer v. The Amacore Group, Inc., Jay Shafer, Shad Stastney, Chris Phillips, Clark A. Marcus, Giuseppe Crisafi, Guy Norberg, Jerry Katzman, Vicis Capital, LLC, and John Doe 1-100; In the United States District Court, District of New Jersey; Case No. 2:09-cv-02776-JAG-MCA (the “New Jersey Litigation”). In September 2009, despite knowledge of the pending Florida Litigation, the above named plaintiffs initiated the New Jersey Litigation against Amacore and other named individuals and companies for allegations arising from the same transaction or occurrence giving rise to the Florida Litigation described below. Plaintiffs asserted claims against the defendants for fraud in the inducement, common law fraud, breach of fiduciary duties, breach of contract, unjust enrichment, breach of covenant of good faith and fair dealing, New Jersey consumer fraud statute, conversion, declaratory judgment, and sought to pierce the corporate veil, all arising from disputes between the parties regarding the Agreement of Plan and Merger between Amacore Group, Inc., LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. dated on or about October 12, 2007. Amacore and the individually named defendants who are or were officers or directors of Amacore responded by filing a motion to dismiss based upon jurisdictional and other grounds.  On December 16, 2009 the District Court of New Jersey granted Amacore’s motion to transfer the case to the District Court of the Middle District of Florida. In response to a motion to consolidate, the District Court of the Middle District of Florida designated this case as the surviving case.  Amacore and numerous individual defendants have pending motions to dismiss which have not yet been ruled upon.   Discovery has not yet begun in this matter.  Amacore has asserted its counterclaim in the below referenced matter to preserve its claims.  Amacore will vigorously defend against all of the allegations and will assert a counterclaim against Plaintiffs.

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

Caroline McDonald v. The Amacore Group, Inc., Superior Court of New Jersey, Union County, Case No. UNN-L-790-09; United States District Court, District of New Jersey, Case. No. 2:09-cv-01608-SDW-MCA; on March 10, 2009, Caroline McDonald, a former employee, filed a Civil Action alleging that Amacore had breached her Employment Agreement by wrongfully terminating her shortly after she commenced her employment in May, 2007.  Subsequently, the Court transferred the Civil Action to the District Court.  Liability in this matter is disputed.  Amacore filed a Motion to Dismiss based upon lack of personal, general, or specific jurisdiction as to Shafer, Katzman, Marcus and Amacore.  Amacore also argued the Court should enforce the agreement’s forum selection clause.  The Motion to Dismiss is currently pending and all Memoranda in Support are filed. A hearing is set on the pending Motions to Dismiss on May 14, 2010.  The parties await a determination on disputed jurisdictional issues. Discovery has not yet begun. Amacore will vigorously defend against all of the allegations and may assert a counterclaim against Plaintiff once the motions to dismiss have been decided upon.

As of March 31, 2010, Amacore was involved in various additional lawsuits, legal proceedings, claims or disputes arising in the normal course of business.  The outcome of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows.

NOTE 12 - RELATED PARTY TRANSACTIONS

Branding and Agent Fees

LifeGuard markets a membership product, which it licenses from Direct Medical Solutions (“DirectMed”), a company 33% owned by a former majority shareholder of LifeGuard.   LifeGuard pays DirectMed a branding fee based on the number of memberships sold. During the three month period ended March 31, 2010 and 2009, LifeGuard paid DirectMed approximately $60.7 thousand and $121 thousand, respectively, in branding fees.  In addition, LifeGuard owed DirectMed approximately $485 thousand as of March 31, 2010 and December 31, 2009, respectively, for unpaid branding fees.  Branding fees are included in sales commissions in the accompanying Statements of Operations.

The agent of record for USHBG is an immediate family member of the president of USHBG.  For the three month period ended March 31, 2010 and 2009, the Company has paid approximately $12 thousand and $75 thousand, respectively, for agent fees.

 Commissions Paid

There are immediate family members of Mr. Jarvis (Zurvita Co-Chief Executive Officer) who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which amounted to approximately $8.9 thousand and $19.3 thousand, respectively, for the three month period ended March 31, 2010 and approximately $17.5 thousand and $11.7 thousand, respectively, for the three month period ended March 31, 2009. These amounts were for work they performed on behalf of the Company.

Notes Payable

As part of the 2007 acquisition agreement between the Company and JRM, the Company assumed $287 thousand of liabilities of which $163 thousand and $69 thousand represented personal credit card balances and business credit lines, respectively. The liabilities are personally guaranteed by two of the Senior Vice Presidents of the JRM and are recorded within the Company’s notes and loans payable category of the Balance Sheet.  As of March 31, 2010 and December 31, 2009, the outstanding balance of these personal credit cards and business credit lines was approximately $178 thousand and $185 thousand, respectively.

Zurvita recognized approximately $73.4 thousand of interest expense for the three month ended March 31, 2010 with respect to a note payable due OmniReliant, who is a significant shareholder of Zurvita.   The interest due OmniReliant was accrued and will either be paid or deferred at Zurvita’s election based upon the contractual terms of the note payable.  No such related party interest expense was incurred during the three month ended March 31, 2009.

NOTE 13 – SEGMENT ANALYSIS

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables, followed by a  reconciliation of segment revenue and assets to consolidated revenue and assets is as follows for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31, 2010
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$3,882,774	$719,425	$1,747,005	$66,140	$374,407	$6,789,751

Net income (loss) before in income taxes	$(15,372)	$(463,431)	$(1,204,260)	$(132,247)	$456,406	$(1,358,904)

Income taxes	$-	$-	$-	$-	$-	$-

Net income (loss)	$(15,372)	$(463,431)	$(1,204,260)	$(132,247)	$456,406	$(1,358,904)

Total assets held	$1,932,543	$2,973,594	$4,471,328	$15,685	$2,495,027	$11,888,177

Depreciation and amortization	$99,751	$35,173	$9,010	$1,192	$21,217	$166,343

	For the Three Months Ended March 31, 2009
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$5,716,789	$1,267,911	$1,133,139	$54,627	$146,811	$8,319,277

Net income (loss) before income taxes	$(434,405)	$(373,549)	$(1,252,680)	$(151,513)	$4,068,569	$1,856,422

Income taxes	-	-	-	-	-	-

Net income (loss)	$(434,405)	$(373,549)	$(1,252,680)	$(151,513)	$4,068,569	$1,856,422

Total assets held	$8,468,843	$6,214,944	$1,528,827	$184,752	$4,577,806	$20,975,172

Depreciation and amortization	$243,542	$181,624	$8,452	$1,192	$16,153	$450,963

	For the Three Months Ended March 31,
	2010	2009
Revenues
Total revenues for reportable segments	$6,789,751	$8,319,277
Elimination of intersegment revenues	(468,689)	(882,752)
Total consolidated revenue	$6,321,062	$7,436,525

Net loss
Net loss for reportable segments	$(1,358,904)	$1,856,422
Elimination of intersegment profits	-	-
Net loss	$(1,358,904)	$1,856,422

Assets
Total assets for reportable segements	$11,888,177	$20,975,172
Elimination of intersegment receivables	(2,553,063)	(1,332,935)
Total consolidated assets	$9,335,114	$19,642,237

Total interest expense for the three months ended March 31, 2010 for LifeGuard, Zurvtia, JRM and Corporate and Other was approximately $5 thousand, $89 thousand, $8 thousand, and $78 thousand, respectively.  For the three months ended March 31, 2009, total interest expense for LifeGuard, USHBG, JRM and Corporate and Other was approximately $8 thousand, $2 thousand, $7 thousand and $63 thousand, respectively.

Intercompany Transactions

Intersegment revenue represents USHBG’s commission revenue from the sale of LifeGuard’s DirectMed product.  The intersegment receivable represents the amount of unpaid commissions due to USHBG from LifeGuard.

 Significant Non-Cash Transactions

A significant non-cash transaction took place during the three month period ended March 31, 2010 in regards to the valuation of warrants.  Certain of the Company’s warrants are recorded at fair value with changes in their fair value reflected in the Company’s consolidated Statement of Operations.  For the three months ended March 31, 2010, the gain on change in fair value of warrants was $1.9 million which included an $11 thousand gain recognized from the change in fair value of Zurvita’s issued warrants for the three months ended March 31, 2010.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through March 2011, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita’s anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010 (the “2010 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-Q.

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations.  The MD&A is organized as follows:

●	Overview – This section provides a general description of our business and operating segments.

●
Results of operations – This section provides an analysis of our results of operations comparing the three months ended March 31, 2010 and 2009.  This analysis is provided on a consolidated and operating segment basis.

●	Liquidity and capital resources – This section provides an analysis of our cash flows for the three months ended March 31, 2010 and 2009 as well as a discussion of our liquidity and capital resources.

Overview

Description of Buisness

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

●
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

●
U.S. Health Benefits Group Division – This is an inbound lead generation telemarketing operation primarily marketing major and limited medical benefit plans.  The Company operates this division through US Health Benefits Group, Inc., US Healthcare Plans, Inc. and On the Phone, Inc., each a wholly owned subsidiary of the Company  (collectively, “USHBG”).

●
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

●
JRM Benefits Consultants Division – This division historically marketed various financial services and healthcare products through its telemarketing center and agent distribution network to individuals, families and employer groups.  Effective March 1, 2010, the Company halted call center operations of JRM.  The Senior Vice Presidents of JRM will focus on recruiting agents and other direct response marketers to sell the products of other reporting units.  The Company operates this division through JRM Benefits Consultants, LLC, a wholly owned subsidiary of the Company (“JRM”).

●
Corporate and Other Division – This division provides management and financial support to the Company’s various divisions and is responsible for corporate governance and compliance. The division primarily operates as a cost center and recognizes limited revenue from strategic marketing initiatives with respect to sale of healthcare membership benefit plans.  The Company operates this division through The Amacore Group, Inc.  and its wholly owned subsidiary Amacore Direct Marketing, Inc.  Other legal entities such as LBI Inc. and LBS Acquisition Corp. which do not have any activity are included within the other division segments.  These entities were originally created for specific transaction purposes.

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

On July 30, 2009 (the “Closing Date”), Red Sun Mining Inc. (“Red Sun”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Zurvita and Amacore, pursuant to which, among other things, Amacore contributed all of its securities of Zurvita to Red Sun in exchange for Red Sun’s issuance to them of 37.2 million shares of common stock of Red Sun (the “Share Exchange”).  Prior to the consummation of the Share Exchange Agreement, Zurvita was a wholly-owned subsidiary of Amacore, and Red Sun was a public shell company.

Concurrent with the closing of the Share Exchange, Zurvtia entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor and closed a private placement offering pursuant to which it raised gross proceeds of $1.75 million and, among other things, issued and sold convertible preferred stock convertible into shares of Zurvita’s common stock at an initial conversion price of $0.0625.

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

During the three months ended March 31, 2010, Amacore’s ownership interest changed from 66% to 65.26% as a result of 353 thousand Zurvita common shares issued for consulting services, deferring certain contractual payments, and exercised options.  Amacore’s voting rights changed from 44 percent to 38.4 percent as a result of these common share issuances and the additional 3 million preferred shares issued subsequent to the Share Exchange.

On February 16, 2010, the Marketing Agreement dated November 7, 2006 by and between USHBG and DirectMed was terminated by USHBG for cause.

On February 26, 2010, LifeGuard accepted the termination dated February 25, 2010 from DirectMed and Consumer Assistance Services Association with respect to certain marketing and servicing agreements specific to DirectMed products. Historically, DirectMed represented a significant portion of USHBG’s and LifeGuard’s revenue.  The Company has secured another limited medical product to replace DirectMed.  It is expected that revenues will be lower as compared to prior year until the replacement product’s recurring membership volume is comparable to DirectMed’s at the time of contract cancelations and/or other product marketing initiatives in development are launched.

Effective March 1, 2010, the Company halted JRM’s sales call center operations which historically telemarketed products as well as recruited agents for the division. This decision was made based on the lack of substantial revenue growth and on several years of substantial net operating losses incurred. This division will continue to realize residual commission revenue from previously sold insurance plans and will incur limited operating expenses to facilitate the collection of such revenue as well as to provide minimal resources to the Senior Vice Presidents of JRM who will be focusing on recruiting agents and other direct response marketers to sell the products of other reporting units.

Consolidated Results of Operations

	For the Three Months Ended
	March 31,		Increase
	2010	2009	(Decrease)

Revenues	$6,321,062	$7,436,525	$(1,115,463)
Cost of Sales	3,994,891	4,671,190	(676,299)
Gross Profit	2,326,171	2,765,335	(439,164)

Operating Expenses	5,475,933	7,464,623	(1,988,690)
Operating Loss	(3,149,762)	(4,699,288)	(1,549,526)

Other Income	1,790,858	6,555,710	(4,764,852)

Net (Loss) Income before Income Taxes	(1,358,904)	1,856,422	3,215,326
Income Taxes	-	-	-
Net (Loss) Income before Income Taxes	(1,358,904)	1,856,422	3,215,326

Less: Net Loss Attributed to Non-Controlling Interest in Zurvita Holdings, Inc.	432,929	-	432,929
Net (Loss) Income Attributed to The Amacore Group, Inc.	(925,975)	1,856,422	2,782,397

Preferred Stock Dividend	(645,000)	(448,167)	196,833

Net (Loss) Income Available to Common Stockholders	$(1,570,975)	$1,408,255	$2,979,230

Basic and Diluted Loss Per Share	$(0.00)	$0.00

Revenue:

For the three months ended March 31, 2010, revenue was approximately $6.3 million, as compared to $7.4 million for the three months ended March 31, 2009, a decrease of approximately $1.1 million.  The Company’s decrease in revenue for the three months ended is mainly attributable to the February 16, 2010 cancelation of a marketing agreement between USHBG and DirectMed, in addition to the February 26, 2010 cancelation of a servicing agreement between LifeGuard and DirectMed and Consumer Assistance Services Association.  The marketing and servicing agreements were specific to DirectMed’s limited medical product that USHBG marketed and LifeGuard serviced.  The Company has a replacement limited medical product to market using its internal call center capabilities as well as market through external marketing partnerships.  It is expected that revenues will be lower as compared to prior year until the replacement product’s recurring membership volume is comparable to DirectMed’s at the time of contract cancelations and/or other product marketing initiatives in development are launched.

Cost of Sales:

For the three months ended March 31, 2010, cost of sales was approximately $4.0 million as compared to approximately $4.7 million for the three months ended March 31, 2009, a decrease of approximately $676 thousand.  The decrease in cost of sales is a result of lower commissions paid as revenue declined.

Gross Profit:

The Company’s gross profit was approximately $2.3 million for the three months ended March 31, 2010, as compared to approximately $2.8 million for the three months ended March 31, 2009.  The decrease in gross profit is related to the decline in revenue.  Although revenue and gross profit declined, the Company’s gross profit percentage remained consistent at approximately 37%.

Operating Expenses:

Our operating expenses for the three months ended March 31, 2010 and 2009 were approximately $5.5 million and $7.5 million, respectively.

The table below sets forth components of our operating expenses for the three months ended March 31, 2010 and 2009:

	2010	2009	Increase (Decrease)

Amortization	$66,697	$341,591	$(274,894)
Depreciation	99,646	109,372	(9,726)
Office related expenses	708,665	706,747	1,918
Payroll and benefits	2,235,365	2,307,229	(71,864)
Professional fees	777,120	2,030,819	(1,253,699)
Selling and marketing	1,488,753	1,829,928	(341,175)
Travel	99,687	138,937	(39,250)
Total operating expenses	$5,475,933	$7,464,623	$(1,988,690)

Depreciation and amortization expense for the three months ended March 31, 2010 and 2009, was approximately $166 thousand and $451 thousand, respectively, a decrease of approximately $285 thousand over the same prior year period.   This decrease is attributable to lower carrying balances of finite-lived intangible assets between the years as a result of an impairment loss taken for the year ended December 31, 2009.

Office related expenses include rent, insurance, utilities and office maintenance. For the three months ended March 31, 2010, these expenses were approximately $164 thousand, $107 thousand, $201 thousand and $237 thousand, respectively as compared to approximately $170 thousand, $54 thousand, $213 thousand and $270 thousand, respectively for the same period in 2009.   Office related expenses remained consistent between the periods as a result of cost containment strategies.

Professional fees consist of consulting, accounting fees, contract labor and legal costs and litigation accruals. For the three months ended March 31, 2010, these costs were approximately $284 thousand, $213 thousand, $20 thousand and $260 thousand, respectively as compared to approximately $420 thousand, $635 thousand, $159 thousand and $817 thousand, respectively for the same period in 2009.  During the three months ended March 31, 2009, the Company was involved in various legal proceedings and undergoing a first year audit with new independent auditors.  Several significant legal proceedings were settled during fiscal 2009 which have led to the overall decrease in professional fees.

Payroll and benefits-related expenses for the three months ended March 31, 2010 were approximately $2.2 million, a decrease of $72 thousand over the same prior year period.  The decrease is a result of the Company’s cost reduction and strategies employed over the past year.

Selling and marketing expenses for the three months ended March 31, 2010 were approximately $1.5 million, a decrease of approximately $341 thousand from the same prior year period.  The overall decrease is mainly attributable to the cancelation of a significant marketing agreement between USHBG and DirectMed and to the cancelation of a significant service agreement between LifeGuard and DirectMed and Consumer Assistance Services Association.

Travel expenses for the three months ended March 31, 2010 were approximately $100 thousand, a decrease of approximately $39 thousand over the same prior year period.  The decrease in travel expenses is a result of the Company’s cost reduction strategies employed.

Loss from operations before other income and expense:

Loss from operations was approximately $3.1 million for the three months ended March 31, 2010, as compared to approximately $4.7 million for the three months ended March 31, 2009, respectively.  Excluding amortization and depreciation which are significant non-cash expenses, the loss from operations was $3 million for the three months ended March 31, 2010, respectively, as compared to approximately $4.2 million for the three months ended March 31, 2009.  The decrease of approximately $1.2 million for the three months ended is a result of the Company’s cost reduction and containment strategies employed over the past year.

Other Income (Expense)

Gain on change in fair value of warrants

Certain of the Company’s warrants are recorded at fair value with changes in their fair value reflected in the Company’s consolidated Statement of Operations.  For the three months ended March 31, 2010, the gain on change in fair value of warrants was $2.0 million while a $6.6 million gain was incurred during the three months ended March 31, 2009.  Excluding a $11 thousand gain recognized from the change in fair value of Zurvita’s issued warrants for the three months ended March 31, 2010, a gain of approximately $2.0 million resulted from the change in fair value of Amacore’s issued warrants for the three months ended March 31, 2010.  The decrease in the gain on Amacore’s warrants is attributable to the market price used in fair valuing the warrants decreasing to $0.07 from $0.12 as of March 31, 2009 and December 31, 2008, respectively, which resulted in an approximately $6.6 million gain, while the fair value of the warrants decreased to $0.01 from $0.03 as of March 31, 2010 and December 31, 2009, respectively, resulting in only a $2.0 million gain.  These gains and losses are a non-cash item not impacting operating cash flows or results of operations.  See Note 5 – Assets and Liabilities Measured at Fair Value to the financial statements contained elsewhere in this report for additional information with respect to the calculation of change in fair value of warrants for the three months ended March 31, 2010.

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within a convertible note payable that Zurvita issued on October 9, 2009.  The Company has determined the conversion feature to be a derivative instrument and has recorded it at fair value.  We recorded an unrealized gain from the adjustment to fair value on the conversion feature for the three months ended March 31, 2010 of approximately $26 thousand.  No share conversion feature existed at March 31, 2009.  This gain is a non-cash item not impacting operating cash flows or results of operations. See Note 5– Assets and Liabilities Measured at Fair Value to the financial statements contained elsewhere in this report for additional information with respect to the calculation of change in fair value of warrants for the three months ended March 31, 2010.

Interest expense

Interest expense for the three months ended March 31, 2010 was approximately $180 thousand compared to approximately $80 thousand for the same period in 2009.  Interest expense increased $100 thousand as a result of additional notes payable issued in the principal amount of approximately $2.8 million.

Income taxes:

For the three months ended March 31, 2010 and 2009 the Company had no provision for income taxes.  The Company realized no tax benefit from the deferred tax asset resulting from net operating loss carryforwards as the deferred tax asset has been fully reserved.

Net (loss) income:

The Company’s net loss amounted to approximately $1.4 million for the three months ended March 31, 2010 as compared to approximately $1.9 million net income for the three months ended in 2009.   The $3.3 increase in net loss is attributable to a reduction in the gains recognized from the fair value of the Company’s warrants which was partially offset by successful cost reduction and containment strategies employed over the past three months.

Net (loss) attributed to non-controlling interest in Zurvita Holdings, Inc.:

Amacore owns 65.26% of Zurvita.   Therefore, net loss attributed to the non-controlling interest in Zurvita represents 34.74% of Zurvita’s net loss.  Zurvita’s net loss for the three months ended March 31, 2010 was $1.2 million, of which $771 thousand represents Amacore’s portion and $433 thousand represents the non-controlling interest’s portion of Zurvita’s net loss.  Amacore’s portion is recognized within the financial statement caption “Net loss attributed to The Amacore Group, Inc.” of the consolidated Statement of Operations.

Net (loss) income attributed to The Amacore Group, Inc.:

After reducing consolidated net loss by the amount allocated to the non-controlling interest in Zurvita, the net loss attributed to The Amacore Group, Inc. before preferred stock dividends was approximately $926 thousand for the three months ended March 31, 2010 as compared to approximately $1.9 million gain for the three months ended March 31, 2009.  The increase in net loss of approximately $2.8 million between the periods is attributable to Amacore’s reduction of ownership of Zurvita from 100% to 65.26% offset by the decrease in gains recognized on the change in fair value of the Company’s warrants.  During the three months ended March 31, 2009, Zurvita was a wholly-owned subsidiary and 100% of its net loss was included within consolidated net loss and net loss attributable to The Amacore Group, Inc.

Preferred stock dividends:

Preferred stock dividends amounted to approximately $645 thousand for the three months ended March 31, 2010 as compared to $448 thousand for the same period in 2009.  An additional 1 million shares of preferred stock has been issued since March 31, 2009 which accounted for an additional $391 thousand of preferred stock dividends accrued.

Net (loss) income attributed to The Amacore Group, Inc. available to common stockholders:

After the effect of allocating to the non-controlling interest its portion of Zurvita’s net loss and after the effects of income taxes and preferred stock dividends, the net loss attributed to The Amacore Group, Inc. common stockholders was approximately $1.6 million for the three months ended March 31, 2010 as compared to approximately $1.4 million income for the three months ended March 31, 2009.  The increase of $3.0 million for the three months ended March 31, 2010 is attributable to less gains recognized on fair valuing the Company’s warrants.

(Loss) earnings per common share:

Loss and gain per common share amounted to $0.00 for the three months ended March 31, 2010 and March 31, 2009, respectively. The number of weighted-average common shares outstanding as of March 31, 2010 increased approximately 20 million to 1,048 million.

Segment Analysis

Lifeguard Division

	For the Three Months Ended March 31,
	2010	2009

Revenues	$3,882,774	$5,716,789

Cost of Sales	(2,841,319)	(4,389,752)

Gross Profit	1,041,455	1,327,037

Operating Expenses	(1,076,173)	(1,755,322)

Other Income (Expense)	19,346	(6,120)

Net Loss before Taxes	$(15,372)	$(434,405)

Income Taxes	-	-

Net Loss	$(15,372)	$(434,405)

LifeGuard’s revenue was approximately $3.9 million compared to approximately $5.7 million for the three months ended March 31, 2010 and 2009, respectively.  On February 26, 2010, LifeGuard accepted termination from DirectMed and Consumer Assistance Services Association with respect to a servicing agreement specific to DirectMed products.  The impact of this has resulted in less revenue recognized in this reporting unit.  Revenue for future periods are expected to be lower for this reporting unit as the replacement limited medical product revenue is expected to be recognized in another reporting unit.  This division will continue to realize residual commission revenue from previously sold insurance and lifestyle membership products.  The division will also continue to provide benefits administration for its residual members and the members of other reporting units.

Cost of sales decreased approximately $1.5 million for the three months ended March 31, 2010 as compared to the same period in 2009.  The cost of sales decrease is a direct result of decreased revenue.  Operating expenses and net loss decreased approximately $679 thousand and $419 thousand, respectively, for the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease is a result of the Company’s cost reduction and containment strategies employed over the past year.

USHBG Division

	For the Three Months Ended March 31,
	2010	2009

Revenues	$719,425	$1,267,911

Cost of Sales	(337,341)	(345,805)

Gross Profit	382,084	922,106

Operating Expenses	(845,173)	(1,168,509)

Other Expense	(342)	(127,146)

Net Loss before Taxes	$(463,431)	$(373,549)

Income Taxes	-	-

Net Loss	$(463,431)	$(373,549)

USHBG revenues decreased to $719 thousand for the three months ended March 31, 2010 as compared to $1.3 million for the three months ended March 31, 2009.  The decrease is mainly due to the cancellation of a marketing agreement between USHBG and DirectMed. USHBG is no longer selling nor is required to exclusively sell the DirectMed suite of limited medical products.  DirectMed has declined paying USHBG commissions on the legacy block of business that USHBG generated for Directmed.  These residual commissions were paid to USHBG while the marketing agreement was in effect and were expected to be paid indefinitely in the event of contract termination.  USHBG has replaced the DirectMed product suite with another comparable limited medical benefit plan.  USHBG is continuing to sell major medical insurance and has also begun to sell other lifestyle benefit membership plans to replace revenue lost as a part of the marketing contract cancellation.  USHBG’s revenue is expected to continue to be lower than prior year periods until DirectMed resumes paying USHBG its commissions on legacy business and/or USHBG replaces the legacy block of DirectMed business with the same level of new limited medical benefits plan sales.  Operating expenses decreased $323 thousand for the three months ended March 31, 2010 compared to prior year as a result of less marketing costs incurred with the canceled agreement as well as due to cost reduction strategies.

Zurvita Division

	For the Three Months Ended March 31,
	2010	2009

Revenues	$1,747,005	$1,133,139

Cost of Sales	(1,142,716)	(748,488)

Gross Profit (Loss)	604,289	384,651

Operating Expenses	(1,707,470)	(1,637,331)

Other Income	(101,079)	-

Net Loss before Taxes	$(1,204,260)	$(1,252,680)

Income Taxes	-	-

Net Loss	$(1,204,260)	$(1,252,680)

For the three months ended March 31, 2010 and 2009, Zurvita’s revenues were approximately $1.7 million and $1.1 million, respectively, an approximate increase of $614 thousand.  Revenue primarily consisted of administrative websites, advertising sales, marketing fees, and membership product sales in the amounts of $514 million, $304 thousand, $572 thousand and $203 thousand, respectively, for the three months ended March 31, 2010 as compared to $201 thousand, $0, $399 thousand and $440 thousand, respectively, for the three months ended March 31, 2009.  The increase in total revenue as well as individual components of revenue are a direct result of growth in the division’s network sales representatives to 6,095 as of March 31, 2010 compared to 2,934 as of March 31, 2009.   The division was able to attract and retain more representatives as a result of greater product offering as of March 31, 2010 as compared to March 31, 2009.

Cost of sales for the three months ended March 31, 2010 increased by approximately $394 thousand to $1.1 million over the same prior year period.  Costs of sales included sales commissions paid to marketing representatives and the benefit and product cost associated with the products and services sold.  For the three months ended March 31, 2010, these costs were approximately $753 thousand and $390 thousand, respectively, as compared to $588 thousand and $160 thousand, for the three months ended March 31, 2009, respectively.  The increase in cost of sales is directly related to the increase in revenues as each product sold generates sales commissions and contains a product cost.   In order to attract and retain marketing representatives while the division was being structured and products developed, non-traditional means of sales compensation were employed during 2009 which resulted in a higher percentage of commission paid relative to revenue recognized.  During 2010, the division had a greater product offering and larger marketing representative base thereby reducing the need for non-traditional compensation methods.

Operating expenses and net loss were approximately $1.7 million and $1.2 million, respectively, for the three months ended March 31, 2010 as compared to operating expenses and net loss of $1.6 million and $1.3 million, respectively, for the same prior year period.   Although Zurvita experienced an increase in operating expenses, improvement in Zurvita’s gross margin has reduced Zurvita’s net loss.

JRM Division

	For the Three Months Ended March 31,
	2010	2009

Revenues	$66,140	$54,627

Cost of Sales	(3,449)	-

Gross Profit	62,691	54,627

Operating Expenses	(187,048)	(198,992)

Other Expense	(7,890)	(7,148)

Net Loss before Taxes	$(132,247)	$(151,513)

Income Taxes	-	-

Net Loss	$(132,247)	$(151,513)

After continued revenue declines, the JRM division shifted its sales effort in the second quarter of 2009 to an agent distribution network model and reduced its focus on call center services while further shifting its resources to market other insurance related products such as final expense, dental and critical illness life. These products were being sold in the voluntary employee benefits market, through small employer groups and through agent and broker networks.

Effective March 1, 2010, the Company halted JRM’s sales call center operations which historically telemarketed products as well as recruited agents for the division. This decision was made based on the lack of substantial revenue growth and on several years of substantial net operating losses incurred. This division will continue to realize residual commission revenue from previously sold insurance plans and will incur limited operating expenses to facilitate the collection of such revenue as well as to provide minimal resources to the Senior Vice Presidents of JRM who will be focusing on recruiting agents and other direct response marketers to sell the products of other reporting units.  As a result, revenue and expenses are expected to decrease in future periods.  The division laid off its non-executive personnel and did not renew its facilities and telephone equipment leases.

Corporate and Other

	For the Three Months Ended March 31,
	2010	2009

Revenues	$374,407	$146,811

Cost of Sales	(138,755)	(69,897)

Gross Profit	235,652	76,914

Operating Expenses	(1,660,069)	(2,704,469)

Other Income	1,880,823	6,696,124

Net Income before Taxes	$456,406	$4,068,569

Income Taxes	-	-

Net Income	$456,406	$4,068,569

This division’s primary function is to provide executive managerial support and to provide financial resources to the Company’s various divisions and is responsible for corporate governance and compliance.  Operating expenses was approximately $1.7 million for the three months ended March 31, 2010 as compared to operating expenses of $2.7 million for the same prior year period.  Operating expenses decreased $1.0 million as a result of reduction in legal costs and first time audit fees of approximately $518 thousand and other costs cutting measures, such as reduction in payroll expenses and consulting expenses, which were approximately $406 thousand.

Other income for this division is a result of the change in the fair value of the Company’s warrants accounted for as liabilities.  At each reporting period, the warrants are measured at fair value and any resulting gain or loss is recognized as other income or expense.  A significant input for determining fair value is the market price of the Company’s common stock.  The decrease in the gain on Amacore’s warrants is attributable to the market price used in fair valuing the warrants decreasing to $0.07 from $0.12 as of March 31, 2009 and December 31, 2008, respectively, which resulted in an approximately $6.6 million gain, while the market price of the warrants decreased to $0.01 from $0.03 as of March 31, 2010 and December 31, 2009, respectively, resulting in only a $2.0 million gain.  These gains are non-cash transactions and do not impact cash flows from operations.

Net income or net loss for this division is driven by the level of the division’s operating expenses and market conditions affecting the reoccurring valuations of the Company’s liability warrants.  Net income was approximately $456 thousand and $4.1 million for the three months ended March 31, 2010 and 2009, respectively.  The decreased in net income of approximately $3.6 million is a result of less other income recognized on the valuation of the Company’s liability warrants. This division has primarily operated as a cost center and recognizes limited revenue from strategic marketing initiatives as well as minimal residual revenue from the initial launch of certain market campaigns prior to the acquisition of LifeGuard.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2010.

Liquidity and Capital Resources

The following table compares our cash flows for the three months ended March 31, 2010 and 2009.

	March 31, 2010	March 31, 2009

Net cash used in operating activities	$(2,270,978)	$(4,878,205)
Net cash used in investing activities	(15,979)	(182,557)
Net cash provided by financing activities	911,721	7,878,076

Net increase (decrease) in cash	$(1,375,236)	$2,817,314

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Current	$463,145
2012	346,080
2013	173,715
2014	142,237
2015	146,505
Thereafter	12,239
$1,283,921

Future minimum payments under capital lease obligations are as follows (1):

Current	$96,727
2012	90,461
2013	73,573
2014	54,029
2015	-
$314,790

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

We believe that without significant equity and debt investment from internal and external sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During 2010, Zurvita raised $1 million in equity funding from its preferred stock shareholder.  In order to raise capital, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $2.6 million of outstanding notes payable as of March 31, 2010.

The Company’s commitments and contingencies will either utilize future operating cash flow or require the sale of debt or equity securities to fulfill the commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Presently, our disclosure controls and procedures are not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management.  This conclusion was based on the material weaknesses identified with regard to internal controls over financial reporting, as described in the Company’s Annual Report for the year ended December 31, 2009.

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Ty Bruggemann, Paul Johnson, Thomas Welch, Rocky Williams, Richard Burton, and Kim Fleischer v. The Amacore Group, Inc., Jay Shafer, Shad Stastney, Chris Phillips, Clark A. Marcus, Giuseppe Crisafi, Guy Norberg, Jerry Katzman, Vicis Capital, LLC, and John Doe 1-100; In the United States District Court, District of New Jersey; Case No. 2:09-cv-02776-JAG-MCA (the “New Jersey Litigation”). In September 2009, despite knowledge of the pending Florida Litigation, the above named plaintiffs initiated the New Jersey Litigation against Amacore and other named individuals and companies for allegations arising from the same transaction or occurrence giving rise to the Florida Litigation described below. Plaintiffs asserted claims against the defendants for fraud in the inducement, common law fraud, breach of fiduciary duties, breach of contract, unjust enrichment, breach of covenant of good faith and fair dealing, New Jersey consumer fraud statute, conversion, declaratory judgment, and sought to pierce the corporate veil, all arising from disputes between the parties regarding the Agreement of Plan and Merger between Amacore Group, Inc., LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. dated on or about October 12, 2007. Amacore and the individually named defendants who are or were officers or directors of Amacore responded by filing a motion to dismiss based upon jurisdictional and other grounds.  On December 16, 2009 the District Court of New Jersey granted Amacore’s motion to transfer the case to the District Court of the Middle District of Florida. In response to a motion to consolidate, the District Court of the Middle District of Florida designated this case as the surviving case.  Amacore and numerous individual defendants have pending motions to dismiss which have not yet been ruled upon.   Discovery has not yet begun in this matter.  Amacore has asserted its counterclaim in the below referenced matter to preserve its claims.  Amacore will vigorously defend against all of the allegations and will assert a counterclaim against Plaintiffs.

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

Caroline McDonald v. The Amacore Group, Inc., Superior Court of New Jersey, Union County, Case No. UNN-L-790-09; United States District Court, District of New Jersey, Case. No. 2:09-cv-01608-SDW-MCA; on March 10, 2009, Caroline McDonald, a former employee, filed a Civil Action alleging that Amacore had breached her Employment Agreement by wrongfully terminating her shortly after she commenced her employment in May, 2007.  Subsequently, the Court transferred the Civil Action to the District Court.  Liability in this matter is disputed.  Amacore filed a Motion to Dismiss based upon lack of personal, general, or specific jurisdiction as to Shafer, Katzman, Marcus and Amacore.  Amacore also argued the Court should enforce the agreement’s forum selection clause.  The Motion to Dismiss is currently pending and all Memoranda in Support are filed. A hearing is set on the pending Motions to Dismiss on May 14, 2010.  The parties await a determination on disputed jurisdictional issues. Discovery has not yet begun. Amacore will vigorously defend against all of the allegations and may assert a counterclaim against Plaintiff once the motions to dismiss have been decided upon.

As of March 31, 2010, Amacore was involved in various additional lawsuits, legal proceedings, claims or disputes arising in the normal course of business.  The outcome of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Reserved.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2010	/s/ Jay Shafer
Jay Shafer
Chief Executive Officer

Dated: May 17, 2010	/s/ Scott Smith
Scott Smith
Interim Chief Financial Officer

Dated: May 17, 2010	/s/ Jason Post
Jason Post
Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002