Form 10-Q
period 2010-06-30
AMACORE GROUP, INC.
filed 2010-08-16
CIK 949394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock as of Augst 7, 2010:

 1,047,725,428 shares of Class A common stock, par value $0.001 and 200,000 shares of Class B common stock, par value $0.001

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE AMACORE GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash	$1,495,215	$3,322,127
Marketable securities (at fair value)	640,000	240,000
Accounts receivable (net of allowance for doubtful accounts of $0 and $100,000 for 2010 and 2009, respectively)	454,167	691,681

Deferred expenses	1,263,008	2,756,733
Deposits and other current assets	238,690	172,353
Total current assets	4,091,080	7,182,894

Property, plant and equipment (net of accumulated depreciation of $1,092,546 and $892,619 for 2010 and 2009, respectively)	840,496	1,005,601

Deferred customer acquisition costs	6,571	66,072
Other intangible assets	2,274,546	2,407,939
Deposits and other assets	1,383,293	1,383,293
Total assets	$8,595,986	$12,045,799

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,083,831	$2,318,537
Accounts payable - related party	501,179	485,013
Loans and notes payable - current	646,148	672,765
Notes payable - related party	282,265	353,265
Accrued expenses and other liabilities	1,279,560	1,038,812
Deferred compensation - related party	163,715	91,546
Deferred acquisition payments	681,250	581,250
Deferred revenue	1,992,112	2,847,957
Total current liabilities	7,630,060	8,389,145

Capital lease obligation	173,725	209,695
Deferred acquisition payments	150,000	250,000
Deferred compensation - related party	174,558	223,827
Loans and notes payable	-	158,126
Loans and notes payable - related party	1,592,972	1,458,648
Accrued dividends	4,508,153	3,119,604
Fair value of share conversion feature	977,790	577,949
Fair value of warrants	10,778,185	8,042,489
Total liabilities	25,985,443	22,429,483

Redeemable preferred stock - Zurvita Holdings, Inc.	4,550,747	2,280,162

Stockholders' Deficit
The Amacore Group, Inc.
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
Series G mandatorily convertible preferred stock; 1,200 shares authorized;
1,200 shares issued and outstanding.	1	1
Series H mandatorily convertible preferred stock; 400 shares authorized;
400 shares issued and outstanding.	-	-
Series I mandatorily convertible preferred stock; 10,000 shares authorized;
1,650 shares issued and outstanding.	1	1
Series L mandatorily convertible preferred stock; 10,050 shares authorized;
1,050 shares issued and outstanding.	1	1
Series A mandatorily convertible preferred stock; 1,500 shares authorized;
155 shares issued and outstanding.	-	-
Common Stock A, $.001 par value, 1,360,000,000 shares authorized; 1,047,725,428
shares issued and outstanding.	1,047,725	1,047,725
Common Stock B, $.001 par value, 120,000,000 shares authorized; 200,000
shares issued and outstanding.	200	200
Additional paid-in capital	130,025,904	129,611,376
Accumulated deficit	(148,221,084)	(140,777,381)
Total Amacore Group, Inc. stockholders' deficit	(17,147,252)	(10,118,077)

Deficit related to noncontrolling interest in Zurvita Holdings, Inc.	(4,792,952)	(2,545,769)

Total stockholders' deficit	(21,940,204)	(12,663,846)

Total liabilities and stockholders' deficit	$8,595,986	$12,045,799

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Administrative websites	$545,090	$202,338	$1,059,537	$404,312
Advertising sales	365,378	-	669,868	-
Commissions	545,849	337,576	1,201,307	751,540
Marketing fees and materials	415,692	637,920	1,054,293	1,172,004
Membership fees	2,432,991	6,263,555	6,641,056	12,550,059
Total revenues	4,305,000	7,441,389	10,626,061	14,877,915

COST OF SALES
Benefit and service cost	971,060	1,089,369	2,319,793	2,184,622
Sales commissions	1,676,644	3,785,956	4,322,803	7,361,893
Total cost of sales	2,647,704	4,875,325	6,642,596	9,546,515

GROSS PROFIT	1,657,296	2,566,064	3,983,465	5,331,400

OPERATING EXPENSES
Amortization	66,695	257,139	133,393	598,730
Depreciation	100,282	114,853	199,929	224,225
Office related expenses	686,289	579,236	1,394,954	1,285,983
Payroll and employee benefits	1,886,958	2,405,069	4,122,322	4,712,298
Professional fees and legal settlements	702,715	2,603,449	1,479,835	4,634,268
Selling and marketing	1,181,590	1,518,654	2,670,343	3,348,581
Travel	131,187	80,421	230,874	219,357
Total operating expenses	4,755,716	7,558,821	10,231,650	15,023,442

Loss from operations before other income (expense)	(3,098,420)	(4,992,757)	(6,248,185)	(9,692,042)

OTHER INCOME (EXPENSE)
Gain on change in fair value of marketable securities	400,000	-	400,000	-
Interest expense	(182,603)	(74,149)	(362,481)	(154,635)
Interest income	6	1,263	1,585	4,260
(Loss) gain on change in fair value of warrants	(3,738,413)	4,160,361	(1,769,668)	10,779,156
Loss on change in fair value of share conversion feature	(425,935)	-	(399,841)	-
Other	37,192	6	11,512	14,407
Total other income (expense), net	(3,909,753)	4,087,481	(2,118,893)	10,643,188

Net (loss) income before income taxes	(7,008,173)	(905,276)	(8,367,078)	951,146

Income taxes	23,308	-	23,308	-

Net (loss ) income	(7,031,481)	(905,276)	(8,390,386)	951,146
Less: Net loss attributed to non-controlling interest in Zurvita Holdings, Inc.	1,802,259	-	2,236,683	-
Net (loss) income attributed to The Amacore Group, Inc.	(5,229,222)	(905,276)	(6,153,703)	951,146

Preferred stock dividend	(645,000)	(522,278)	(1,290,000)	(970,445)

Net loss attributed to The Amacore Group, Inc. available to common stockholders	$(5,874,222)	$(1,427,554)	$(7,443,703)	$(19,299)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	1,047,925,428	1,027,731,258	1,047,925,428	1,020,633,200

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(8,390,386)	$951,146
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred marketing agreement	328,700	-
Amortization of notes payable discount	87,198	-
Amortization of intangible assets	133,393	598,730
Depreciation	199,929	224,225
Loss on change in fair value of warrants	1,769,668	(10,779,156)
Loss on change in fair value of share conversion liability	399,841	-
Gain on change in fair value of marketable securities	(400,000)	-
Provision for doubtful accounts	(100,000)	-
Share-based compensation	323,538	147,710
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	337,514	(71)
(Increase) decrease in nontrade receivables - related party	(6,415)	9,218
Decrease (increase) in deferred expenses	1,165,026	(24,192)
Increase in deposits and other current assets	(59,922)	(29,840)
Decrease in deferred customer acquisition costs	59,501	77,414
Decrease in deposits and other assets	-	463,355
Increase in accounts payable and accrued expenses	182,208	235,551
Increase (decrease) in deferred compensation - related party	22,901	(40,447)
Decrease in deferred revenue	(855,845)	(176,683)
Net cash used in operating activities	(4,803,151)	(8,343,040)

Cash flows from investing activities:
Purchase of property and equipment	(34,824)	(257,402)
Net cash used in investing activities	(34,824)	(257,402)

Cash flows from financing activities:
Deferred acquisition payments	-	(1,213,048)
Net payments on credit card borrowing	(11,999)	(184,374)
Principal payments on capital lease obligations	(45,477)	(43,950)
Principal payments made on notes payable	(248,238)	(24,500)
Proceeds from exercise of Amacore Group, Inc. common stock warrants	-	4,000
Proceeds from exercise of Zurvita Holdings, Inc. common stock warrants	16,777	-
Proceeds from sale of Amacore Group, Inc. preferred stock and warrants	-	12,500,000
Proceeds from sale of Zurvita Holdings, Inc. preferred stock and warrants	3,300,000	-
Net cash provided by financing activities	3,011,063	11,038,128
(Decrease) increase in cash	(1,826,912)	2,437,686

Beginning cash	3,322,127	238,437

Ending cash	$1,495,215	$2,676,123

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$28,058	$21,341

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2010

	Preferred Stock					Common Stock		Paid-In	Accumulated	Noncontrolling Interest in Zurvita Holdings,
	Series A	Series G	Series H	Series I	Series L	Class A	Class B	Capital	Deficit	Inc.	Total
December 31, 2009	$0.16	$1.20	$0.40	$1.65	$1.05	$1,047,725	$200	$129,611,376	$(140,777,381)	$(2,545,769)	$(12,663,846)

Share based compensation								235,685		87,853	323,538

Exercise of Zurvita Holdings, Inc. common stock warrants								10,949		5,828	16,777

Reclassification of liability warrants to equity								41,579		22,134	63,713

Partial disposition of ownership of Zurvita Holdings, Inc.								126,315		(126,315)	-

Net loss attributable to
noncontrolling interest										(2,236,683)	(2,236,683)

Net loss available to
common stockholders									(7,443,703)		(7,443,703)

June 30, 2010	$0.16	$1.20	$0.40	$1.65	$1.05	$1,047,725	$200	$130,025,904	$(148,221,084)	$(4,792,952)	$(21,940,204)

The accompanying notes are an integral part of these consolidated financial statements.

THE AMACORE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

The Company operates through five different business divisions:

•
LifeGuard Benefit Services Division – This division historically has generated revenue primarily from the sale of healthcare benefit membership plans and provides product fulfillment, customer support, membership billing, claims administration, provider membership network maintenance and information technology.    With the recent marketing and servicing contract terminations between LifeGuard and Direct Medical Network Solutions, Inc. (“DirectMedical”) and Consumer Assistance Service Association (“CASA”), this division is now mainly providing its supporting services to other divisions. The Company operates this division through LifeGuard Benefit Services, Inc., a wholly owned subsidiary of the Company (“LifeGuard”).

•
U.S. Health Benefits Group Division – This division is an inbound lead generation telemarketing operation primarily marketing major and limited medical benefit plans.  The Company has operated this division through US Health Benefits Group, Inc., US Healthcare Plans, Inc. and On the Phone, Inc., each a wholly owned subsidiary of the Company  (collectively, “USHBG”).  Effective July 9, 2010, the Company shut down this division due to continued operating losses and the increased operating cash requirements of the division due to recent contract terminations.

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

•
Corporate and Other Division – This division provides management and financial support to the Company’s various divisions and is responsible for corporate governance and compliance. The division has primarily operated as a cost center and recognized limited revenue from strategic marketing initiatives with respect to sale of healthcare membership benefit plans.  However, with the shutdown of JRM and USHBG operations and the contract termination between DirectMedical, CASA and LifeGuard, this division has added revenue generation as a major aspect of its operations. The Company operates this division through The Amacore Group, Inc. and its wholly owned subsidiary Amacore Direct Marketing, Inc.

Management’s Assessment of Liquidity

At June 30, 2010, the Company had negative working capital of approximately $3.5 million, an accumulated deficit of approximately $148.2 million and negative cash flows from operating activities of approximately $4.8 million.  For the three and six months ended June 30, 2010, the Company had a loss from operations of approximately $3.1 million and $6.2 million, respectively.  The financial statements do not reflect any adjustments that would be necessary under the assumption that the Company would not continue as a going concern.

The Company believes that existing cash resources, together with projected revenue and the expected continued support of its majority stockholder, will be sufficient to sustain current planned operations for the next 12 months. During 2010, Zurvita has raised $3.3 million in equity funding from its preferred stock shareholder. Additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. They include the accounts of Amacore and its wholly-owned subsidiaries, Amacore Direct Marketing Inc., JRM, LifeGuard and USHBG.

The Company owns approximately 65.14 percent of the outstanding common stock of Zurvita which represents approximately 35 percent of the voting rights of total outstanding equity securities.  Management has determined Zurvita to be a variable interest entity and Amacore to be the primary beneficiary; therefore, the accounts of Zurvita are included in the accompanying consolidated financial statements.  See Note 9 –Non-Controlling Interest for more information.

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

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $399 thousand and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and $1.3 million and $1.9 million for the six months ended June 30, 2010 and 2009, respectively, and were recorded as a reduction of revenue in the accompanying consolidated statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $145 thousand and $160 thousand at June 30, 2010 and December 31, 2009, respectively and were included in accrued expenses and other liabilities in the accompanying balance sheets.

Selling and Marketing Costs

The Company classifies merchant account fees, fulfillment costs and lead cost not identifiable with specific product sales within selling and marketing costs within the Statement of Operations.

Concentration of Credit Risk

For the six months ended June 30, 2010, revenue generated by LifeGuard represented approximately 52% of total consolidated revenue.  Revenue from DirectMedical, a company 33% owned by a former majority shareholder of LifeGuard, accounted for 17% of LifeGuard’s revenue and 10% of consolidated revenue.  LifeGuard’s products are dependent upon strategic relationships with insurance companies; accordingly, a change in these strategic relationships, contractual or otherwise, could negatively impact the Company’s business.  As of February 26, 2010, LifeGuard and USHBG are no longer providing marketing or servicing to DirectMedical due to contract terminations.

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

Marketable Securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis and has accounted for these securities as trading securities in accordance with U.S. GAAP.  These investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gains and losses) included in the accompanying consolidated statement of operations.  Marketable securities are classified as current assets as they are available to meet the current operating needs of the Company.

Deferred Customer Acquisition Costs

Customer acquisition costs relate to contractual arrangements with certain marketing companies primarily for the sale of LifeGuard membership products. Payments are made as leads are provided and are amortized to cost of sales over a term relevant to the expected life of the membership.  The majority of these costs are amortized on an accelerated basis over a period less than twelve months, in proportion to recognition of the related revenue.  At June 30, 2010 and December 31, 2009, unamortized customer acquisition costs of $249 thousand and $533 thousand, respectively, are included in deferred expenses and $7 thousand and $66 thousand, respectively, are included in deferred customer acquisition costs in the accompanying consolidated balance sheets.  Amounts paid for leads that do not result in a sale are expensed immediately as a selling and marketing expense.

There were no customer acquisition costs for the six month period ended June 30, 2010.  There were $1.2 million and $1.2 million of customer acquisition costs for the three and six month period ended June 30, 2009, respectively, included in selling and marketing in the accompanying consolidated statements of operations.

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

Earnings Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method for warrants and the if converted method for convertible preferred stock and convertible debt. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic earnings (loss) per share when the issuance of the shares is no longer contingent and in the computation of diluted earnings (loss) per share based on the number of shares issuable as if the end of the reporting period were the end of the contingency period.  Weighted average shares outstanding include both Class A and Class B common stock.  There is no difference between the dividend rights and earnings allocation of Class A and Class B common stock.   For the three and six months ended June 30, 2010 and 2009, securities that could potentially dilute earnings per share in the future were not included within the Company’s loss per share calculation as their effect would be anti-dilutive.

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

NOTE 3 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the six months ended June 30, 2010 and 2009.

	June 30, 2010	June 30, 2009

Beneficial conversion feature accretion	$-	$34,778

Interest converted to principal	61,127	-

Payments of accounts payable with common stock	-	592,720

Preferred stock dividends	1,290,000	935,667

Property and equipment acquired under capital lease obligations	-	282,574

Reclassification of warrants from liability to equity	63,713	-

USHBG purchase price adjustment	-	742,950

NOTE 4 - DEFERRED EXPENSES

Deferred expenses consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Agent advances	$644,172	$1,269,881
Commissions	65,384	121,462
Conference fees	-	125,000
Customer acquisition costs	248,873	533,481
Marketing cost	54,785	383,483
Prepaid expenses	249,794	323,426
Total	$1,263,008	$2,756,733

The marketing cost shown in the preceding table relates to an Advertising and Marketing Agreement whereby Zurvita issued 15.2 million shares of its common stock in exchange for certain marketing services.  The marketing cost was capitalized at the estimated fair value of the Zurvita stock issued and amortized over the life of the agreement, which has a one-year contract term.  See Note 5 – Assets and Liabilities Measured at Fair Value for further information on the Company’s determination of fair value of the stock issued.  Approximately $164 thousand and $329 thousand of amortization was recognized during the three and six months ended June 30, 2010, respectively, and is included in selling and marketing in the accompanying consolidated statements of operations.  There was no amortization recognized during the three and six months ended June 30, 2009.

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

Assets and liabilities measured at estimated fair value on a recurring basis and their corresponding level within the fair value hierarchy is summarized as follows:

June 30, 2010
Fair Value Measurements at Reporting Date Using

	Quoted Prices in	Significant
	Active Markets for	Unobservable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Marketable securities	$640,000	$-	$640,000
Total assets	$640,000	$-	$640,000

Share conversion feature	$-	$977,790	$977,790
Warrants	-	10,778,185	10,778,185
Total liabilities	$-	$11,755,975	$11,755,975

December 31, 2009
Fair Value Measurements at Reporting Date Using

	Quoted Prices in	Significant
	Active Markets for	Unobservable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Marketable securities	$240,000	$-	$240,000
Total assets	$240,000	$-	$240,000

Share conversion feature	$-	$577,949	$577,949
Warrants	-	8,042,489	8,042,489
Total liabilities	$-	$8,620,438	$8,620,438

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

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Warrants

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Three Months Ended June 30, 2010
Share conversion feature	$551,855	$-	$-	$425,935	$977,790
Warrants	$6,441,772	$-	$598,000	$3,738,413	$10,778,185

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Six Months Ended June 30, 2010
Share conversion feature	$577,949	$-	$-	$399,841	$977,790
Warrants	$8,042,489	$(63,713)	$1,029,741	$1,769,668	$10,778,185

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Year Ended December 31, 2009
Share conversion feature	$-	$-	$593,426	$(15,477)	$577,949
Warrants	$13,315,364	$-	$8,009,483	$(13,282,358)	$8,042,489

For the three and six months ended June 30, 2010, a total unrealized loss of approximately $426 thousand and $400 thousand, respectively, is included in the consolidated statement of operations caption “Loss on change in fair value of share conversion feature”.  No share conversion feature existed at June 30, 2009.

For the three and six months ended June 30, 2010, a total unrealized loss of approximately $3.7 million and $1.8 million, respectively, is included in the consolidated statement of operations caption “Loss (Gain) on change in fair value of warrants”. For the three and six months ended June 30, 2009, total unrealized gain of approximately $4.2 million and $10.8 million, respectively, is included in Statement of Operations caption “Loss (Gain) on change in fair value of warrants”.

Fair value of Financial Instruments

The fair values of accounts receivable and accounts payable approximate the carrying values due to the short term nature of these instruments.  The fair values of the financial instruments approximate their carrying amounts as interest rates on these obligations are representative of estimated market rates available to the Company on similar instruments.

NOTE 6—REDEEMABLE PREFERRED STOCK - ZURVITA

On January 29, 2010 and June 3, 2010, Zurvita issued 1 million and 2.3 million shares of Series C Convertible Preferred Stock (the “Convertible Preferred Stock”), respectively, for total proceeds of $3.3 million which are convertible at a conversion price of $0.25 into 13.2 million shares of Zurvita common stock.  The stated value of each issued share of Convertible Preferred Stock is $1.00.  Zurvita had no redeemable preferred stock issued and outstanding as of June 30, 2009.

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

The following table summarizes for each redeemable preferred stock issuance the value allocated to the warrants and preferred stock:

		Total	Value	Preferred Stock
Preferred Stock	Date of	Proceeds	Allocated to	Carrying
Issuance	Issuance	Received	Warrants	Amount
Series A	July 30, 2009	$1,750,000	$539,000	$1,211,000
Series B	October 6, 2009	$2,000,000	$930,838	$1,069,162
Series C	January 29, 2010	$1,000,000	$431,415	$568,585
Series C	June 3, 2010	$2,300,000	$598,000	$1,702,000

 NOTE 7—PREFERRED STOCK

The Company is authorized to issue 20 million shares of preferred stock.

Series G, H, I and L Preferred Stock are entitled to receive dividends payable on the stated value of the preferred stock at a rate of six percent (6%) per annum, which shall be cumulative, accrue daily from the issuance date and be due and payable on the first day of each calendar quarter.  Such dividends accrue whether or not declared, but no dividend shall be paid unless there are profits, surplus or other funds legally available for the payment of dividends.  Dividends are payable in cash or Class A common stock, at the option of the holder.  The accumulation of unpaid dividends shall bear interest at a rate of six percent (6%) per annum.  At June 30, 2010 and December 31, 2009, accrued and unpaid dividends related to the preferred stock are approximately $4.3 million and $3.1 million thousand, respectively.  The Company’s Series A Preferred Stock does not accrue dividends.

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

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, and before any junior security of the Company, the holders of preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share equal to the stated value of the holder’s respective preferred stock series plus the aggregate amount of accumulated but unpaid dividends on each share of preferred stock.  If, upon a liquidation event, the assets of the Company are insufficient to permit payment in full to such holders of the aggregate amount that they are entitled to be paid by their respective terms, then the entire assets, or proceeds thereof, available to be distributed to the Company’s stockholders shall be distributed to the holders of the preferred stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.  The liquidation value of Series A, G, H, I, and L as of June 30, 2010 were approximately $155 thousand, $13.9 million, $4.5 million, $18.1 million and $11.1 million, respectively.

The table below sets forth the preferred stock outstanding as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
Series A	155	155
Series G	1,200	1,200
Series H	400	400
Series I	1,650	1,650
Series L	1,050	1,050
	4,455	4,455

Series A Preferred Stock

As of June 30, 2010, 155 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were outstanding. There were no issuances of Series A Preferred Stock during the six months ended June 30, 2010.  Each share of Series A Preferred Stock is convertible into 2,000 shares of Class A common stock, subject to adjustment for stock dividend, stock split or combination, reclassification, reorganization, consolidation, merger or sale of all or substantially all of the assets or certain other corporate events.  As of June 30, 2010, the outstanding shares of Series A Preferred Stock were convertible into 310,000 shares of Class A common stock.

 Series G Preferred Stock

As of June 30, 2010, each share of Series G Convertible Preferred Stock (“Series G Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series G Conversion Price”).  If on July 15, 2011, any share of Series G Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A Common Stock underlying the Series G Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series G Preferred Stock into Class A common stock at the then applicable Series G Conversion Price.

No shares of Series G Preferred Stock were issued during the six month period ended June 30, 2010.

As of June 30, 2010, 1,200 shares of Series G Preferred Stock were outstanding and convertible into 436,363,636 Class A common shares.

Series H Preferred Stock

As of June 30, 2010, each share of Series H Convertible Preferred Stock (“Series H Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series H Conversion Price”).   If on July 15, 2011, any share of Series H Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series H Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series H Preferred Stock into Class A common stock at the then applicable Series H Conversion Price.

No shares of Series H Preferred Stock were issued during the six month period ended June 30, 2010.

As of June 30, 2010, 400 shares of Series H Preferred Stock were outstanding and convertible into 145,454,545 Class A common shares.

Series I Preferred Stock

As of June 30, 2010 each share of Series I Convertible Preferred Stock (“Series I Preferred Stock”) is convertible at any time, at the option of the holder, into that number of shares of Class A common stock equal to $10,000 divided by $0.0275 (the “Series I Conversion Price”).  If on July 15, 2011 any share of Series I Preferred Stock remains outstanding and a registration statement covering the resale of all of the Class A common stock underlying the Series I Preferred Stock is effective and has been effective for 90 days prior to such date, the Company must convert each share of the Series I Preferred Stock into Class A common stock at the then applicable Series I Conversion Price.

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

No shares of Series I Preferred Stock were issued during the six month period ended June 30, 2010.

As of June 30, 2010, 1,650 shares Series I Preferred Stock were outstanding and convertible into 600,000,000 Class A common shares.

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

No shares of Series L Preferred Stock were issued during the six month period ended June 30, 2010.

As of June 30, 2010, 1,050 shares Series L Preferred Stock were outstanding and convertible into 1,050,000,000 Class A common shares.

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

Subsequent to the Share Exchange, management determined Zurvita to be a variable interest entity due to affiliated parties participating in the design of the entity and insufficient equity investment at risk to permit Zurvita to finance its activities without requiring additional subordinated financial support.  Management also determined Amacore to be the primary beneficiary and has included the accounts of Zurvita within its consolidated financial statements.  Significant factors that led to this determination were: (i) Amacore’s power to direct the activities of Zurvita that most significantly impacts Zurvita’s economic performance and (ii) the obligation of Amacore to absorb losses of Zurvita that could potentially be significant to Zurvita or the right to receive benefits from Zurvita that could potentially be significant to Zurvita.  Additionally, since Amacore owns 65.14% of Zurvita and is a majority stockholder, Amacore has determined it has implicit financial responsibility to ensure Zurvita operates as designed when determining whether it has the power to direct the activities of Zurvita that most significantly impacts the entity’s economic performance.

During the six months ended June 30, 2010, Amacore’s ownership interest changed from 66% to 65.14% as a result of the issuance of 453 thousand Zurvita common shares for consulting services, deferring certain contractual payments, and exercised options.  Amacore’s voting rights changed from 44 percent to 35 percent as a result of these common share issuances and the additional 5.3 million preferred shares issued subsequent to the Share Exchange. The schedule below shows the effects of this change on Amacore’s equity.

Net Loss Attributable to The Amacore Group, Inc. and
Transfers to the Noncontrolling Interest
For the Six Months Ended June 30, 2010

Net loss attributable to The Amacore Group, Inc.	$(6,153,703)
Increase in additional paid in capital from share issuances	246,634
Increase in additional paid in capital from reclassification of liability warrants to equity	41,579
Increase in additional paid in capital from disposition of ownership	126,315
Change from net loss attributable to The Amacore Group, Inc.
and transfers to noncontrolling interest	$(5,739,175)

As of June 30, 2010, the consolidated assets and liabilities of Zurvita are included in the consolidated balance sheet of the Company and are disclosed as follows:

June 30, 2010
ASSETS
Current assets
Cash	$1,173,606
Marketable securities (at fair value)	640,000
Accounts receivable	103,378
Deferred expenses	761,491
Deposits and other assets	52,822
Total current assets	2,731,297

Property, plant and equipment (net of accumulated depreciation of $54,886)	98,175

Deposits and other assets	123,549
Other intangible assets - marketing agreement	2,000,000
Total Assets	$4,953,021

LIABILITIES
Current liabilities
Accounts payable	$221,304
Loans and notes payable - current	287,458
Accrued expenses and other liabilities	413,464
Deferred revenue	966,040
Total current liabilities	1,888,266

Fair value of warrants	10,660,400
Fair value of share conversion feature	977,790
Loans and notes payable - long term	1,592,972
Total liabilities	$15,119,428

There are no restrictions as to the use of Zurvita’s assets as of June 30, 2010.

NOTE 10 – STOCK WARRANTS

 Amacore

Employee Stock Incentive Plan

The Company’s Stock Incentive Plan (the “Plan”) is administered by the Board of Directors or a committee thereof and provides for options to purchase 750,000 shares of Class A common stock to be granted under the Plan to employees, officers, directors, independent contractors and consultants to the Company.  The Plan authorizes the issuance of incentive stock options (“ISOs”), as defined in the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQSOs”) and stock appreciation rights (“SARs”).  Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and SARs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding Class A common stock of the Company or a subsidiary of the Company, the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each NQSO or SAR may not be less than 85% of the fair market value of the Class A common stock at the time of grant. Generally, options shall vest at 20%, per year, and shall be outstanding for ten years. As of June 30, 2010 and December 31, 2009, no options have been granted under the Plan.

Warrants

During the three and six months ended June 30, 2010, the Company issued no warrants to purchase either shares of Class A of Class B common stock.  At June 30, 2010, there were outstanding warrants to purchase approximately 438.0 million and 6.5 million shares of Class A and Class B common stock, respectively, exercisable at varying prices through 2014.

The following table summarizes the status of all warrants outstanding and exercisable at June 30, 2010:

Class A
Outstanding Warrants				Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Warrants	Weighted Average Exercise Price
$0.01 to $0.49	429,343,217	$ 0.37	3.44	428,530,717	$ 0.37
$0.50 to $0.99	7,850,000	$ 0.51	2.45	7,850,000	$ 0.51
$1.00 to $1.49	825,000	$ 1.10	1.96	700,000	$ 1.11
	438,018,217	$ 0.37	3.42	437,080,717	$ 0.37

Class B
Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$0.01 to $0.49	-	$ -	0.00
$0.50 to $0.99	6,465,000	$ 0.50	2.43
	6,465,000	$ 0.50	2.43

Equity Warrants

The following tables summarize activity for compensatory warrants classified as equity:

	Class A Warrants
	Six Months Ended June 30, 2010
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	13,125,000	$0.46	2.76	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or Expired	(300,000)	-	-	-
Outstanding at June 30, 2010	12,825,000	$0.46	2.32	$-
Exercisable at June 30, 2010	12,200,000	$0.46	2.29	$-

	Class B Warrants
	Six Months Ended June 30, 2010
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,965,000	$0.44	2.46	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or Expired	(1,500,000)	-	-	-
Outstanding and exercisable at June 30, 2010	6,465,000	$0.50	2.43	$-

A summary of the status of all Company’s non-vested equity warrants as of June 30, 2010, and the changed during the six months ended June 30, 2010, is presented below.  There were no non-vested outstanding Class B equity warrants outstanding as of June 30, 2010 or December 31, 2009, nor were there any issuances during the six months ended June 30, 2010.

	Class A Equity Warrants
	Six Months Ended
	June 30, 2010
	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2009	750,000	$0.59
Granted	-	-
Vested	(125,000)	0.16
Canceled or expired	-	-
Non-vested at June 30, 2010	625,000	$0.50

As of June 30, 2010, there was approximately $109 thousand of total unrecognized compensation cost related to non-vested warrants that is expected to be recognized over a weighted-average period of 0.65 years.  There were no vested warrants exercised during the six month period ended June 30, 2010 and therefore, no intrinsic value associated.  The intrinsic value of warrants exercised during the six month period ended June 30, 2009 was approximately $14 thousand.  The total fair value of warrants vested during the six month period ended June 30, 2010 and 2009 was $56 thousand and $142 thousand, respectively.

Liability Warrants

Certain of these warrants are liability instruments issued in conjunction with preferred stock and convertible promissory notes.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or not considered indexed to the Company’s stock.  At June 30, 2010, there were warrants to purchase 425.2 million shares of Class A common stock that were classified as liabilities.

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

 Assumptions used to determine the fair value of warrants at the six months ended June 30, 2010 and the year ended December 31, 2009 are as follows.

	June 30, 2010	December 31, 2009

Expected dividends	0%	0%
Expected volatility	145.5%	123.3%
Risk free interest rate	0.09% - 1.54%	0.53% - 2.62%
Expected life	3 - 5 years	3 - 5 years

There were no vested non-compensatory liability warrant issuances, exercises or expirations during the three months ended June 30, 2010.

A summary of the status of all of the Company's non-vested liability warrants as of June 30, 2010, and the changes during the six months ended June 30, 2010, is presented below.

	Class A Liability Warrants
	Six Months Ended,
	June 30, 2010
	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2009	625,000	$0.45
Granted	-	-
Vested	(312,500)	0.45
Exercised	-	-
Non-vested at June 30, 2010	312,500	$0.45

Stock Awards Issued

During the six months ended June 30, 2010 and 2009, zero and 19,757,377 shares of common stock were issued for various purposes, such as employment compensation and for goods and services, respectively.  The Company’s stock awards consist of Class A and Class B common stock.  The grant date fair value is based on the share price as of the award date.  For the three and six month period ended June 30, 2010 and 2009 no share-based compensation was recognized within the Statement of Operations.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock-based compensation:
Payroll and employee benefits	$28,436	$67,483	$63,902	$147,710
Total	$28,436	$67,483	$63,902	$147,710

Zurvita

During the three and six months ended June 30, 2010, Zurvita issued warrants to purchase Zurvita common stock.  The effect of issuing these warrants is included in the consolidated financial statements of the Company.

The following table summarizes the status of all warrants outstanding and exercisable at June 30, 2010:

Outstanding Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	50,460,000	$ 0.14	6.26
$0.50 to $0.99	1,502,638	$ 0.52	1.30
	51,962,638	$ 0.15	6.12

Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	50,460,000	$ 0.14	6.26
$0.50 to $0.99	1,402,638	$ 0.52	1.07
	51,862,638	$ 0.15	6.12

Compensatory Equity Warrants

During the six months ended June 30, 2010, Zurvita issued compensatory equity warrants to purchase an aggregate of approximately 1.5 million shares of common stock.  There were approximately 2.2 million non-compensatory warrants outstanding as of June 30, 2010, all of which were classified as equity.

Assumptions used to determine the fair value of the compensatory warrants granted during and at the three months ended June 30, 2010 are as follows.  There were no compensatory warrants granted during the year ended December 31, 2009.

June 30, 2010

Expected dividends	0%
Expected volatility	65%
Risk free interest rate	0.21% - 1.63%
Expected life	6 months - 5 years

The following table summarizes the activity for compensatory warrants classified as equity for the six months ended June 30, 2010.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-	$-	-	$-
Reclass from liability to equity	700,000	$0.25	4.37
Issued	1,536,191	0.52	-	-
Exercised	(33,553)	0.50	-	-
Cancelled or expired	-	-	-	-
Outstanding at June 30, 2010	2,202,638	$0.43	2.28	$-
Exercisable at June 30, 2010	2,102,638	$0.43	2.17	$-

There were approximately 34 thousand warrants exercised during the six months ended June 30, 2010 with an associated intrinsic value of approximately $8.4 thousand.  There were no warrants exercised during the six months ended June 30, 2009 and therefore no intrinsic value associated.  The total fair value of warrants vested during the six months ended June 30, 2010 was approximately $22 thousand.  The weighted average grant date fair value of warrants granted during the six months ended June 30, 2010 was $0.02.

A summary of the activity of Zurvita's non-vested compensatory equity warrants as of the June 30, 2010 and December 31, 2009.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2009	-	$-
Issued	1,536,191	0.02
Exercised	(33,553)	0.00
Vested	(1,402,638)	0.02
Non-vested at June 30, 2010	100,000	$0.07

Non-compensatory Liability Warrants

During the three and six months ended June 30, 2010, Zurvita issued in conjunction with preferred stock non-compensatory warrants to purchase an aggregate of approximately 13.2 million shares of common stock.  There were approximately 49.8 million non-compensatory warrants outstanding as of June 30, 2010, all of which were classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within Zurvita’s control or because they are not considered indexed to Zurvtia’s stock.

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

Assumptions used to determine the fair value of the stock options and warrants granted during and at the six months ended June 30, 2010 and the year ended December 31, 2009 are as follows.

	June 30, 2010	December 31, 2009

Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	1.45% - 2.49%	1.56% - 3.36%
Expected life	7 years	7 years

A summary of the activity of Zurvita's non-compensatory warrants classified as liabilities on the balance sheet during the six months ended June 30, 2010 is presented below.

	Non- Compensatory Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2009	36,560,000	$0.10	6.59
Issued	13,200,000	0.25	6.82
Exercised	-	-	-
Cancelled or expired	-	-	-
Outstanding and exercisable at June 30, 2010	49,760,000	$0.14	6.29

A summary of the status of the Company's non-vested shares as of the six months ended June 30, 2010, and the changes during the six months ended June 30, 2010 is presented below.

	Non- compensatory Warrants	Weighted Average Grant-Date Fair Value

Non-vested at December 31, 2009	-	$-
Issued	13,200,000	0.08
Exercised	-	-
Vested	(13,200,000)	-
Non-vested at June 30, 2009	-	$-

Zurvita Stock Awards Issued

On July 30, 2009, Zurvita granted to an executive 7.2 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement.  These shares will be issued in accordance with the vesting period or upon completion of certain performance measures.  Half of the 7.2 million shares, 3.6 million shares, vest on July 30, 2010 and the remaining 3.6 million shares vest on July 30, 2011.  The grant date fair value was $180 thousand. For the three and six months ended June 30, 2010 approximately $54 thousand and $145 thousand, respectively, of share-based compensation was recognized within the Statement of Operations.  For the three and six months ended June 30, 2009, no share-based compensation was recognized within the Statement of Operations.  Zurvita utilized an independent expert valuation specialist to determine the fair value of stock issued.  The common stock’s fair value was estimated to be $0.04325 per share at the time of issuance.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2010 and 2009, Zurvita recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, within the Statement of Operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock-based compensation:
Professional fees	$-	$-	$28,343	$-
Payroll and employee benefits	58,415	23,291	116,829	53,748
Total	$58,415	$23,291	$145,172	$53,748

NOTE 11 – LEGAL PROCEEDINGS

Ty Bruggemann, Paul Johnson, Thomas Welch, Rocky Williams, Richard Burton, and Kim Fleischer v. The Amacore Group, Inc., Jay Shafer, Shad Stastney, Chris Phillips, Clark A. Marcus, Giuseppe Crisafi, Guy Norberg, Jerry Katzman, Vicis Capital, LLC, and John Doe 1-100; In the United States District Court, Middle District of Florida; Case No. 2:09-cv-02562-JSM-MAP.  In April, 2009, Amacore initiated The Amacore Group, Inc. v. Ty Bruggemann, Thomas Welch, Paul Johnson, Lifeguard Benefit Services, Inc., Consumer Assistance Services Association, Direct Medical Network Solutions, Inc.; In the United States District Court, Middle District of Florida, Tampa Division; Case No. 8:09-cv-00748-JSM-TGW (the “Florida Litigation”) against the named individuals and companies asserting fraud in the inducement with respect to an October 12, 2007, Agreement of Plan and Merger between Amacore Group, Inc. (“Amacore”), LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. (“Lifeguard”) (“Agreement”). Alternatively, Amacore initiated this litigation to dispute or modify certain adjustments that were to be made on or about April 12, 2009, pursuant to the terms of the Agreement. Amacore asserted causes of action against the defendants including fraud in the inducement, negligent misrepresentation, conspiracy to commit fraud, breach of contract, theft and conversion, unjust enrichment, and a demand for an accounting. In September 2009, despite knowledge of the pending Florida Litigation, the above named plaintiffs initiated the New Jersey Litigation against Amacore and other named individuals and companies for allegations arising from the same transaction or occurrence giving rise to the Florida Litigation described below. Plaintiffs asserted claims against the defendants for fraud in the inducement, common law fraud, breach of fiduciary duties, breach of contract, unjust enrichment, breach of covenant of good faith and fair dealing, New Jersey consumer fraud statute, conversion, declaratory judgment, and sought to pierce the corporate veil, all arising from disputes between the parties regarding the Agreement of Plan and Merger between Amacore Group, Inc., LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. dated on or about October 12, 2007. Amacore and the individually named defendants who are or were officers or directors of Amacore responded by filing a motion to dismiss based upon jurisdictional and other grounds.  On December 16, 2009 the District Court of New Jersey granted Amacore’s motion to transfer the case to the District Court of the Middle District of Florida. In response to a motion to consolidate, the District Court of the Middle District of Florida designated New Jersey Litigation as the surviving case.  The Florida Litigation was stricken by the Court on March 4, 2010, because the matter described below was substantially similar to the transferred New Jersey Litigation and pending in the same court. Amacore was granted leave to assert its counterclaim in the below referenced matter to preserve its claims.  Amacore has asserted its counterclaim in the above referenced matter to preserve its claims.  Amacore has not yet answered the complaint.  In July 2010, the District Court of the Middle District of Florida granted in part and denied in part motions to dismiss various counts against Amacore and other named defendants originally filed in New Jersey.  Plaintiffs have propounded discovery on Defendant Amacore.  Amacore will vigorously defend against all of the allegations and will assert a counterclaim against Plaintiffs.

Caroline McDonald v. The Amacore Group, Inc., Superior Court of New Jersey, Union County, Case No. UNN-L-790-09; United States District Court, District of New Jersey, Case. No. 2:09-cv-01608-SDW-MCA; on March 10, 2009, Caroline McDonald, a former employee, filed a Civil Action alleging that Amacore had breached her Employment Agreement by wrongfully terminating her shortly after she commenced her employment in May, 2007.  Subsequently, the Court transferred the Civil Action to the District Court.  Liability in this matter is disputed.   Discovery has not yet begun. Amacore will vigorously defend against all of the allegations and plans to assert a counterclaim against Plaintiff.

As of June 30, 2010, Amacore was involved in various additional lawsuits, legal proceedings, claims or disputes arising in the normal course of business.  The outcome of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows.

NOTE 12 - RELATED PARTY TRANSACTIONS

Branding and Agent Fees

LifeGuard had marketed a membership product, which it licensed from DirectMedical, a company 33% owned by a former majority shareholder of LifeGuard.   LifeGuard had paid DirectMedical a branding fee based on the number of memberships sold. During the six month period ended June 30, 2010 and 2009, LifeGuard paid DirectMedical approximately $60.7 thousand and $244 thousand, respectively, in branding fees.  In addition, LifeGuard owed DirectMedical approximately $485 thousand and $485 thousand as of June 30, 2010 and December 31, 2009, respectively, for unpaid branding fees.  Branding fees are included in sales commissions in the accompanying Statements of Operations.

The agent of record for USHBG is an immediate family member of the president of USHBG.  For the three and six month period ended June 30, 2010, the Company has paid approximately $0 thousand and $12 thousand, respectively, and $64 thousand and $140 thousand, respectively, for the three and six month period ended June 30, 2009, for agent fees.

 Commissions Paid

There are immediate family members of Mr. Jarvis (Zurvita Co-Chief Executive Officer) who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which amounted to approximately $15 thousand and $38 thousand, respectively, for the six month period ended June 30, 2010 and approximately $32 thousand and $27 thousand, respectively, for the six month period ended June 30, 2009. These amounts were for work they performed on behalf of the Company.

Notes Payable

As part of the 2007 acquisition agreement between the Company and JRM, the Company assumed $287 thousand of liabilities of which $163 thousand and $69 thousand represented personal credit card balances and business credit lines, respectively. The liabilities are personally guaranteed by two of the Senior Vice Presidents of the JRM and are recorded within the Company’s notes and loans payable category of the Balance Sheet.  As of June 30, 2010 and December 31, 2009, the outstanding balance of these personal credit cards and business credit lines was approximately $173 thousand and $185 thousand, respectively.

Zurvita recognized approximately $75 thousand and $149 thousand of interest expense for the three and six months ended June 30, 2010 with respect to a note payable due OmniReliant, who is a significant shareholder of Zurvita.   Of the interest expense recognized, approximately $61 thousand was deferred and added to the principal of the note.  The remaining interest due OmniReliant was accrued and will either be paid or deferred at Zurvita’s election based upon the contractual terms of the note payable.  No such related party interest expense was incurred during the six month ended June 30, 2009.

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

Summarized financial information concerning the Company's reportable segments for the three months ended June 30, 2010 and 2009 are shown in the following tables, followed by a  reconciliation of segment revenue and assets to consolidated revenue and assets is as follows:

	For the Three Months Ended June 30, 2010
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$1,597,300	$547,666	$1,582,757	$37,978	$903,900	$4,669,601

Net loss before in income taxes	$(489,909)	$(516,509)	$(5,116,063)	$(112,466)	$(773,226)	$(7,008,173)

Income taxes	-	-	23,308	-	-	23,308

Net loss	$(489,909)	$(516,509)	$(5,139,371)	$(112,466)	$(773,226)	$(7,031,481)

Depreciation and amortization	$100,855	$35,173	$9,061	1,192	20,696	$166,977

	For the Three Months Ended June 30, 2009
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$5,758,322	$1,014,111	$1,211,835	$37,210	$222,418	$8,243,896

Net (loss) income before income taxes	$(212,726)	$(280,748)	$(1,359,420)	$(126,478)	$1,074,096	$(905,276)

Income taxes	-	-	-	-	-	-

Net (loss) income	$(212,726)	$(280,748)	$(1,359,420)	$(126,478)	$1,074,096	$(905,276)

Depreciation and amortization	$157,473	$181,907	$8,452	$1,192	$22,968	$371,992

	For the Three Months Ended June 30,
	2010	2009
Revenues
Total revenues for reportable segments	$4,669,601	$8,243,896
Elimination of intersegment revenues	(364,601)	(802,507)
Total consolidated revenue	$4,305,000	$7,441,389

Net loss
Net total loss for reportable segments	$(7,031,481)	$(905,276)
Elimination of intersegment profits	-	-
Net loss	$(7,031,481)	$(905,276)

Total interest expense for the three months ended June 30, 2010 for LifeGuard, Zurvita JRM and Corporate and Other was approximately $5 thousand, $80 thousand, $8 thousand, and $90 thousand, respectively.  For the three months ended June 30, 2009, total interest expense for LifeGuard, JRM and Corporate and Other was approximately $10 thousand, $9 thousand, and $55 thousand, respectively.

Summarized financial information concerning the Company's reportable segments for the six months ended June 30, 2010 and 2009 are shown in the following tables, followed by a  reconciliation of segment revenue and assets to consolidated revenue and assets is as follows:

	For the Six Months Ended June 30, 2010
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$5,480,074	$1,267,091	$3,329,762	$104,116	$1,278,309	$11,459,352

Net loss before in income taxes	$(505,280)	$(979,942)	$(6,323,261)	$(244,715)	$(313,880)	$(8,367,078)

Income taxes	-	-	23,308	-	-	23,308

Net loss	$(505,280)	$(979,942)	$(6,346,569)	$(244,715)	$(313,880)	$(8,390,386)

Total assets held	$1,760,393	$2,929,138	$5,996,445	$17,792	$1,469,849	$12,173,617

Depreciation and amortization	$200,606	$70,345	$18,072	$2,383	$41,916	$333,322

	For the Six Months Ended June 30, 2009
	LifeGuard	USHBG	Zurvita	JRM	Corporate and Other	Total

Total revenue	$11,475,111	$2,282,022	$2,344,974	$91,837	$369,229	$16,563,173

Net (loss) income before income taxes	$(647,130)	$(654,296)	$(2,612,100)	$(277,991)	$5,142,663	$951,146

Income taxes	-	-	-	-	-	-

Net (loss) income	$(647,130)	$(654,296)	$(2,612,100)	$(277,991)	$5,142,663	$951,146

Total assets held	$8,604,621	$6,155,383	$1,556,078	$207,454	$3,526,743	$20,050,279

Depreciation and amortization	$401,015	$363,530	$16,904	$2,383	$39,121	$822,954

	For the Six Months Ended June 30,
	2010	2009
Revenues
Total revenues for reportable segments	$11,459,352	$16,563,173
Elimination of intersegment revenues	(833,291)	(1,685,258)
Total consolidated revenue	$10,626,061	$14,877,915

Net (loss) income
Net total (loss) income for reportable segments	$(8,390,386)	$951,146
Elimination of intersegment profits	-	-
Net (loss) income	$(8,390,386)	$951,146

Assets
Total assets for reportable segements	$12,173,617	$20,050,279
Elimination of intersegment receivables	(2,538,631)	(1,514,327)
Elimination of intersegment note recievable	(1,039,000)	-
Total consolidated assets	$8,595,986	$18,535,952

Total interest expense for the six months ended June 30, 2010 for LifeGuard, Zurvita, JRM and Corporate and Other was approximately $10 thousand, $168 thousand, $16 thousand, and $168 thousand, respectively.  For the six months ended June 30, 2009, total interest expense for LifeGuard, USHBG, JRM and Corporate and Other was approximately $18 thousand, $2 thousand, $16 thousand and $119 thousand, respectively.

Intercompany Transactions

Intersegment revenue represents USHBG’s commission revenue from the sale of LifeGuard’s DirectMedical product and the Company’s Smarthealth Advantage product.  The intersegment receivable represents the amount of unpaid commissions due to USHBG from LifeGuard.

Intersegment note receivable represents a demand note payable between the Company and Zurvita.

 Significant Non-Cash Transactions

A significant non-cash transaction took place during the three and six month period ended June 30, 2010 in regards to the valuation of warrants.  Certain of the Company’s warrants are recorded at fair value with changes in their fair value reflected in the Company’s consolidated Statement of Operations.  For the three months ended June 30, 2010, the loss on change in fair value of warrants was $3.7 million which included a $4.1 million loss recognized from the change in fair value of Zurvita’s issued warrants for the three months ended June 30, 2010.  For the six months ended June 30, 2010, the loss on change in fair value of warrants was $1.8 million which included a $4.1 million loss recognized from the change in fair value of Zurvita’s issued warrants for the six months ended June 30, 2010.

NOTE 14 – SUBSEQUENT EVENTS

Amacore

On July 9, 2010, the Company abandoned its USHBG division. USHBG has historically operated as an inbound lead generation telemarketing operation primarily marketing major and limited medical benefit plans. Factors that led to this decision were the continued operating losses of the division and the increased operating cash requirements of the division due to recent contract terminations.  Except for USHBG’s president, all employees and all independent sales agents have been terminated.  The Company has made severance payments to such employees and agents of approximately $60 thousand and is currently negotiating the termination and severance for USHBG’s president. In the third quarter, the division will recognize a loss of approximately $431 thousand on the disposal of its property, plant and equipment.  This meets the requirements for discontinued operations and will be presented as such in the Form 10-Q for the period ending September 30, 2010.

On August 11, 2010, Amacore issued a promissory note in the amount of $1.7 million to Zurvita which memorialized prior loans made to the Company.  The note is unsecured and pays 6% interest and is payable on demand.

Zurvita

On July 14, 2010, approximately 3.72 million compensatory warrants with an exercise price of $0.20 and a contractual life of five years were granted to employees and consultants for past and future services.  Of the total warrants granted, 879 thousand were immediately exercisable with the remainder vesting quarterly over two years.

On August 4, 2010, Zurvita issued 525 thousand shares with respect to a cashless exercise of 560 thousand warrants with an exercise price of $0.0625.

On August 1, 2010, approximately 1.1 million warrants with an exercise price $0.50 and a contractual life of 6 months expired.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through June 2011, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita’s anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010 (the “2010 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

•
Results of operations – This section provides an analysis of our results of operations comparing the three and six months ended June 30, 2010 and 2009.  This analysis is provided on a consolidated and operating segment basis.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the six months ended June 30, 2010 and 2009 as well as a discussion of our liquidity and capital resources.

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

The Company operates through five different business divisions:

•
LifeGuard Benefit Services Division – This division historically has generated revenue primarily from the sale of healthcare benefit membership plans and provides product fulfillment, customer support, membership billing, claims administration, provider membership network maintenance and information technology.    With the recent marketing and servicing contract terminations between LifeGuard and Direct Medical Network Solutions, Inc. (“DirectMedical”) and Consumer Assistance Service Association (“CASA”), this division is now mainly providing its supporting services to other divisions. The Company operates this division through LifeGuard Benefit Services, Inc., a wholly owned subsidiary of the Company (“LifeGuard”).

•
U.S. Health Benefits Group Division – This division is an inbound lead generation telemarketing operation primarily marketing major and limited medical benefit plans.  The Company has operated this division through US Health Benefits Group, Inc., US Healthcare Plans, Inc. and On the Phone, Inc., each a wholly owned subsidiary of the Company  (collectively, “USHBG”).  Effective July 9, 2010, the Company shut down this division due to continued operating losses and the increased operating cash requirements of the division due to recent contract terminations.

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

•
Corporate and Other Division – This division provides management and financial support to the Company’s various divisions and is responsible for corporate governance and compliance. The division has primarily operated as a cost center and recognized limited revenue from strategic marketing initiatives with respect to sale of healthcare membership benefit plans.  However, with the shutdown of JRM and USHBG operations and the contract termination between DirectMedical, CASA and LifeGuard, this division has added revenue generation as a major aspect of its operations. The Company operates this division through The Amacore Group, Inc. and its wholly owned subsidiary Amacore Direct Marketing, Inc.

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

During the six months ended June 30, 2010, Amacore’s ownership interest changed from 66% to 65.14% as a result of 453 thousand Zurvita common shares issued for consulting services, deferring certain contractual payments, and exercised options.  Amacore’s voting rights changed from 44 percent to 35 percent as a result of these common share issuances and the additional 5.3 million preferred shares issued subsequent to the Share Exchange.

On February 16, 2010, the Marketing Agreement dated November 7, 2006 by and between USHBG and DirectMedical was terminated by USHBG for cause.

On February 26, 2010, LifeGuard accepted the termination dated February 25, 2010 from DirectMedical and Consumer Assistance Services Association with respect to certain marketing and servicing agreements specific to DirectMedical products.  Historically, DirectMedical represented a significant portion of USHBG’s and LifeGuard’s revenue.  The Company had secured another limited medical product to replace DirectMedical.  However, on June 14, 2010, the Company received notification that United States Life Insurance Company (“US Life”), the underwriter of the Company’s limited medical benefit products, was terminating its insurance contracts in the broader marketplace, including those in place with the Company with regard to limited medical insurance, effective October 1, 2010 in accordance with the terms of the its contract with the Company.   The Company has accepted the termination and is working with US Life on a transition program. The Company is working to develop relationships with alternate underwriters for its limited medical benefit programs.  It is expected that the Company’s consolidated revenues will be lower as compared to prior year until an alternate underwriter is selected and the replacement product’s recurring membership volume is comparable to DirectMedical’s at the time of contract cancelations and/or other product marketing initiatives in development are launched.

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

On July 9, 2010, the Company shut down its USHBG division. USHBG has historically operated as an inbound lead generation telemarketing operation primarily marketing major and limited medical benefit plans. Factors that led to this decision were the continued operating losses of the division and the increased operating cash requirements of the division due to recent contract terminations.

Consolidated Results of Operations

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Revenues	$4,305,000	$7,441,389	$(3,136,389)	$10,626,061	$14,877,915	$(4,251,854)
Cost of Sales	2,647,704	4,875,325	(2,227,621)	6,642,596	9,546,515	(2,903,919)
Gross Profit	1,657,296	2,566,064	(908,768)	3,983,465	5,331,400	(1,347,935)

Operating Expenses	4,755,716	7,558,821	(2,803,105)	10,231,650	15,023,442	(4,791,792)
Operating Loss	(3,098,420)	(4,992,757)	(1,894,337)	(6,248,185)	(9,692,042)	(3,443,857)

Other (Expense) Income	(3,909,753)	4,087,481	(7,997,234)	(2,118,893)	10,643,188	(12,762,081)

Net (Loss) Income before Income Taxes	(7,008,173)	(905,276)	6,102,897	(8,367,078)	951,146	9,318,224
Income Taxes	23,308	-	23,308	23,308	-	23,308
Net (Loss) Income	(7,031,481)	(905,276)	6,126,205	(8,390,386)	951,146	9,341,532

Less: Net Loss Attributed to Non-Controlling Interest in Zurvita Holdings, Inc.	1,802,259	-	1,802,259	2,236,683	-	2,236,683
Net (Loss) Income Attributed to The Amacore Group, Inc.	(5,229,222)	(905,276)	4,323,946	(6,153,703)	951,146	7,104,849

Preferred Stock Dividend	(645,000)	(522,278)	122,722	(1,290,000)	(970,445)	319,555

Net Loss Available to Common Stockholders	$(5,874,222)	$(1,427,554)	$4,446,668	$(7,443,703)	$(19,299)	$7,424,404

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)		$(0.01)	$(0.00)

Revenue:

Total revenue was approximately $4.3 million and $10.6 million for the three and six months ended June 30, 2010, a decrease of $3.1 and $4.3 million from total revenue of approximately $7.4 million and $14.9 million for the same periods in 2009.  The decrease in revenue for the three and six months ended is mainly attributable to the February 16, 2010 cancelation of a marketing agreement between USHBG and DirectMedical, in addition to the February 26, 2010 cancelation of a servicing agreement between LifeGuard and DirectMedical and CASA.  The marketing and servicing agreements were specific to DirectMedical’s limited medical product that USHBG marketed and LifeGuard serviced.

Cost of Sales:

Cost of sales for the three and six months ended June 30, 2010 was approximately $2.6 million and $6.6 million, a decrease of approximately $2.2 million and $2.9 million from total cost of sales of $4.9 million and $9.5 million for the respective period in 2009.  The decrease in cost of sales is a result of lower commissions paid as revenue declined.

Gross Profit:

Gross profit was approximately $1.7 million and $4.0 million for the three and six months ended June 30, 2010, respectively, as compared to approximately $2.6 million and $5.3 of revenue for the three and six months ended June 30, 2009, respectively.  The decrease in gross profit is related to the overall decline in revenue.  Although revenue and gross profit declined, the Company’s gross profit percentage has increased to 38% for the three and six months ended June 30, 2010 as compared to 34% and 36% for the three and six months ended June 30, 2009, respectively.  The improvement in gross profit percentage is a result of improvement in Zurvita’s gross margin.

Operating Expenses:

Operating expenses for the three and six months ended June 30, 2010 were approximately $4.8 million and $10.2 million, respectively, as compared to $7.6 million and $15 million for the same periods in 2009.

The table below sets forth components of our operating expenses for the three and six months ended June 30, 2010 and 2009:

	For Three Months Ending June 30,			For Six Months Ending June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)

Amortization	$100,282	$257,139	$(156,857)	$199,929	$598,730	$(398,801)
Depreciation	66,695	114,853	(48,158)	133,393	224,225	(90,832)
Office related expenses	686,289	579,236	107,053	1,394,954	1,285,983	108,971
Payroll and benefits	1,886,958	2,405,069	(518,111)	4,122,322	4,712,298	(589,976)
Professional fees	702,715	2,603,449	(1,900,734)	1,479,835	4,634,268	(3,154,433)
Selling and marketing	1,181,590	1,518,654	(337,064)	2,670,343	3,348,581	(678,238)
Travel	131,187	80,421	50,766	230,874	219,357	11,517
Total operating expenses	$4,755,716	$7,558,821	$(2,803,105)	$10,231,650	$15,023,442	$(4,791,792)

Depreciation and amortization expense for the three and six months ended June 30, 2010, was approximately $167 thousand and $333 thousand, respectively, a decrease of approximately $205 thousand and $490 thousand over the same prior year period.   This decrease is mainly attributable to lower carrying balances of finite-lived intangible assets between the years as a result of an impairment loss taken for the year ended December 31, 2009.

Office related expenses include rent, insurance, utilities and office maintenance. For the three months ended June 30, 2010, these expenses were approximately $160 thousand, $86 thousand, $181 thousand and $259 thousand, respectively.  For the six months ended June 30, 2010, these expenses were approximately $324 thousand, $193 thousand, $382 thousand, and $496 thousand, respectively.  The overall increase is a result of growth of the Zurvtia’s operations.

Professional fees consist of consulting, accounting fees, contract labor and legal costs and litigation accruals. For the three months ended June 30, 2010, these costs were approximately $280 thousand, $90 thousand, $58 thousand and $275 thousand, respectively.  For the six months ended June 30, 2010, these costs were approximately $560 thousand, $306 thousand, $89 thousand, and $524 thousand, respectively.  During the three and six months ended June 30, 2009, the Company was involved in various legal proceedings and undergoing a first year audit with new independent auditors.  A significant legal settlement in the amount of $1.7 million was accrued as of June 30, 2009.  This accounts for the majority of the decrease between the years with the remaining attributable to accounting and audit services.

Payroll and benefits-related expenses for the three and six months ended June 30, 2010 were approximately $1.9 million and $4.1 million, a decrease of $518 thousand and $590 thousand over the same prior year period.  The decrease is a result of the Company’s cost reduction strategies employed over the past year.

Selling and marketing expenses for the three and six months ended June 30, 2010 were approximately $1.2 million and $2.7 million, a decrease of approximately $337 thousand and $678 thousand over the same prior year period.  The overall decrease is attributable to fewer credit card processing fees as a result of lower revenue, less paying of leader subsidy payments to certain of Zurvita’s sales force leaders, and less lead purchasing at USHBG due to lead management strategies employed to effectively and efficiently reduce overall customer acquisition costs.

Travel expenses for the three and six months ended June 30, 2010 were approximately $131 thousand and $231 thousand, an increase of $51 thousand and $12 thousand over the same prior year period.  The increase is a result of Zurvita’s growth in operations as well as the timing of its national conference as compared to prior year

Loss from operations before other income and expense:

Loss from operations was approximately $3.1 million and $6.2 million for the three and six months ended June 30, 2010, respectively, as compared to approximately $5 million and $9.7 million for the three and six months ended June 30, 2009, respectively.  Excluding intangible asset amortization and property, plant, and equipment depreciation which are significant non-cash expenses, the loss from operations was $2.9 million and $5.9 million for the three and six months ended June 30, 2010, respectively, as compared to approximately $4.6 million and $8.9 million for the three and six months ended June 30, 2009.  The decrease of approximately $1.7 million and $3 million for the three and six months ended is a result of the Company’s cost reduction and containment strategies employed over the past year.

Other Income (Expense)

(Loss) gain on change in fair value of warrants

Certain of the Company’s warrants are recorded at fair value with changes in their fair value reflected in the Company’s consolidated Statement of Operations.  For the three and six months ended June 30, 2010, the loss on change in fair value of warrants was $3.7 million and $1.8 million, respectively, while an approximate $4.2 million and $10.8 million gain was incurred during the three and six months ended June 30, 2009.  Excluding a $4.1 million loss recognized from the change in fair value of Zurvita’s issued warrants for the three and six months ended June 30, 2010, a gain of approximately $384 thousand and $2.3 million resulted from the change in fair value of Amacore’s issued warrants for the three and six months ended June 30, 2010.  The decrease in the gain on Amacore’s warrants is attributable to the market price used in fair valuing the warrants decreasing to $0.05 from $0.12 as of June 30, 2009 and December 31, 2008, respectively, which resulted in an approximately $10.8 million gain, while the fair value of the warrants decreased to $0.003 from $0.03 as of June 30, 2010 and December 31, 2009, respectively, resulting in only a $2.3million gain.  The overall $4.1 million unrealized loss on Zurvita’s warrants is a result of a the increase in market price used in fair valuing the Zurvita warrants from $0.17 at time of issuance to $0.36 as of June 30, 2010. These gains and losses are a non-cash item not impacting operating cash flows or results of operations.  See Note 5 – Assets and Liabilities Measured at Fair Value to the financial statements contained elsewhere in this report for additional information with respect to the calculation of change in fair value of warrants for the three and six months ended June 30, 2010.

Loss on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within a convertible note payable that Zurvita issued on October 9, 2009.  The Company has determined the conversion feature to be a derivative instrument and has recorded it at fair value.  We recorded an unrealized loss from the adjustment to fair value on the conversion feature for the three and six months ended June 30, 2010 of approximately $426 thousand and $400 thousand, respectively.  No share conversion feature existed at June 30, 2009.  This loss is a non-cash item not impacting operating cash flows or results of operations. See Note 5– Assets and Liabilities Measured at Fair Value to the financial statements contained elsewhere in this report for additional information with respect to the calculation of change in fair value of warrants for the three months ended June 30, 2010.

Gain on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis.  The Company recorded an unrealized gain of $400 thousand for the three and six months ended June 30, 2010, respectively.  No marketable securities existed during the three and six months ended June 30, 2009.  This gain is a non-cash item not impacting operating cash flows or results of operations. See Note 5– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the determination of fair value.

Interest expense

Interest expense for the three and six months ended June 30, 2010 was approximately $183 thousand and $362 thousand, respectively, as compared to approximately $74 thousand and $155 thousand for the same period in 2009.  Interest expense increased $108 thousand and $208 thousand, respectively, as a result of additional notes payable issued in the principal amount of approximately $2.5 million.

Income taxes:

For the three and six months ended June 30, 2010, the Company estimated approximately $23 thousand in Texas Franchise Tax, respectively, respectively.  For the three and six months June 30, 2009 the Company had no provision for income taxes.  The Company realized no tax benefit from the deferred tax asset resulting from net operating loss carryforwards as the deferred tax asset has been fully reserved.

Net (loss) income:

The Company’s net loss amounted to approximately $7 million and $8.4 million for the three and six months ended June 30, 2010, as compared to a net loss of approximately $905 thousand and net income of approximately $951 thousand for the three and six months ended in 2009.   The approximate $6.1 million and $9.3 million overall increase in net loss for the three and six months ended June 30, 2010, respectively, is attributable to a reduction in the gains recognized from the fair valuing of the Company’s warrants which was partially offset by successful cost reduction and containment strategies employed over the past six months

Net (loss) attributed to non-controlling interest in Zurvita Holdings, Inc.:

Amacore owns 65.14% of Zurvita.   Therefore, net loss attributed to the non-controlling interest in Zurvita represents 34.86% of Zurvita’s net loss.  Zurvita’s net loss for the three months ended June 30, 2010 was $5.2 million of which $3.4 million represents Amacore’s portion and $1.8 million represents the non-controlling interest’s portion of Zurvita’s net loss.  Zurvita’s net loss for the six months ended June 30, 2010 was $6.4 million of which $4.2 million represents Amacore’s portion and $2.2 million represents the non-controlling interest’s portion of Zurvita’s net loss.  Amacore’s portion is recognized within the financial statement caption “Net loss attributed to The Amacore Group, Inc.” of the consolidated Statement of Operations.

Net (loss) income attributed to The Amacore Group, Inc.:

After reducing consolidated net loss by the amount allocated to the non-controlling interest in Zurvita, the net loss attributed to The Amacore Group, Inc. before preferred stock dividends was approximately $5.2 million and $6.2 million for the three and six months ended June 30, 2010, respectively, as compared to approximately $905 thousand loss and $951 gain for the three and six months ended June 30, 2009, respectively. The increase in net loss of approximately $4.3 million and $7.1 million between the periods is attributable to Amacore’s reduction of ownership of Zurvita from 100% to 65.14% offset by the increase in loses recognized on the change in fair value of the Company’s warrants.  During the three and six months ended June 30, 2009, Zurvita was a wholly-owned subsidiary and 100% of its net loss was included within consolidated net loss and net loss attributable to The Amacore Group, Inc.

Preferred stock dividends:

Preferred stock dividends amounted to approximately $645 thousand and $1.3 million for the three and six months ended June 30, 2010, respectively, as compared to $522 thousand and $970 thousand for the same periods in 2009.  An additional 6 million shares of preferred stock has been issued since June 30, 2009 which accounted for an additional $279 thousand of preferred stock dividends accrued.

Net (loss) income attributed to The Amacore Group, Inc. available to common stockholders:

After the effect of allocating to the non-controlling interest its portion of Zurvita’s net loss and after the effects of income taxes and preferred stock dividends, the net loss attributed to The Amacore Group, Inc. common stockholders was approximately $5.9 million and $7.4 million for the three and six months ended June 30, 2010 as compared to a net loss of approximately $1.4 million and $19 thousand for the three and six months ended June 30, 2009.  The increase of $4.4 million and $7.4 million for the three and six months ended June 30, 2010 is attributable to fewer gains recognized on fair valuing the Company’s warrants.

Loss per common share:

Loss per common share amounted to $0.01 and $0.00 for the three and six months ended June 30, 2010 and June 30, 2009, respectively.

 Segment Analysis

Lifeguard Division

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$1,597,300	$5,758,323	$5,480,074	$11,475,111

Cost of Sales	(1,263,116)	(4,352,496)	(4,104,435)	(8,742,247)

Gross Profit	334,184	1,405,827	1,375,639	2,732,864

Operating Expenses	(853,304)	(1,608,785)	(1,929,477)	(3,364,107)

Other Income (Expense)	29,211	(9,768)	48,558	(15,887)

Net Loss before Taxes	$(489,909)	$(212,726)	$(505,280)	$(647,130)

Income Taxes	-	-	-	-

Net Loss	$(489,909)	$(212,726)	$(505,280)	$(647,130)

LifeGuard’s revenue was approximately $1.6 million and $5.5 million for the three and six months ended June 30, 2010, respectively, compared to $5.8 million and $11.5 million for the three and six months ended June 30, 2009, respectively.  The decrease in revenue is attributable to DirectMedical’s and CASA’s termination of a servicing agreement specific to DirectMedical products.  Revenue for future periods is expected to be lower as this division is focusing on servicing its remaining members who were previously sold a non-DirectMedical insurance and/or lifestyle membership product.  The division will also continue to provide customer support, membership billing, claims administration and fulfillment for its residual members and the members of other reporting units.

Cost of sales decreased approximately $3.1 million and $4.6 million for the three and six months ended June 30, 2010 as compared to the same period in 2009.  The cost of sales decrease is a direct result of decreased revenue.  Operating expenses decreased approximately $755 thousand and $1.4 million for the three and six months ended June 30, 2010 compared to the same period in 2009.  With net loss increasing $277 thousand for the three months ended June 30, 2010 and decreasing $142 thousand for the six months ended June 30, 2010, as compared to the same period in 2009.  The overall decrease is a result of the Company’s cost reduction and containment strategies employed over the past year.

USHBG Division

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$547,666	$1,014,111	$1,267,091	$2,282,022

Cost of Sales	(259,306)	(348,908)	(596,650)	(694,712)

Gross Profit	288,360	665,203	670,441	1,587,310

Operating Expenses	(804,869)	(945,951)	(1,650,042)	(2,114,460)

Other Expense	-	-	(341)	(127,146)

Net Loss before Taxes	$(516,509)	$(280,748)	$(979,942)	$(654,296)

Income Taxes	-	-	-	-

Net Loss	$(516,509)	$(280,748)	$(979,942)	$(654,296)

USHBG revenues decreased to $548 thousand and $1.3 million for the three and six months ended June 30, 2010 as compared to $1.0 million and $2.3 million for the three and six months ended June 30, 2010.  The decrease is mainly due to the February 2010 cancellation of a marketing agreement between USHBG and DirectMedical. USHBG is no longer selling nor is required to exclusively sell DirectMedical’s suite of limited medical products.  DirectMedical has declined paying USHBG commissions on the existing block of business that USHBG generated for DirectMedical.  These commissions were paid to USHBG while the marketing agreement was in effect and were expected to be paid indefinitely in the event of contract termination.

Operating expenses decreased $141 thousand and $464 thousand for the three and six months ended June 30, 2010 as compared to prior year as a result of general operational cost reduction strategies and less lead purchasing due to lead management strategies employed to effectively and efficiently reduce overall customer acquisistion costs.

In addition, on June 9, 2010, the Company received notification from US Life it was terminating its insurance contracts in the broader marketplace, including those in place with the Company with regard to limited medical insurance, effective October 1, 2010 in accordance with the terms of the its contract with the Company.   The Company has accepted the termination and is working with US Life on a transition program. The Company is working to develop relationships with alternate underwriters for its limited medical benefit programs.  Revenue generated from any future limited medical sales is expected to be recognized within The Amacore Group, Inc. and Amacore Direct Marketing subsidiaries.

On July 9, 2010, the Company shut down USHBG. Factors that led to this decision were the continued operating losses of the division and the increased operating cash requirements of the division due to recent contract terminations. Except for USHBG’s president, all employees and all independent sales agents have been terminated.  The Company has made severance payments to such employees and agents of approximately $60 thousand and is currently negotiating the termination and severance for USHBG’s president. The division recognized a loss of approximately $431 thousand on the disposal of its property, plant and equipment.   This division will neither generate revenue nor incur operating expenses in future periods.

Zurvita Division

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$1,582,757	$1,211,835	$3,329,762	$2,344,974

Cost of Sales	(1,026,494)	(923,906)	(2,169,211)	(1,672,394)

Gross Profit (Loss)	556,263	287,929	1,160,551	672,580

Operating Expenses	(1,448,349)	(1,647,349)	(3,158,756)	(3,284,680)

Other Income	(4,223,977)	-	(4,325,056)	-

Net Loss before Taxes	$(5,116,063)	$(1,359,420)	$(6,323,261)	$(2,612,100)

Income Taxes	23,308	-	23,308	-

Net Loss	$(5,139,371)	$(1,359,420)	$(6,346,569)	$(2,612,100)

For the three months ended June 30, 2010 and 2009, Zurvita’s revenues were approximately $1.6 million and $1.2 million, respectively, an approximate increase of $400 thousand.  Revenue primarily consisted of administrative websites, advertising sales, marketing fees, and membership product sales in the amounts of $545 million, $365 thousand, $382 thousand and $181 thousand, respectively, for the three months ended June 30, 2010 as compared to $202 thousand, $0, $675 thousand and $436 thousand, respectively, for the three months ended June 30, 2009.  The increase in total revenue as well as individual components of revenue is a direct result of growth in the division’s network sales representatives to 6,510 as of June 30, 2010 compared to 3,138 as of June 30, 2009.   The division was able to attract and retain more representatives as a result of greater product offering as of June 30, 2010 as compared to June 30, 2009.

For the six months ended June 30, 2010 and 2009, Zurvita’s revenues were approximately $3.3 million and $2.3 million, respectively, an approximately increase of $1.0 million.  Revenue primarily consisted of administrative websites, advertising sales, marketing fees, and membership product sales in the amounts of $1.1 million, $670 thousand, $954 thousand and $384 thousand, respectively, for the six months ended June 30, 2010 as compared to $404 thousand, $0, $873 thousand and $875 thousand, respectively, for the six months ended June 30, 2009.  The increase in total revenue is a direct result of the growth in the division’s network sales representatives as a result of greater product offerings as of June 30, 2010 as compared to June 30, 2009.

Cost of sales for the three months ended June 30, 2010 increased by approximately $103 thousand to $1.1 million over the same prior year period.  Costs of sales include sales commissions paid to marketing representatives and the benefit and product cost associated with the products and services sold.  For the three months ended June 30, 2010, these costs were approximately $644 thousand and $382 thousand, respectively, as compared to $753 thousand and $171 thousand, for the three months ended June 30, 2009, respectively.  The increase in cost of sales is attributed to the increase in revenues as each product sold generates sales commissions and contains a product cost.  However, cost of sales as a percentage of revenue has decreased from 76% to 65% for the three month period ended June 30, 2010 as compared to the same prior year period.  In order to attract and retain marketing representatives while the division was being structured and products developed, non-traditional means of sales compensation were employed during 2009 which resulted in a higher percentage of commission paid relative to revenue recognized.  During 2010, the division had a greater product offering and larger marketing representative base thereby reducing the need for non-traditional compensation methods.

Cost of sales for the six months ended June 30, 2010 increased by approximately $497 thousand to $2.2 million over the same prior year period.   For the six months ended June 30, 2010, sales commissions and benefit and product costs were approximately $1.4 million and $772 thousand, respectively, as compared to $1.3 million and $331 thousand, for the six months ended June 30, 2009, respectively.  The increase in cost of sales is attributed to the increase in revenues as each product sold generates sales commissions and contains a product cost.    However, cost of sales as a percentage of revenue has decreased from 71% to 65% for the six month period ended June 30, 2010 as compared to the same prior year period.  In order to attract and retain marketing representatives while the division was being structured and products developed, non-traditional means of sales compensation were employed during 2009 which resulted in a higher percentage of commission paid relative to revenue recognized.  During 2010, the division had a greater product offering and larger marketing representative base thereby reducing the need for non-traditional compensation methods.

Operating expenses and net loss were approximately $1.5 million and $5.1 million, respectively, for the three months ended June 30, 2010 as compared to operating expenses and net loss of $1.6 million and $1.4 million, respectively, for the same prior year period.  Operating expenses and net loss were approximately $3.2 million and $6.3 million, respectively, for the six months ended June 30, 2010, as compared to operating expenses and net loss of $3.3 million and $2.6 million, respectively, for the same prior year periods.  The decrease in operating expenses is a result of the Company’s cost reduction and containment strategies, and the increase in net loss is due to significant unrealized losses resulting from fair valuing Zurvita’s liability warrants.

JRM Division

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$37,978	$37,210	$104,116	$91,837

Cost of Sales	-	(1,930)	(3,449)	(1,930)

Gross Profit	37,978	35,280	100,667	89,907

Operating Expenses	(142,373)	(152,633)	(329,421)	(351,625)

Other Expense	(8,071)	(9,125)	(15,961)	(16,273)

Net Loss before Taxes	$(112,466)	$(126,478)	$(244,715)	$(277,991)

Income Taxes	-	-	-	-

Net Loss	$(112,466)	$(126,478)	$(244,715)	$(277,991)

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

Effective March 1, 2010, the Company halted all JRM’s sales call center operations which historically telemarketed products as well as recruited agents for the division. This decision was made based on the lack of substantial revenue growth and the incurrence of several years of substantial net operating losses.. This division will continue to realize residual commission revenue from previously sold insurance plans and will incur limited operating expenses to facilitate the collection of such revenue as well as to provide minimal resources to the Senior Vice Presidents of JRM who will be focusing on recruiting agents and other direct response marketers to sell the products of other reporting units.  As a result, revenue and expenses are expected to decrease in future periods.

Corporate and Other

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$903,900	$222,418	$1,278,309	$369,229

Cost of Sales	(463,389)	(50,592)	(602,142)	(120,490)

Gross Profit	440,511	171,826	676,167	248,739

Operating Expenses	(1,506,821)	(3,204,103)	(3,163,954)	(5,908,570)

Other Income	293,084	4,106,373	2,173,907	10,802,494

Net Income before Taxes	$(773,226)	$1,074,096	$(313,880)	$5,142,663

Income Taxes	-	-	-	-

Net Income	$(773,226)	$1,074,096	$(313,880)	$5,142,663

For the three months ended June 30, 2010, revenues increased $681 thousand to $904 thousand as compared to same period in 2009.  For the six months ended revenue increased $909 thousand to $1.3 million as compared to same period in 2009.  The increase in revenue is a result of this division not only offering executive managerial support and providing financial resources to the Company’s various divisions, but has begun selling various insurance and lifestyle membership products as a result of the various contract terminations of LifeGuard and USHBG.  As a result of this shift in operations which has resulted in an increase in revenue, costs of sales have also increased to $463 thousand and $602 thousand for the three and six months ended June 30, 2010, respectively, as compared to $51 thousand and $120 thousand for the three and six months ended June 30, 2009, respectively.

Operating expenses were approximately $1.5 million and $3.2 million, respectively, for the three and six months ended June 30, 2010 as compared to operating expenses of $3.2 million and $5.9 million for the same prior year period.  Operating expenses decreased $1.7 million and $2.7 million for the three and six months ended June 30, 2010, respectively, as compared to same prior year periods.  A significant legal settlement in the amount of $1.2 million was accrued as of June 30, 2009 and accounts for the majority of the decrease between periods.  The remaining decrease of $500 thousand for the three months ended June 30, 2010, after considering the $1.2 million legal settlement, is due to payroll and consulting expenses decreasing approximately $483 thousand.  For the six months ended June 30, 2010, the remaining decrease of $1.5 million, after considering the $1.2 million legal settlement, is due to payroll and consulting expenses decreasing approximately $974 thousand and a reduction in legal and accounting fees of approximately $693 thousand.

Other income consists of the change in the fair value of the division’s warrants accounted for as liabilities.  At each reporting period, the warrants are measured at fair value and any resulting gain or loss is recognized as other income or expense.  A significant input for determining fair value is the market price of the Amacore’s common stock.  The decrease in the gain on Amacore’s warrants is attributable to the market price used in fair valuing the warrants decreasing to $0.05 from $0.12 as of June 30, 2009 and December 31, 2008, respectively, which resulted in an approximately $10.8 million gain, while the fair value of the warrants decreased to $0.003 from $0.03 as of June 30, 2010 and December 31, 2009, respectively, resulting in only a $2.3million gain.  These gains are non-cash transactions and do not impact cash flows from operations.

Net income or net loss for this division is driven by the level of the division’s operating expenses and market conditions affecting the reoccurring valuations of the division’s liability warrants.  Net loss was approximately $773 thousand and $314 thousand for the three and six months ended June 30, 2010, respectively, as compared to net income of $1.1 million and $5.1 million for the three and six months ended June 30, 2009, respectively.  The decreased in net income of approximately $1.8 million and $5.5 million for the three and six months ended June 30, 2010, respectively, as compared to same prior year period is a result of less other income recognized on the valuation of the division’s liability warrants.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2010.

Liquidity and Capital Resources

The following table compares our cash flows for the six months ended June 30, 2010 and 2009.

	June 30, 2010	June 30, 2009

Net cash used in operating activities	$(4,786,374)	$(8,343,040)
Net cash used in investing activities	(34,824)	(257,402)
Net cash provided by financing activities	2,994,286	11,038,128

Net (decrease) increase in cash	$(1,826,912)	$2,437,686

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

Current	$543,200
2012	294,487
2013	148,038
2014	143,295
2015	122,385
Thereafter	-
$1,251,405

Future minimum payments under capital lease obligations on a fiscal year basis are as follows (1):

Current	$90,461
2011	87,391
2012	72,038
2013	36,019
2014	-
$285,909
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

We believe that without significant equity and debt investment from internal and external sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During 2010, Zurvita raised $3.3 million in equity funding from its preferred stock shareholder.  In order to raise capital, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $2.5 million of outstanding notes payable as of June 30, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Ty Bruggemann, Paul Johnson, Thomas Welch, Rocky Williams, Richard Burton, and Kim Fleischer v. The Amacore Group, Inc., Jay Shafer, Shad Stastney, Chris Phillips, Clark A. Marcus, Giuseppe Crisafi, Guy Norberg, Jerry Katzman, Vicis Capital, LLC, and John Doe 1-100; In the United States District Court, Middle District of Florida; Case No. 2:09-cv-02562-JSM-MAP.  In April, 2009, Amacore initiated The Amacore Group, Inc. v. Ty Bruggemann, Thomas Welch, Paul Johnson, Lifeguard Benefit Services, Inc., Consumer Assistance Services Association, Direct Medical Network Solutions, Inc.; In the United States District Court, Middle District of Florida, Tampa Division; Case No. 8:09-cv-00748-JSM-TGW (the “Florida Litigation”) against the named individuals and companies asserting fraud in the inducement with respect to an October 12, 2007, Agreement of Plan and Merger between Amacore Group, Inc. (“Amacore”), LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. (“Lifeguard”) (“Agreement”). Alternatively, Amacore initiated this litigation to dispute or modify certain adjustments that were to be made on or about April 12, 2009, pursuant to the terms of the Agreement. Amacore asserted causes of action against the defendants including fraud in the inducement, negligent misrepresentation, conspiracy to commit fraud, breach of contract, theft and conversion, unjust enrichment, and a demand for an accounting. In September 2009, despite knowledge of the pending Florida Litigation, the above named plaintiffs initiated the New Jersey Litigation against Amacore and other named individuals and companies for allegations arising from the same transaction or occurrence giving rise to the Florida Litigation described below. Plaintiffs asserted claims against the defendants for fraud in the inducement, common law fraud, breach of fiduciary duties, breach of contract, unjust enrichment, breach of covenant of good faith and fair dealing, New Jersey consumer fraud statute, conversion, declaratory judgment, and sought to pierce the corporate veil, all arising from disputes between the parties regarding the Agreement of Plan and Merger between Amacore Group, Inc., LBS Acquisition Corp., and Lifeguard Benefit Services, Inc. dated on or about October 12, 2007. Amacore and the individually named defendants who are or were officers or directors of Amacore responded by filing a motion to dismiss based upon jurisdictional and other grounds.  On December 16, 2009 the District Court of New Jersey granted Amacore’s motion to transfer the case to the District Court of the Middle District of Florida. In response to a motion to consolidate, the District Court of the Middle District of Florida designated New Jersey Litigation as the surviving case.  The Florida Litigation was stricken by the Court on March 4, 2010, because the matter described below was substantially similar to the transferred New Jersey Litigation and pending in the same court. Amacore was granted leave to assert its counterclaim in the above referenced matter to preserve its claims.  Amacore has asserted its counterclaim in the below referenced matter to preserve its claims.  Amacore has not yet answered the complaint.  In July 2010, the District Court of the Middle District of Florida granted in part and denied in part motions to dismiss various counts against Amacore and other named defendants originally filed in New Jersey.  Plaintiffs have propounded discovery on Defendant Amacore.  Amacore will vigorously defend against all of the allegations and will assert a counterclaim against Plaintiffs.

Caroline McDonald v. The Amacore Group, Inc., Superior Court of New Jersey, Union County, Case No. UNN-L-790-09; United States District Court, District of New Jersey, Case. No. 2:09-cv-01608-SDW-MCA; on March 10, 2009, Caroline McDonald, a former employee, filed a Civil Action alleging that Amacore had breached her Employment Agreement by wrongfully terminating her shortly after she commenced her employment in May, 2007.  Subsequently, the Court transferred the Civil Action to the District Court.  Liability in this matter is disputed.   Discovery has not yet begun. Amacore will vigorously defend against all of the allegations and plans to assert a counterclaim against Plaintiff.

As of June 30, 2010, Amacore was involved in various additional lawsuits, legal proceedings, claims or disputes arising in the normal course of business.  The outcome of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Reserved.

Item 5. Other Information.

None

 Item 6. Exhibits

1.02	Termination of a Material Definitive Agreement dated June 14, 2010 (incorporated to the Company’s Form S-8 with the Securities and Exchange Commission on July 2, 2010)

8.01	Other Events dated July 9, 2010 (incorporated to the Company’s Form S-8 with the Securities and Exchange Commission on July 21, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2010	/s/ Jay Shafer
Jay Shafer
Chief Executive Officer

Dated: August 16, 2010	/s/ Scott Smith
Scott Smith
Interim Chief Financial Officer

Dated: August 16, 2010	/s/ Jason Post
Jason Post
Principal Accounting Officer